Form 10-K
period 1994-01-29
GOTTSCHALKS INC
filed 1994-05-02
CIK 790414

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-K







[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange
          Act of 1934 (Fee Required)

For The Fiscal Year Ended   January 29, 1994
                                 or
[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (No Fee Required)

For the transition period from            to


                   Commission File Number 1-09100


                           Gottschalks Inc.
        (Exact name of registrant as specified in its charter)

          Delaware                            77-0159791
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)          Identification No.)

  7 River Park Place East, Fresno, CA            93720
(Address of principal executive offices)      (Zip code)

Registrant's telephone no., including area code: (209) 434-8000

Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
     Title of Each Class               on which registered

Common Stock, $.01 par value         New York Stock Exchange

                                     Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 31, 1994:
Common Stock, $.01 par value:  $77,268,000

On March 31, 1994 the Registrant had outstanding 10,412,332 shares of Common Stock.

Documents Incorporated By Reference:   Portions of the Registrant's definitive
proxy statement with respect to its Annual Meeting of Stockholders scheduled to be held on June 23, 1994, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

                               PART I


Item 1.  BUSINESS

GENERAL

         Gottschalks Inc.(the "Company") operates twenty-seven "Gottschalks" department stores including three junior satellite stores and twenty-three "Village East" specialty stores. The Company's stores are located primarily in non-major metropolitan cities in California and in Tacoma, Washington and Klamath Falls, Oregon.

         Gottschalks department stores typically offer brand-name fashion apparel, shoes and accessories for men, women and children, cosmetics, jewelry, china, housewares, home appliances and furnishings, electronics and other goods. The Company's "Village East" specialty stores offer apparel for larger women. The Company's stores carry primarily moderately priced brand-name merchandise, complemented with a mix of higher and budget priced merchandise. The Company services its stores from a 420,000 square foot distribution facility located in Madera, California. The Company's business has been under continuous family management since it was founded by Emil Gottschalk in 1904.

         Since the Company's initial public offering in April 1986, the Company has built or acquired nineteen department stores, sixteen specialty stores, and a new distribution center. Gross store square footage added during this expansion period was approximately 1.5 million square feet, resulting in total Company store square footage of over 2.1 million square feet.

         The following table presents statistical information regarding sales at the Company's Gottschalks and Village East stores for the fiscal years indicated. The table does not include the sales of the Company's Petites West specialty stores, which were discontinued in 1991.

                       1993         1992       1991       1990       1989
Gottschalks

Net sales
<F1>
  (in thousands) (1)   $333,062   $321,809   $304,423   $276,521   $228,262

Stores open at end
<F2>
  of period (2)              27         25         23         22         20
Average net sales
  per square foot
  of selling
<F3>
  space (3)            $    213   $    209   $    210   $    208   $    207

Village East

Net sales
  (in thousands)       $  9,355   $  9,324   $  8,403   $  6,996   $  5,023

Stores open at
  end of period              23         22         21         18         17
Average net sales
  per square foot
  of selling space (3) $    216   $    218   $    231   $    217    $   203


<F1>
(1) The Company leases the fine jewelry, custom drapery, shoe and maternity wear departments, restaurants and the beauty salons in its Gottschalks stores. Included in net sales are leased department sales of $25.3 million, $23.4 million, $20.8 million, $19.7 million and $17.6 million, in 1993, 1992, 1991, 1990 and 1989, respectively. Net sales include sales from the Company's clearance center which was opened in 1988 and closed in January 1994.

<F2>
(2) The number of stores does not include the Company's clearance center which opened in 1988 and was closed in January 1994. The Company closed its Santa Cruz, California store in 1989, after it suffered major irreparable damage as a result of the October 1989 earthquake. The Company opened its twenty-sixth and twenty-seventh Gottschalks department stores in Hanford and Redding, California in March and November 1993, respectively.

<F3>
(3) Average net sales per square foot of selling space represents net sales for the period divided by the number of square feet of selling space in use during the period. Average net sales per square foot is computed only for those stores in operation for at least twelve months. "Selling space" has been determined according to standards set by the National Retail Federation.

     Merchandising and Marketing. The Company's merchandising and marketing strategy is directed at offering and promoting nationally advertised brand-name merchandise recognized by its customers for style and value. The Company's inventory emphasizes brand names such as Estee Lauder, Lancome, Liz Claiborne, Carole Little, Evan Picone, Calvin Klein, Guess, Levi Strauss and Sony. The Company's stores also carry private label merchandise purchased through Frederick Atkins, Inc., a national association of major retailers, which provides its members with group purchasing opportunities. The Company offers a wide selection of fashion apparel and other merchandise in an extensive range of styles, sizes and colors for all members of the family.

     The Company seeks to evaluate and respond quickly to current fashion trends in its markets. The Company's Executive Vice President/General Merchandise Manager and his staff of 2 general merchandise managers, 9 divisional merchandise managers, 48 buyers and 35 assistant buyers direct the Company's merchandising activities from its corporate office in Fresno, California. Management develops a monthly merchandising plan for each store, measures sales performance against the plan on a daily basis, and continually updates merchandising strategy. Every Company store carries substantially the
same merchandise,   but in different mixes according to individual market
demands. The Company's membership in Frederick Atkins, Inc. also provides it with current information about marketing and operating trends. Management also believes that the Company's long and continuous presence in its primary market areas enables it to evaluate and respond quickly to changing customer preferences.

     Management believes that well-stocked stores and frequent promotional sales contribute significantly to sales volume. Management monitors store inventories and sales on a daily basis to assure that its stores are well-stocked and to provide ample merchandise for promotional sales. During 1993, the Company focused on increasing sales per selling square foot and improved gross margins by reallocating selling floor space to higher profit margin items and narrowing and focusing merchandise assortments, as well as through
the development of strong, strategic alliances with its vendors.      The
Company
closed its clearance center in January 1994 as part of its cost savings program. The Company instead will liquidate slow moving merchandise through its existing stores, with certain areas of such stores devoted exclusively to clearance sales.

     Management believes that competition in the retailing industry will continue to intensify in the 1990's and that merchandise cost and shrinkage control will be critical to improved gross margins in the future. In 1993 the Company began development of a price lookup system, that will reduce point-of-sale errors, streamline the sales audit process and reduce inventory shortages resulting from paperwork errors. The Company is currently implementing the system in each of its stores and expects the implementation process to be complete by the end of fiscal 1994. During the second half of 1993 the Company implemented an automatic markdown system that will reduce heavy markdowns late in each season and inventory shrinkage resulting from paperwork errors. The Company is also in the process of acquiring a new merchandise management system that will enhance its ability to efficiently allocate merchandise to stores and provide the Company's buying staff with more timely and accurate information. Management believes that full implementation of these new merchandise related systems will reduce inventory related costs and increase inventory turnover rates.

     The Company advertises primarily through newspapers, television, catalogs, and direct mail. Advertising emphasizes brand-name merchandise and promotional prices. The Company is a major purchaser of television advertising time in its primary market areas. The Company sends direct mailings to its charge-card accounts and, through its computer data base, generates specific lists of customers who may be most responsive to specific promotional mailings. The Company also conducts fashion shows, bridal shows and wardrobing seminars in its stores and in the communities in which they are located to convey fashion trends to its customers.

     The Company's stores experience seasonal sales and earnings pattern typical of the retail industry. Peak sales occur during the Christmas, back-to-school, and Easter seasons. The Company generally increases its inventory levels and sales staff for these seasons. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Seasonality."

     Customer Service. In addition to merchandising and promoting brand-name merchandise, the Company seeks to offer to its customers a conveniently located and attractive shopping environment and high levels of personal sales assistance not typically associated with major department stores. All of the Company's stores are designed and maintained to project an attractive, quality shopping environment. In Gottschalks stores, merchandise is attractively displayed and arranged by departments, with well-known designer and brand names prominently displayed. Departments open onto main aisles, and numerous visual displays are used to maximize the exposure of merchandise to customer traffic. Village East specialty stores promote the image of style and fashion for larger women. The Company generally seeks to locate its stores in regional shopping malls, which are centrally located to access a broad customer base. Twenty-two of the Company's twenty-seven Gottschalks stores, and all but two of its specialty stores, are located in regional shopping malls.

     The Company's policy is to employ sufficient sales personnel to provide its customers with prompt, personal service. Sales personnel are encouraged to keep notebooks of customers' names, clothing sizes, birthdays, and major purchases, to telephone customers about promotional sales and to send thank-you notes and other greetings. Management believes that this type of personal attention builds customer loyalty. The Company stresses the training of its sales personnel and offers various financial incentives based on sales performance. The Company also offers opportunities for promotions and management training and leadership classes. Under its liberal return and exchange policy, the Company will accept without question a return or exchange of any merchandise that its stores stock. When appropriate, the Company returns the merchandise to its supplier.

     Leased Departments. The Company currently leases the fine jewelry, shoe and maternity wear departments, custom drapery, restaurants and the beauty salons in its Gottschalks department stores. The independent operators supply their own merchandise, sales personnel and advertising and pay the Company a percentage of gross sales as rent. Net sales from leased departments, which are included in the Company's net sales results, were $25.3 million, $23.4 million, $20.8 million, $19.7 million and $17.6 million in 1993, 1992, 1991, 1990 and 1989, respectively.

     Management believes that, while the cost of sales attributable to leased department sales is generally higher than other departments, the relative contribution of leased department sales to earnings is comparable to that of the Company's other departments because the lessee assumes substantially all operating expenses of the department. This allows the Company to reduce its level of selling, advertising and other general and administrative expenses associated with leased department sales. Cost of sales from leased departments, which are included in cost of sales, were $21.8 million, $20.1 million, $17.8 million, $16.9 million and $15.1 million in 1993, 1992, 1991, 1990 and 1989, respectively.

     Purchase of Merchandise. The Company is a member of Frederick Atkins, Inc., a national association of major retailers, which provides its members with group purchasing opportunities. In fiscal year 1993, the Company purchased approximately 4.8% of its merchandise from Frederick Atkins, Inc. The Company also purchases merchandise from numerous other suppliers. Excluding Frederick Atkins, Inc., the Company's ten largest suppliers during fiscal year 1993 were Estee Lauder, Inc., Liz Claiborne, Inc., Levi Strauss & Co., Cosmair, Inc., Sony Corporation of America, London Fog, All-That-Jazz, Haggar Apparel Co., Graff Californiawear and Alfred Dunner. Purchases from those vendors accounted for approximately 21.1% of the Company's total purchases during fiscal year 1993. Management believes that alternative sources of supply are available for each category of merchandise it purchases.

     Credit Policy. The Company issues its own credit card, which management believes contributes significantly to the Company's market acceptance and increased sales. As discussed more fully in Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," the Company sold certain of its customer credit card accounts receivable in connection with an asset-backed securitization program on March 30, 1994. The Company will continue to service the receivables pursuant to the securitization program and anticipates no material revisions to its existing credit policies. As of March 30, 1994, the Company had approximately 420,000 active charge cards outstanding. The Company's gross revenues from credit card finance charges totalled approximately $8.1 million in 1993.

     In February 1992, the Company implemented a new credit management software system. The new system enhances the Company's ability to make credit decisions related to credit authorization, collections and billing and to provide improved customer service. The Company believes this new system offers improved flexibility, enhances efficiency and should be sufficient to meet the Company's future credit requirements.

     In October 1993, the Company implemented an Instant Credit program. Combined with a new credit scoring system installed in September 1993, the Company can now process hundreds of credit applications daily at a rate of approximately three minutes per application. In September 1993, the Company also implemented a "55-Plus Account" program which offers additional merchandise and service discounts to customers over the age of 55.

     The Company maintains reserves for possible credit losses on all of its receivables, including receivables held for securitization and sale. Over the past five fiscal years the Company's provision for credit losses ranged from 0.6-1.0% of net sales. Credit losses have consistently been within management expectations.

     The Company offers credit customers three payment plans. Under its "Option Plan," the Company bills customers monthly for charges, without a
minimum purchase requirement.   Finance charges are assessed monthly on any
previously unpaid balance, for all balances greater than $3.00. The Company's annual interest rate charge is 19.8% in all states except Washington which is 18.0%. Minimum monthly payments of $10.00 or 10% of the new balance outstanding are required.

     Under the "Time Pay Plan," customers may make monthly payments for purchases of home furnishings, major appliances, and other qualified items of more than $100. The minimum monthly payment is 5.0% of the highest new balance owing at any time, but not less than $10, until the balance is cleared.

     Under the "Club Plan," customers may pay monthly for fine china, silver, crystal, and collectibles of more than $100. The minimum monthly payment is 4.2% of the highest new balance owing at any time, but not less than $10, until the balance is cleared. The Company assesses no finance charge on a club account so long as the customer pays the minimum monthly payment when due. Otherwise, the Company assesses the same finance charge as under the "Option" and "Time Pay Plan."

    Facilities. The Company's facilities are designed to complement its strategy of providing customers with an attractive selection of brand-name merchandise. The Company has computerized its operations, including its merchandising, inventory, credit, payroll and financial reporting systems.
The Company has installed approximately 2,000 computer terminals in its stores, executive offices and distribution center. Every store processes each sale through point-of-sale terminals that connect on-line with the computer center at the Company's corporate office in Fresno. This system provides detailed reports on a real-time basis of current sales and inventory levels by store, department, vendor, class, style, color, and size. Such reports assist the Company's merchandising staff in analyzing market trends, identifying fast or slow-moving merchandise, and making prompt reordering and pricing decisions. The Company's management uses the system to monitor store and buyer performance against merchandising plans, update merchandising strategies, and conduct financial and operational modeling.

     The Company's distribution facility, designed and equipped to meet the Company's long-term distribution needs, enhances its ability to respond to customers' preferences. Completed in October 1989, the Company receives all merchandise at its 420,000 square foot distribution center in Madera, California. Merchandise arriving at the distribution center is inspected, recorded by computer into inventory and tagged with a computer-generated price label. The Company generally does not warehouse apparel merchandise but distributes it to stores promptly. The distribution center is centrally located to serve all of the Company's store locations. Daily distribution enables the Company to respond to fashion and market trends and assure fully stocked merchandise displays and store stockrooms.

     The Company relocated its corporate headquarters during November 1991 from the downtown Fresno area to an office building in Northeast Fresno. Management believes that this space will be adequate to meet the Company's long-term office space requirements.

     Store Expansion. Since the Company's initial public offering in April 1986, the Company has constructed or acquired nineteen of its twenty-seven Gottschalks department stores, and opened sixteen of its twenty-three Village East specialty stores. Gottschalks intends to open a Village East specialty store in each mall where a Gottschalks department store opens. In 1992 the Company opened its first out-of-state stores in Tacoma, Washington and Klamath Falls, Oregon. The Company opened its twenty-sixth and twenty-seventh Gottschalk's stores in Hanford and Redding, California, in March and November 1993, respectively and opened its twenty-third Village East specialty store in Hanford in March 1993.

     The Company has historically avoided expansion into major metropolitan areas, preferring instead to concentrate on secondary cities where management believes there is a strong demand for nationally advertised brand-name merchandise and fewer competitors
offering such merchandise.          In selecting
sites for new stores, the Company generally seeks prime locations in regional malls. The Company also considers the demographic characteristics of the surrounding area, the lease terms, and other factors. The Company does not typically own its properties, although management would consider doing so if ownership were financially attractive. A number of factors may affect the Company's expansion, including the availability of suitable locations, acceptable lease terms, economic conditions, financing and competition.
During the past several years, the recession in California has negatively affected the Company's sales and income, the development of regional shopping malls, the availability of suitable store locations and the availability of financing for new stores. However, management believes that an improving economy and the finalization of the Company's long-term financing arrangements (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") will permit the Company to respond quickly to attractive opportunities for new stores to continue to pursue its goal of controlled expansion.

     Competition. The retail department store and specialty apparel businesses are highly competitive. The Company's stores compete with national, regional, and local chain department stores and specialty stores, some of which are considerably larger than the Company and have substantially greater financial and other resources. Competition has intensified in recent years as new competitors have sought to enter the Company's primary markets. The Company competes primarily on the basis of current merchandise availability, customer service, price and store location. The Company believes that its knowledge of its primary California markets developed over 89 years of continuous family management, and its focus on those markets as its primary areas of operations, give it an advantage that its competitors cannot readily duplicate. Many of the Company's competitors are national chains whose operations are not focused specifically on non-major metropolitan
cities in the Western United States.          One aspect of the Company's
strategy is to differentiate itself as a home-town, locally oriented store versus its more nationally focused competitors.

     Employees.  As of January 29, 1994, the Company had      4,454
employees, of whom 886 were employed part-time (working less than 20 hours a week on a regular basis). The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. To attract and retain qualified employees, the Company offers a 25% discount on merchandise purchases, participation in a 401(k) Retirement Savings Plan, vacation, sick and holiday pay benefits as well as health care, accident, death, disability, dental and vision insurance at a nominal cost to the employee and eligible beneficiaries and dependents.

     None of the Company's employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.

     Executive Officers of the Registrant. Information relating to the Company's executive officers is included in Part III, Item 10 of this report and is incorporated herein by reference.

Item 2.        PROPERTIES

     Corporate Office and Distribution Center.  The Company's corporate
office is located in Fresno, California.   The Company's corporate office
occupies 89,000 square feet of a 176,000 square foot building, which was built in 1991 by a limited partnership of which the Company is the sole limited partner holding a 36% share of the partnership. The Company believes that its current office space is adequate to meet its long-term office space requirements.

     To facilitate the Company's expansion in recent years, the Company opened its leased distribution center in October 1989. The 420,000 square foot facility is located in Madera, California, and was built and equipped to meet the Company's long-term merchandise distribution needs. The facility is strategically located to service economically the Company's existing California store locations and its projected future market areas. The Company also services its Tacoma, Washington and Klamath Falls, Oregon stores from its distribution center.

     Store Leases and Locations. With the exception of the San Luis Obispo, Palmdale, Capitola, Yuba City, Antioch, Eureka and Hanford department stores, all of which the Company owns, the Company leases its stores from unrelated parties. The store leases generally require the Company to pay either a fixed rent, a percentage of sales, or a percentage of sales above a minimum rent. During 1993 the Company incurred an average of $6.80 per square foot in lease expense, not including common area maintenance expense. The Company is responsible under many of its store leases for its pro-rata share of promotion and common-area maintenance expenses and for certain property tax and insurance expenses.

     Twenty-two Gottschalks and all but two of the Village East stores, are located in regional shopping malls. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

     The following table contains specific information about each store.

                                            Expiration
                     Gross                   Date of
                     Square       Date       Current
                      Feet       Opened       Lease      Renewal Options

GOTTSCHALKS
<F1>
Antioch.............  90,000      1989        N/A(1)         N/A
Aptos...............   9,000      1988        2004           None
Bakersfield:
  East Hills........  92,000      1988        2009       6 five yr. opt.
  Valley Plaza......  60,000      1987        1997           None
<F1>
Capitola............ 114,000      1990        N/A(1)         N/A
Chico...............  92,000      1988        2017       3 ten yr. opt.
Clovis..............  97,000      1988        2018           None
<F1>
Eureka..............  89,000      1989        N/A(1)         N/A
Fresno:
  Fashion Fair......  75,000      1970        2001           None
  Fig Garden........  30,000      1983        2005           None
  Manchester........ 165,000      1979        2009       1 ten yr. opt.
<F1>
Hanford.............  80,000      1993        N/A(1)         N/A
Klamath Falls.......  65,000      1992        2007       2 ten yr. opt.
Merced..............  60,000      1983        2013           None
Modesto:
  Vintage Faire.....  87,000      1977        2008       4 five yr. opt.
  Century Center....  50,000      1984        2013       1 ten yr. opt.
                                                             and
                                                         1 four yr. opt.
<F1>
Palmdale............ 119,000      1990        N/A(1)         N/A
Palm Springs........  65,000      1991        2011       4 Five yr. opt.
<F1>
San Luis Obispo.....  86,000      1986        N/A(1)         N/A
Santa Maria......... 115,000      1976        2006       4 five yr. opt.
Scotts Valley.......  11,000      1988        2001       2 five yr. opt.
Stockton............  91,000      1987        2009       6 five yr. opt.
Tacoma.............. 120,000      1992        2012       4 five yr. opt.
Visalia.............  80,000      1964        2003       1 twelve yr. opt.
                                                             and
                                                         2 twenty yr. opt.
Woodland............  47,000      1987        2017       2 ten yr. opt.
<F1>
Yuba City...........  82,000      1989        N/A(1)         N/A
Redding.............   7,000      1993        60 days        None

Total Gottschalks
<F2>
  Square Footage.. 2,078,000(2)

___________________________

<F1>
(1)  Company owned.

<F2>
(2) Total Gottschalks square footage does not include the Company's clearance center, consisting of 30,000 gross square feet, that was opened in 1988 and closed in January 1994.

                                            Expiration
                      Gross                  Date of
                      Square      Date       Current
                       Feet      Opened       Lease      Renewal Options

VILLAGE EAST
Antioch.............   2,100      1989        1999           None
Bakersfield:
  East Hills........   2,500      1988        1998           None
  Valley Plaza......   3,700      1991        2002           None
Capitola............   2,400      1991        1999           None
Chico...............   2,300      1988        2000           None
Clovis..............   2,200      1988        1998           None
Eureka..............   2,800      1989        2004           None
Fresno:
  Fashion Fair......   1,500      1970        1996           None
  Fig Garden........   2,800      1986        1999           None
  Manchester........   2,300      1981        2010           None
Hanford.............   2,800      1993        2008           None
Merced..............   1,800      1976        2001           None
Modesto:
  Vintage Faire.....   2,900      1977        1995           None
  Century Center....   1,400      1986        2005           None
Palmdale............   2,800      1990        2000           None
Palm Springs........   2,500      1991        2001           None
San Luis Obispo.....   2,100      1987        2011           None
Santa Maria.........   3,000      1976        2001           None
Stockton............   2,100      1989        1998           None
Tacoma..............   2,100      1992        2012           None
Visalia.............   1,800      1975        1999           None
Woodland............   1,800      1987        1999           None
Yuba City...........   3,000      1990        2000           None

Total Village East
  Square Footage....  54,700



Total Square
  Footage..........2,132,700

Item 3.        LEGAL PROCEEDINGS

     The Company plead guilty in July 1992 to certain criminal charges and paid certain fines in order to settle all federal criminal matters relating to (i) a tax deduction on the Company's 1985 federal tax return (the "VEBA deduction") and (ii) the reports and registration statements filed by the Company with the Securities and Exchange Commission ("SEC"). The U.S. Attorney's criminal investigation relating to that matter has been discontinued. Accordingly, the Company's Chairman and Chief Executive Officer, Joseph Levy is no longer a target of that investigation.

     The Company is a party to three civil lawsuits related to the VEBA deduction and the Company's guilty pleas. The same law firm represents the plaintiffs in each of the three lawsuits:

     Ponder v. Gottschalks  (Superior Court of California,
County of Fresno), which was filed on April 30, 1993 and purports to be a class action on behalf of the named plaintiffs and others similarly situated, seeks rescission of the plaintiffs' purchases of common stock and unspecified money damages, including compensatory, special and punitive damages and attorneys' fees, based, in part, upon alleged misrepresentations regarding, among other matters, the VEBA deduction, in the Company's public reports. The defendants in this action include, in addition to the Company, Ernst & Young, the Company's former accountants, certain former officers of the Company, certain former consultants to the Company, Joseph Levy, currently Chairman of the Board and Chief Executive Officer of the Company, and Gerald Blum, currently Vice Chairman of the Company.

     Annoni v. Gottschalks (United States District Court for the Northern District of California), which was filed on July 15, 1993 and purports to be a federal class action on behalf of the named plaintiffs and others similarly situated, is based upon the same facts, names the same defendants and seeks similar relief as the pending state court class action.

     Ponder v. Ernst & Young (Superior Court of California, County of Fresno), which was filed on May 11, 1993, is a derivative action purportedly brought by the named nominal plaintiff on behalf of the Company against a number of the same defendants named in the state and federal class actions and seeks to recover from such defendants on behalf of the Company the money damages alleged to have been suffered by the Company as a result of the matters alleged in the class actions. The amounts sought on behalf of the Company include fines, penalties, legal and accounting fees paid by the Company, a return of salaries, bonuses and profits derived by the defendants from the Company, punitive damages, defense costs and attorneys fees.

     The Company's motions to dismiss the federal class action, to assume control of the derivative action, and to stay the state court class action until resolution of the comparable federal class action, are presently pending. Extensive discovery has not yet begun in any of the actions.

     Since the ultimate outcome of these lawsuits cannot presently be determined, no provision for any loss that may result upon resolution of these lawsuits has been made in the financial statements.

     The Company has supplied documents relating to the VEBA deduction and its guilty pleas to the SEC, which is conducting its own investigation to determine whether violations of federal securities laws occurred.

     The Company is a defendant in a lawsuit filed in October 1992 by F&N Acquisition Corp. ("F&N") in the United States Bankruptcy Court for the Western District of Washington arising out of the Company's proposed acquisition of a former Frederick and Nelson store location in Spokane, Washington. On September 8, 1993, the United States District Court of the Western District of Washington affirmed the bankruptcy court's award of partial summary judgment in the amount of approximately $3.0 million against the Company. The Company's appeal of that judgment to the United States Court of Appeals for the Ninth Circuit is presently pending.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered in this report.

                               PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

     The Company's stock is listed for trading on both the New
York Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the New York Stock Exchange
Composite Tape under the symbol "GOT" during the periods indicated:

                                1993                 1992
Fiscal Quarters            High        Low      High       Low

1st Quarter.........       9 3/4      7 1/8     22 1/2    12 1/8
2nd Quarter.........       9          6 1/8     13 3/4     7 1/2
3rd Quarter.........       9          6 1/2     10 3/4     8 3/4
4th Quarter.........      10 3/8      7 1/2     11 5/8     8 3/4

     On March 31, 1994, the Company had 1,195 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders.

     The Company has not paid a dividend since its initial public offering in April 1986. The Board of Directors has no present intention to pay cash dividends in the foreseeable future, and will determine whether to declare cash dividends in the future depending on the Company's earnings, financial condition and capital requirements. In addition, the Company's credit agreement with Wells Fargo Bank, N.A., prohibits the Company from paying dividends.

Item 6.        SELECTED FINANCIAL DATA

               The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 29, 1994, January 30, 1993, February 1, 1992, February 2, 1991 and February 3, 1990 are referred to herein as 1993, 1992, 1991, 1990 and 1989, respectively. All fiscal years noted include 52 weeks, except 1989 which includes 53 weeks.

     The selected financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations," and the Financial
Statements of the Company and related notes included elsewhere herein.


   BALANCE SHEET DATA:
   (In thousands of dollars)     1993       1992       1991      1990     1989
   Receivables held for
    securitization and
<F1>
    sale.................$ 40,000(1)     --        --        --        --
   Trade accounts
    receivable, less
    allowance for
<F1>
    doubtful accounts....  21,460(1) $ 59,508  $ 62,831  $ 60,661  $ 51,809
   Merchandise
    inventories..........  60,465      58,777    62,821    51,547    36,462
   Property and
    equipment, less
    accumulated
    depreciation and
    amortization.........  96,396      95,933    91,114    83,435    64,118
   Total assets.......... 248,330     239,910   242,072   207,556   165,425
   Long-term obligations,
<F2>
    less current portion.  31,493(2)   14,992    51,290    42,627    44,780
   Stockholders' equity..  82,118      84,529    92,720    55,975    49,936
<F2>
   Working capital.......  32,147(2)   16,827    64,715    34,975    36,455
   Current ratio.........  1.30:1      1.15:1    1.89:1    1.41:1    1.59:1


<F1>
(1)  As discussed more fully in Item 7, "Management's
     Discussion and Analysis of Financial Condition and
     Results of Operations--Liquidity and Capital
     Resources" and Note 2 to the Financial Statements, the Company sold certain of its customer credit card accounts receivable on March 30, 1994 in connection with an asset-backed securitization program.
     Accordingly, such receivables have been classified as held for securitization and sale at January 29, 1994.

<F2>
(2) Working capital increased $15.3 million and long-term obligations increased $16.5 million from 1992 to 1993 primarily due to the classification of certain debt as long-term that had been classified as current in 1992. See Item 7, "Management's Discussion and
     Analysis of Financial Condition and Results of
     Operations--Liquidity and Capital Resources."

INCOME STATEMENT DATA:
                            1993      1992      1991      1990      1989
(In thousands, except share data)

<F1>
Net sales(1)........... $342,417   $331,133   $314,633  $287,455  $236,765
Service charges and
  other income.........    8,938      9,458     10,830    10,374     7,492

                         351,355    340,591    325,463   297,829   244,257
Costs and expenses:
<F2>
  Cost of sales(2).....  233,252    226,319    210,435   189,330   156,575
  Selling, general and
    administrative
<F3>
    expenses(3)........  104,138    105,044     96,144    84,916    71,864
  Depreciation and
    amortization.......    5,877      6,408      5,503     5,266     3,893
  Interest expense.....    8,524      6,965      6,793     9,306     7,551
<F4>
  Unusual items(4).....    3,427      7,852

                         355,218    352,588    318,875   288,818   239,883
Income (loss) before
  income tax expense
  (benefit) and
  extraordinary loss...   (3,863)   (11,997)     6,588     9,011     4,374
Income tax expense
  (benefit)............   (1,190)    (4,006)     2,528     3,398     1,476
Income (loss) before
  extraordinary loss...   (2,673)    (7,991)     4,060     5,613     2,898
Extraordinary loss.....                                               (287)

Net income(loss)....... $ (2,673)  $ (7,991)  $  4,060  $  5,613   $ 2,611
Net income(loss)per
  common share:
  Before extraordinary
  loss................. $   (.26)  $   (.77)  $    .41  $    .70   $   .36
  Extraordinary loss...                                               (.04)
Net income (loss) per
  common share......... $   (.26)  $   (.77)  $    .41  $    .70   $   .32
Weighted average number
  of common shares
  outstanding.....        10,377     10,410      9,798     8,040     8,075


<F1>
(1) Net sales includes net sales from leased departments of $25.3 million, $23.4 million, $20.8 million, $19.7 million and $17.6 million in 1993, 1992, 1991, 1990
     and 1989, respectively.  See Part I, Item 1,
     "Business-Leased Departments."

<F2>
(2) Cost of sales from leased departments, which are included in cost of sales, were $21.8 million, $20.1 million, $17.8 million, $16.9 million and $15.1 million in 1993, 1992, 1991, 1990 and 1989, respectively.

<F3>
(3) Includes provision for credit losses of $2.2 million, $2.5 million, $3.0 million, $1.9 million and $1.6 million in 1993, 1992, 1991, 1990 and 1989, respectively.

<F4>
(4)  See Part I, Item 7, "Management's Discussion and
     Analysis of Financial Condition and Results of
     Operations" and Note 3 to the Financial Statements.


Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company recorded a net loss of $2,673,000 in 1993 as compared to a net loss of $7,991,000 in 1992. The operating loss prior to income taxes and unusual items was $436,000 in 1993 as compared to $4,145,000 in 1992. The decrease in operating losses is primarily the result of an increase in sales volume resulting from the addition of two new stores and improved economic conditions in certain of the Company's market areas in the second half of 1993. In addition, the Company initiated various cost containment programs throughout the Company in 1993 resulting in an overall reduction in its selling, general and administrative expenses as a percentage of net sales. These factors, which resulted in reduced operating losses in 1993, were partially offset by increased interest expense and a reduction in service charge income on the Company's customer credit cards.

     The Company recorded a net loss of $7,991,000 in 1992 as compared to net income of $4,060,000 in 1991. The loss before income taxes and unusual items was $4,145,000 in 1992 as compared to income before income taxes of $6,588,000 in 1991. The loss before income taxes and unusual items primarily resulted from lower same store sales, lower gross margins resulting from increased promotional markdowns, higher occupancy costs associated with the Company's new corporate headquarters, higher health care costs and higher than expected operating costs associated with existing stores and new stores in Tacoma, Washington and Klamath Falls, Oregon.

     As discussed more fully in Note 3 to the Financial Statements, the net loss in 1993 includes an unusual charge of $3,427,000 representing legal and accounting fees incurred in connection with (i) the government's investigation of an employee benefit plan deduction (the "VEBA deduction") of $3,674,000 on the Company's 1985 federal tax return, certain of the Company's financial reporting practices and related stockholder litigation, and (ii) pending litigation related to the Company's proposed acquisition of a former Frederick & Nelson store located in Spokane, Washington. In April 1994 the Company settled and paid all tax, penalties and interest due to the Internal Revenue Service in connection with the VEBA deduction.

     The net loss in 1992 includes an unusual charge of $7,852,000 representing (i) fines and penalties paid in connection with the Company's settlement of federal criminal charges related to the VEBA deduction on the Company's 1985 federal tax return and certain of the Company's financial reporting practices, (ii) management's estimate of fines, interest and penalties payable to the Internal Revenue Service in connection with the civil aspect of the government's investigation of such deduction, (iii) management's estimate of amounts that may ultimately be payable by the Company in connection with pending litigation related to the Company's proposed acquisition of the former Frederick & Nelson store location, and (iv) legal, accounting and other fees related to the foregoing matters.

     In response to the operating losses in 1992 and 1993, the Company performed an extensive review of all aspects of its operations during 1993. This review resulted in the implementation of various cost containment and sales enhancing programs and resulted in significantly reduced operating expenses in 1993 as compared to 1992. The Company's objective in 1994 is to continue to manage its selling, general and administrative expenses in light of competitive pressures on the Company's gross margin and management anticipates it will be able to further reduce operating expenses as a percentage of net sales in the long-term. In order to increase sales over the long-term, the Company plans to expand on a controlled basis and achieve benefits of spreading its overhead costs over an increasing selling base. The Company believes the competitive environment in the retailing industry will continue to intensify. In order to mitigate the effects of the competitive environment, management initiated new merchandise management programs in 1993 and early 1994 which the Company believes will result in reduced inventory related costs and improve inventory turnover rates. As more fully discussed in "Liquidity and Capital Resources," the Company refinanced certain of its short and long-term credit facilities in March 1994 with long-term financing arrangements and sold certain of its customer credit card accounts receivable in connection with an asset-backed securitization program. In addition to lower interest rates and loan fees on the new credit facilities, the Company believes that reduced borrowings on the line of credit resulting from the application of proceeds from the securitization and increased efficiencies gained through its new merchandise management and cost containment programs will reduce the Company's reliance on more costly short-term borrowings.

Net Sales, Including Leased Departments

     The Company's net sales increased to $342.4 million in 1993 as compared to $331.1 million in 1992, or 3.4%. The increase of $11.3 million in net sales in 1993 was primarily the result of strong retail activity and improved economic conditions in certain of the Company's market areas during the second half of 1993. In addition, the increase is attributable to increased sales volume generated by the new stores in Hanford and Redding, California, opened in March and November 1993, respectively. Comparable store sales increased 1.3% in 1993.

     The Company's net sales increased to $331.1 million in 1992 as compared to $314.6 million in 1991, or 5.2%. This increase of $16.5 million was primarily attributable to increased sales volume generated by the Palm Springs store, which was open for the entire year in 1992, and by the Tacoma, Washington and Klamath Falls, Oregon stores, which opened in March 1992 and June 1992, respectively. Comparable store sales decreased 1% from 1991, primarily as a result of recessionary economic conditions during the period.

     The following table sets forth for the periods indicated certain items from the Company's Statements of Operations, expressed as percentages of net sales:

                                     1993         1992        1991


Net sales, including
  leased departments.............    100.0%       100.0%      100.0%
Service charges and other
  income.........................      2.6          2.9         3.4
                                     102.6        102.9       103.4
Costs and expenses:
   Cost of sales.................     68.1         68.4        66.9
   Selling, general and
      administrative expenses....     30.4         31.7        30.6
   Depreciation and
     amortization................      1.7          1.9         1.7
   Interest expense..............      2.5          2.1         2.1
   Unusual items.................      1.0          2.4
                                     103.7        106.5       101.3
Income (loss) before income tax
  expense (benefit)..............     (1.1)        (3.6)        2.1
Income tax expense (benefit).....      (.3)        (1.2)         .8
Net income (loss)................      (.8)%       (2.4)%       1.3%


Service Charges and Other Income

     Service charges and other income decreased to $8.9 million in 1993 as compared to $9.5 million in 1992, or 6.3%. Service charges associated with the Company's customer credit cards decreased to $8.1 million in 1993 from $8.6 million in 1992, or 5.8%. This decrease was primarily related to a decrease in Company credit card sales as a percentage of net sales during the first three quarters of 1993. The Company experienced a significant increase in Company credit card sales in the fourth quarter of 1993 primarily as a result of a new Instant Credit program. Company credit card sales as a percentage of net sales were 38.8% in 1993 as compared to 38.5% in 1992. The number of days of credit card sales in receivables, including amounts held for securitization and sale, was 169.3 in 1993 as compared to 169.8 in 1992. Other income was $838,000 in 1993 as compared to $880,000 in 1992.

     As discussed more fully in "Liquidity and Capital Resources" and Note 2 to the Financial Statements, the Company sold certain of its customer credit card accounts receivable on March 30, 1994 in connection with an asset-backed securitization program. The Company will continue to service the credit card portfolio and related servicing fee income will be reflected as other income in the Company's financial statements. The Company does not anticipate that the securitization will materially affect service charges and other income in the future.

     Service charges and other income decreased to $9.5 million in 1992 as compared to $10.8 million in 1991, or 12.0%. Service charges decreased to $8.6 million in 1992 from $9.0 million in 1991, or 4.4%. This decrease was primarily due to a decrease in Company credit card sales as a percentage of net sales to 38.5% of net sales in 1992 from 41.0% of net sales in 1991. The number of days of credit card sales in receivables was 169.8 in 1992 as compared to 177.4 in 1991. The decrease in days of credit card sales in receivables resulted from increased efficiencies gained through the implementation of a new credit management system in 1992. Other income in 1992 was $880,000 as compared to $1.8 million in 1991. Included in other income in 1991 was a gain of $960,000 on land not being used in operations, a loss of $104,000 on the sale of the Company's downtown Bakersfield store and a gain on sale of computer equipment of $225,000.

Cost of Sales

     Cost of sales increased to $233.3 million in 1993 as compared to $226.3 million in 1992, or 3.1%. The Company's gross margin increased to 31.9% in 1993 as compared to 31.6% in 1992. The increase in gross margin percent was primarily the result of lower promotional markdowns on increased sales volume. The Company values merchandise inventories on the retail method using last-in, first-out (LIFO) cost and capitalizes to inventory certain indirect purchasing, merchandise handling and inventory storage costs. The LIFO inventory valuation adjustment ("LIFO adjustment") in 1993 resulted in an increase to cost of sales of $969,000 as compared to the 1992 LIFO adjustment which resulted in an increase to cost of sales of $1.5 million. Excluding the effects of the LIFO adjustment, the Company's gross margin was 32.2% in 1993 as compared to 32.1% in 1992. Inventory turnover was 2.9 in 1993 and 1992.

     Cost of sales increased to $226.3 million in 1992 as compared to $210.4 million in 1991, or 7.6%. The Company's gross margin decreased to 31.6% in 1992 as compared to 33.1% in 1991. The decrease in gross margin percent was primarily the result of increased promotional retail activity required to liquidate merchandise and ongoing recessionary pressures in the Company's market areas. The 1992 LIFO adjustment resulted in an increase to cost of sales of $1.5 million as compared to the 1991 LIFO adjustment which resulted in a decrease to cost of sales of $211,000. Excluding the effects of the LIFO inventory valuation adjustment, the Company's gross margin was 32.1% in 1992 as compared to 33.1% in 1991. Inventory turnover remained unchanged in 1992 and 1991 at 2.9.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $104.1 million in 1993 as compared to $105.0 million in 1992, or 0.9%. Selling, general and administrative expenses as a percent
of net sales decreased to 30.4% in 1993 as compared to     31.7%
in 1992. This decrease as a percent of net sales occurred as a result of increased sales volume and a reduction in payroll and related costs through the restructuring of the Company's sales, buying and support staff, salary reductions, and the implementation of expense control measures throughout the Company. The Company also realized the benefit of experience adjustments resulting in a reduction to required workers' compensation reserves and the recognition of premium refund receivables resulting from the Company's reduction of payroll expense and revisions to certain workers' compensation laws enacted in 1993. In addition, the Company reduced its health insurance claim reserves as a result of a reduction in eligible employees as well as from lower actual claim loss experience.

     Selling, general and administrative expenses increased to $105.0 million in 1992 as compared to $96.1 million in 1991, or 9.3%. Selling, general and administrative expenses as a percent of net sales increased to 31.7% in 1992 as compared to 30.6% in 1991. This increase resulted primarily from higher corporate occupancy costs, increased health care costs and higher than anticipated operating costs associated with the Company's new stores in Tacoma, Washington and Klamath Falls, Oregon. The Company also increased advertising expenditures in order to stimulate sluggish sales throughout the year. The increase in selling, general and administrative costs as a percent of net sales was a result of the above factors and lower than anticipated sales resulting from the economic recession during the period.

Depreciation and Amortization Expense

     Depreciation and amortization expense decreased to $5.9 million in 1993 as compared to $6.4 million in 1992, or 7.8%. Depreciation and amortization expense as a percent of net sales decreased to 1.7% in 1993 as compared to 1.9% in 1992. This decrease resulted primarily from an increase in sales volume and a decrease in the amortization of pre-opening costs related to certain of the Company's new stores.

     Depreciation and amortization expense increased to $6.4 million in 1992 as compared to $5.5 million in 1991, or 16.4%. Depreciation and amortization expense as a percent of net sales increased to 1.9% in 1992 as compared to 1.7% in 1991. This increase was primarily the result of additional depreciation expense related to the Company's new credit software and advertising design systems implemented in 1992, and additional depreciation and amortization related to the Palm Springs, Tacoma, Washington and Klamath Falls, Oregon stores.

Interest Expense

     Interest expense increased to $8.5 million in 1993 as compared to $7.0 million in 1992, or 21.4%. Interest expense as a percent of net sales increased to 2.5% in 1993 as compared to 2.1% in 1992. This increase resulted from increased borrowings on the Company's line of credit facility to satisfy working capital requirements and from an increase in the interest rate charged on outstanding borrowings on the line of credit and certain of the Company's long-term borrowings. The interest rate charged on outstanding borrowings on the Company's line of credit ranged from 1/8% above the prime interest rate through September 1993 to 1% above the prime interest rate thereafter (7.00% at January 29, 1994). In addition, the increase resulted from additional amortization of loan fees paid primarily in connection with certain credit facilities that were refinanced during 1993.

As more fully discussed in "Liquidity and Capital Resources" the Company refinanced certain of its short and long-term credit facilities in March 1994. In addition to lower interest rates on the new credit facilities, the Company believes its reliance on more costly short-term borrowings will be reduced in 1994 as a result of the application of proceeds from the securitization and increased efficiencies related to new merchandise management and cost containment programs.

     Interest expense increased to $7.0 million in 1992 as compared to $6.8 million in 1991, or 2.9%. Interest expense as a percent of net sales was 2.1% in 1992 and 1991. The dollar increase in interest expense in 1992 is consistent with the Company's increased borrowings under its line of credit facility to fund working capital requirements during the year, and also relates to an increase of the interest rate charged on the Company's line of credit facility from a rate which was at or below the prime interest rate in 1991 and through September 1992 to a rate of 1/8% above the prime interest rate beginning in September 1992.

Income Taxes

     The Company adopted Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" in 1991. The Company's effective tax rate in 1993 was a credit of (30.8%) as compared to a credit of (33.4%) in 1992. The credits in 1993 and 1992 resulted from the combined federal and state statutory tax rates less the impact of nondeductible fines and penalties incurred with respect to the government's civil and criminal investigation of the Company. The Company's effective tax rate in 1991 was 38.4%.

Inflation

     The Company, as a result of inflation, has experienced increases in merchandise cost, salaries, employee benefits and other general and administrative expenses. As these costs have increased, the Company has increased its selling prices so that inflation has not significantly affected gross margins.

Seasonality

     The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and operating results realized during the last half of each fiscal year, which includes the back-to-school and Christmas selling seasons. In light of this pattern, selling, general and administrative expenses are typically higher as a percentage of net sales during the first half of each fiscal year.

     The following table sets forth unaudited quarterly results of operations for the past two years (in thousands, except per share data). The Company's quarterly results of operations for the years ended 1993 and 1992 reflect certain reclassifications to conform with year-end presentation.

                                  1993
Quarter ended          May 1      July 31    October 30   January 29

Net sales             $65,833     $76,223      $75,747     $124,614
Gross profit           20,861      23,714       24,877       39,713
Income (loss) before
 income tax expense
 (benefit)             (5,724)     (3,857)      (2,807)       8,525
Net income (loss)      (3,606)     (2,430)      (1,768)       5,131
Income (loss) per
 common share            (.35)       (.23)        (.17)         .49



                                     1992
Quarter ended          May 2      August 1    October 31  January 30

Net sales             $67,251     $75,000      $71,853     $117,029
Gross profit           22,217      24,764       23,082       34,751
Loss before income
 tax benefit           (2,502)     (3,969)      (3,149)      (2,377)
Net loss               (1,539)     (3,019)      (1,937)      (1,496)
Loss per
 common share            (.15)       (.29)        (.19)        (.14)

_________________________________

Liquidity and Capital Resources

     Net cash used in operating activities was $1.1 million in 1993 as compared to net cash provided by operating activities of $6.2 million in 1992. The decrease in cash provided by the Company's operating activities in 1993 was primarily related to an increase in receivables, an increase in merchandise inventories, an increase in certain current assets and an increase in refundable income taxes. The increase in receivables occurred as a result of an increased sales volume from two new stores and the Instant Credit program initiated by the Company in October 1993. The increase in merchandise inventories in 1993 occurred as a result of the addition of two new stores in 1993. The increase in current assets relates primarily to certain refundable deposits, all of which management anticipates will be returned to the Company in fiscal 1994. The increase in refundable income taxes represents primarily the carryback of net operating loss and general business tax credits. Tax refunds of

$1.5 million were received by the Company in the first quarter of 1994.

     Net cash provided by operating activities was $6.2 million in 1992 as compared to net cash used in operating activities of $82,000 in 1991. The increase in cash provided by operating activities was primarily related to a decrease in receivables and merchandise inventories, an increase in accrued expenses and an increase in refundable income taxes. The decrease in receivables occurred primarily as a result of a reduction in customer credit card sales as a percent of net sales. The decrease in merchandise inventories resulted from improved sales volume in the fourth quarter of 1992 as well as from increased efforts to maintain optimal inventory levels. The increase in accrued expenses resulted from the accrual of litigation related costs, and the increase in refundable income taxes related to net operating and tax credits.

     Net cash used in investing activities was $5.4 million in 1993 as compared to $10.7 million in 1992. Capital expenditures in 1993 of $5.5 million related primarily to the construction of the new store in Hanford, California, the tenant improvements, fixtures and equipment for the new store in Redding, California, the addition of new data processing equipment at all of the Company's stores, the distribution center and corporate headquarters, and the remodel of certain of the Company's existing store locations.

     Net cash used in investing activities was $10.7 million in 1992 as compared to $13.6 million in 1991. Capital expenditures of $12.1 million in 1992 consisted primarily of expenditures related to the Company's new credit software and advertising design systems, tenant improvements, equipment and fixtures for the new stores in Tacoma, Washington and Klamath Falls, Oregon and the remodel of certain existing store locations.

     Net cash provided by financing activities was $6.7 million in 1993 as compared to $2.3 million in 1992. Net cash provided by financing activities in 1993 consisted primarily of proceeds from the Company's revolving line of credit and other long-term borrowings.

     Net cash provided by financing activities was $2.3 million in 1992 as compared to $15.6 million in 1991. Net cash provided by financing activities in 1992 consisted primarily of proceeds from the Company's revolving line of credit. Net cash provided by financing activities in 1991 included net proceeds of $33.8 million from the issuance of common stock and $11.0 million from the private issuance of senior notes which were paid in March 1994 with proceeds from the securitization.

     The Company's ratio of current assets to current liabilities was 1.30:1 at January 29, 1994, 1.15:1 at January 30,
1993 and 1.89:1 at February 1, 1992.

     On March 30, 1994, the Company sold certain of its accounts receivable arising under its private label consumer revolving credit card accounts, and entered into new loan agreements with Wells Fargo Bank, National Association ("Wells Fargo") and Barclays Business Credit, Inc. ("Barclays"). The Company applied the aggregate proceeds of these transactions, amounting to approximately $81 million, to repay all outstanding borrowings on the Company's revolving line of credit facility with Wells Fargo, which was due to expire June 30, 1994, and its $11 million Senior Notes due 1996, which were held by Teachers Insurance and Annuity Association.

     In connection with an asset-backed securitization program, the Company sold its private label credit card accounts receivable to a wholly-owned special purpose subsidiary known as Gottschalks Credit Receivables Corporation ("GCRC") for an aggregate of approximately $40 million, and GCRC transferred and conveyed the purchased receivables to a newly-formed trust known as the Gottschalks Credit Card Master Trust (the "Trust"). Subsequent to March 30, 1994, all receivables arising under all of the Company's private label credit card accounts will automatically be sold to GCRC and conveyed to the Trust. The Company will continue to service and administer the receivables for a monthly servicing fee.

     The Trust issued $40 million 7.35% Fixed Base Class A-1 Credit Card Certificates (the "Fixed Base Certificates") to two third-party investors on March 30, 1994. At the same time, the Trust issued an Exchangeable Certificate and a Subordinated Certificate to GCRC, representing GCRC's retained interest in the receivables as of that date. The Trust has also been authorized to issue a $15 million Variable Base Class A-2 Credit Card Certificate (the "Variable Base Certificate"), although no such issuance has yet occurred. Upon issuance, the Variable Base Certificate will bear interest at a LIBOR-based variable rate to be determined at issuance, in any event not to exceed 12%. In addition to the Fixed Base Certificates and Variable Base Certificate, GCRC may, upon the satisfaction of certain conditions, offer additional series of certificates to be issued by the Trust.

     The Company's loan agreement with Barclays provides the Company with a three-year senior secured credit facility, including a revolving line of credit of up to $35 million, as limited to a restrictive borrowing base. The arrangement requires the Company to repay all outstanding borrowings on the line of credit for thirty consecutive days during the period of December

1 through January 31 of each year and provides for interest to be charged on outstanding borrowings at a rate equal to LIBOR plus 3.0%. The Company's obligations to Barclays are collateralized by a first priority security interest in all of the Company's non-real property assets, other than certain property and equipment, and a second priority security interest in certain real property assets of the Company, including certain property and equipment.

     The Company's previous financing arrangement with Wells
Fargo provided the Company with a revolving line of credit facility with an availability for borrowings of up to a maximum of $85 million, as limited to a restrictive borrowing base. At January 29, 1994, $49.7 million was outstanding on the line of credit. Interest on outstanding borrowings was charged at a rate of 1% above the prime interest rate through March 30, 1994 (7.00% at January 29, 1994). On March 30, 1994, the Company repaid all outstanding borrowings under that revolving line of credit facility. Pursuant to the terms of the Company's new loan agreement with Wells Fargo, the revolving credit facility was cancelled and Wells Fargo provided the Company with a $6.0
million term loan. The term   loan, a 90-day note, due on June 28,
1994, bears interest at a rate of 10.0%. Certain provisions of the Company's pre-existing term loan with Wells Fargo with an outstanding principal balance of $18.6 million at January 29, 1994, were revised under the new agreement, primarily with respect to certain restrictive covenants and the collateralization of the note. The term loans are collateralized by a first priority security interest in certain real property assets and certain property and equipment of the Company, and by a second priority security interest in all of the Company's non-real property assets other than certain property, plant and equipment.

     The Barclays and Wells Fargo agreements contain various restrictive covenants including, but not limited to: restrictions on the payment of dividends, limitations of capital expenditures and maintenance of minimum quick, working capital, tangible net worth, total debt to tangible net worth and coverage ratios. In addition, the agreements require the maintenance of minimum adjusted earnings from operations and interest earned ratios and minimum inventory and payables turnover rates.

     In connection with the Barclays and Wells Fargo loan
agreements, the Company has agreed to enter into additional      long-
term financing arrangements prior to June 30, 1994 and use the proceeds of such arrangements to repay the $6.0 million term loan with Wells Fargo and to reduce by $5.0 million the Company's outstanding indebtedness to Barclays. The Company is currently evaluating several alternative financing sources, including issuance of the Variable Base Certificate under the asset-backed securitization program, the sale and leaseback of certain property, fixtures and/or equipment and the mortgage of certain
property. Management believes the new financing   arrangements will
be finalized prior to June 30, 1994. The Company believes the previously described financing arrangements, together with the additional arrangements contemplated to be finalized prior to June 30, 1994, will provide the Company with adequate cash resources for its anticipated needs.

As discussed in Item 3, Legal Proceedings, and Note 9 to the
Financial Statements, class action lawsuits have been filed against the Company. The ultimate outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these lawsuits has been made in the financial statements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is set forth under Part IV, Item
14, included elsewhere herein.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                              PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 23, 1994, to be filed pursuant to Regulation 14A.

     The following table lists the executive officers of the
Company:

<F1>
Name                   Age(1)         Position

Joseph W. Levy         62             Chairman of the Board and
                                      Chief Executive Officer

<F2>
Stephen J. Furst(2)    51             President, Chief Operating
                                      Officer and Director

Gary L. Gladding       54             Executive Vice President/
                                      General Merchandise Manager

Alan A. Weinstein      49             Senior Vice President and
                                      Chief Financial Officer

Michael J. Schmidt     52             Senior Vice President/
                                      Director of Stores
__________________________

<F1>
(1)  As of March 31, 1994

<F2>
(2)  Mr. Furst became Executive Vice President and Chief
     Operating Officer of the Company in July 1993 and
     President of the Company in November 1993.  In March
     1994, Mr. Furst was also elected a director of the Company.


     Joseph Levy became Chairman of the Board and Chief Executive Officer of the Company's predecessor and former subsidiary, E. Gottschalk & Co., Inc. ("E. Gottschalk") in April 1982 and of the Company in March 1986. He was Executive Vice President from 1972 to April 1982 and first joined E. Gottschalk in 1956. Mr. Levy was formerly Chairman of the California Transportation Commission and has served on numerous other state and local commissions and public service agencies.

     Steven J. Furst became Executive Vice President and Chief Operating Officer of the Company in July 1993 and President in November 1993. He was also elected a director of the Company in March 1994. Mr. Furst is the first non-family member to serve as the Company's President in its 89 year history. From 1963 to 1993, Mr. Furst served in a variety of capacities with Hess's Department Store based in Allentown, Pennsylvania, including Chief Operating Officer and President.

     Mr. Gladding has been Executive Vice President since May
1987, and joined E. Gottschalk as Vice President/General
Merchandise Manager in February 1983.  From 1980 to February

1983, he was Vice President and General Merchandise Manager for
Lazarus Department Stores, a division of Federated Department
Stores, Inc., and he previously held merchandising manager positions with the May Department Stores Co.

     Alan A. Weinstein became Senior Vice President and Chief
Financial Officer of the Company in June 1993. Prior to joining the Company, Mr. Weinstein, a Certified Public Accountant, was the Chief Financial
Officer of The Wet Seal, Inc. based in Irvine, California for three years. From 1987 to 1990 he was Vice President and Chief Financial
Officer of Wildlife Enterprises, Inc. which filed a petition under the federal bankruptcy laws in November 1989. Aside from his position with Wet Seal, he served general and specialty retailers in California, New
York and Texas for over twenty-five years.

     Mr. Schmidt became Vice President/Director of Stores of E. Gottschalk in February 1985. He had been Manager of the Gottschalks Fashion Fair store since October 1983, and was General Manager of the Liberty House store in Fresno from January 1981 to October 1983. Before 1981, Mr. Schmidt held management positions with Allied Corporation and R.H. Macy & Co., Inc.

Item 11.       EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 23, 1994, to be filed pursuant to Regulation 14A.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 23, 1994, to be filed pursuant to Regulation 14A.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 23, 1994, to be filed pursuant to Regulation 14A.

                                                             PART IV


Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K

(a)(1)         The following financial statements of
               Gottschalks Inc. are included in Item 8:

     Balance sheets -- January 29, 1994 and January 30, 1993

     Statements of operations -- Fiscal years ended January 29,
     1994, January 30, 1993 and February 1, 1992

     Statements of stockholders' equity -- Fiscal years ended
     January 29, 1994, January 30, 1993 and February  1, 1992

     Statements of cash flows -- Fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992

     Notes to financial statements - Three years ended January
     29, 1994

     Independent auditors' reports

(a)(2) The following financial statement schedules of Gottschalks Inc. are included in Item 14(d):

     Schedule V --        Property and equipment

     Schedule VI     --   Accumulated depreciation, depletion
                          and amortization of property and
                          equipment

     Schedule VIII   --   Valuation and qualifying accounts

     Schedule IX     --   Short-term borrowings

     Schedule X --        Supplementary income statement
                          information

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the financial statements, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are required by Item 601 of the Regulation S-K and Item 14(c):


Exhibit
  No.                     Description

3.1             Certificate of Incorporation of the Registrant, as amended.

3.2             By-Laws of the Registrant, as amended.*****

10.1            1993 Amended and Restated Credit Agreement dated
                August 26, 1993, by and between Gottschalks Inc. and Wells Fargo Bank, N.A. and related intercreditor and security agreements*********

10.2 Agreement of Limited Partnership dated March 16, 1990, by and between River Park Properties I and Gottschalks Inc. relating to the Company's corporate headquarters.*****

10.3 General Guaranty executed by Gottschalks Inc. in favor of Security Pacific National Bank relating to the Company's corporate headquarters.*****

10.5            Loan Agreement dated December 1, 1985 by and between E.
                Gottschalk & Co., Inc. and City of San Luis Obispo relating to $5,500,000 City of San Luis Obispo Commercial Revenue Bonds.*****

10.14 Lease dated December 27, 1978 by and between E. Gottschalk & Co., Inc. and Triple "F" Investments relating to the Gottschalks Fresno Fashion Fair department store.*

10.16 Lease dated January 24, 1980 by and between E. Gottschalk & Co., Inc. and Fred J. Russell relating to the Gottschalks Fresno Manchester department store, as amended.*

10.18 Lease dated December 19, 1975 by and between E. Gottschalk & Co., Inc. and Ernest W. Hahn, Inc. relating to the Gottschalks Modesto Vintage Faire department store, as amended.*

10.20 Leases dated October 17, 1974 and March 21, 1979 by and between E. Gottschalk & Co., Inc. and Santa Maria Town Center Associates relating to the Gottschalk Santa Maria department store, as amended.*

10.21 Lease dated December 31, 1963 by and between E. Gottschalk & Co., Inc. and Despond Mactavish and Associates relating to the Gottschalks Visalia department store, as amended.*

10.23           Assignment of Option dated December 1, 1985 by E.
                Gottschalk & Co., Inc. in favor of City of San Luis Obispo relating to the Gottschalks San Luis Obispo department store.*

10.50 Participation Agreement dated as of December 1, 1988 among Gottschalks Inc., General Foods Credit Investors No. 2 Corporation and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Stockton and Bakersfield Gottschalks department stores and the Madera distribution facility.

10.51 Lease Agreement dated December 1, 1988 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of department stores in Stockton and Bakersfield, California and the Madera distribution facility.

10.52 Ground Lease dated December 1, 1988 by and between Gottschalks Inc., and Manufacturers Hanover Trust
                Company of California relating to the sale-leaseback of the Bakersfield department store.

10.53 Memorandum of Lease and Lease Supplement dated July 1, 1989 by and between Manufactures Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Stockton department store.

10.54           Ground Lease dated August 17, 1989 by and between
                Gottschalks Inc. and Manufacturers Hanover Trust
                Company of California relating to the sale-leaseback of the Madera distribution facility.

10.55 Lease Supplement and Amendment to the Participation Agreement dated as of August 17, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Madera distribution facility.

10.56 Tax Indemnification agreement dated as of August 1, 1989 by and between Gottschalks Inc. and General Foods

                Credit Investors No. 2 Corporation relating to the sale-leaseback of the Stockton and Bakersfield department stores and the Madera distribution facility.

10.68           Lease Agreement dated as of March 16, 1990 by and
                between Gottschalks Inc. and River Park Properties I relating to the Company's corporate headquarters.
                ******

10.72 Receivables Purchase Agreement dated as of March 30, 1994 by and between Gottschalks Credit Receivables Corporation and Gottschalks Inc.********

10.73 Pooling and Servicing Agreement dated as of March 30, 1994 by and among Gottschalks Credit Receivables
                Corporation, Gottschalks Inc. and Bankers Trust
                Company.********

10.74           Series 1994-1 Supplement To Pooling and Servicing
                Agreement dated as of March 30, 1994 by and among Gottschalks Credit Receivables Corporation,
                Gottschalks Inc. and Bankers Trust Company.********

10.75 Loan and Security Agreement dated March 30, 1994 by and between Barclays Business Credit, Inc. and
                Gottschalks Inc.********

10.76 Intercreditor Agreement dated March 30, 1994 by and among Gottschalks Inc., Barclays Business Credit, Inc. and Wells Fargo Bank, National Association.********

10.77 Assignment and Acceptance by and between Wells Fargo Bank, National Association and Barclays Business
                Credit, Inc.********

10.78 1994 Amended and Restated Credit Agreement dated as of March 30, 1994 by and between Gottschalks Inc. and Wells Fargo Bank, National Association.********

10.79           First Amendment to Second Amended and Restated
                Security Agreement dated as of March 30, 1994 by and between Gottschalks Inc. and Wells Fargo Bank,
                National Association.********

16.1            Letter of Ernst & Young.******

23.1            Consent of Deloitte & Touche.

23.2            Consent of Ernst & Young.

Management Contracts, Compensatory Plans and Arrangements

10.6 Employment Agreement dated February 1, 1986 by and between the Registrant and Joseph W. Levy.*

10.7 Employment Agreement dated February 1, 1986 by and between the Registrant and Gerald H. Blum.*

10.9            Employment Agreement dated April 1, 1986 by and between E.
                Gottschalk & Co., Inc. and Gary L. Gladding.*

10.10 1986 Employee Incentive Stock Option Plan with form of stock option agreement thereunder.*

10.11 1986 Employee Nonqualified Stock Option Plan with form of stock option agreement thereunder.*

10.12           Gottschalks Inc. Stock Purchase Plan.*

10.41 Wage Continuation Agreement dated November 24, 1980 by and between E. Gottschalk & Co., Inc. and Joseph W. Levy.*

10.42 Wage Continuation Agreement dated November 24, 1980 by and between E. Gottschalk & Co., Inc. and Gerald H. Blum.*

10.48           Employment Agreement dated June 1, 1987 by and between E.
                Gottschalks & Co., Inc. and Michael J. Schmidt.
_____________________________

* Filed as an exhibit to Registration Statement on Form S-1, (File No. 33-3949), wherein they bore the same exhibit number, and incorporated herein by reference.

** Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 30, 1988 (File No. 1-9100) wherein they bore the same exhibit number, and incorporated herein by reference.

*** Filed as an exhibit to the Annual Report On Form 10-K for the year ended January 28, 1989 (File No. 1-9100) wherein it bore the same exhibit number, and incorporated herein by reference.

**** Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended July 29, 1989 (File No. 1-9100), wherein it bore the same exhibit number, and incorporated herein by reference. Confidential portions of this Exhibit have been omitted and filed separately with the Commission.

***** Filed as an exhibit to the Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 1-9100) wherein it bore the same exhibit number, and incorporated herein by reference.

******          Filed as an exhibit to the Annual
                Report on Form 10-K for the year ended
                February 1, 1992 (File No. 1-9100)
                wherein it bore the same exhibit
                number, and incorporated herein by
                reference.

******* Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended October 31, 1992 (File No. 1-
                9100), wherein it bore the same exhibit number, and incorporated herein by reference.

********
                Filed as an exhibit to the Current Report on Form 8-K dated March 30, 1994 (File No. 1-09100) wherein they bore the same exhibit number, and incorporated herein by reference.

*********
                Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 (File No. 1-9100) wherein it bore the same exhibit number, and incorporated herein by reference.

(b) Reports on Form 8-K--The Company did not file any Reports on Form 8-K during the fourth quarter of 1993.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

                          OTHER INFORMATION

     For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-35064 (filed May 25, 1990):

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                     ANNUAL REPORT ON FORM 10-K

                ITEM 8, 14(a)(1) and (2), (c) and (d)

             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CERTAIN EXHIBITS

                    FINANCIAL STATEMENT SCHEDULES

                     YEAR ENDED JANUARY 29, 1994

                          GOTTSCHALKS INC.

                         FRESNO, CALIFORNIA