Form 10-Q
period 1994-04-30
GOTTSCHALKS INC
filed 1994-06-14
CIK 790414

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549
                             __________
                              FORM 10-Q



 X   Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange       Act of 1934 for Quarterly period ended April 30,
1994

                                 OR

____ Transition Report Pursuant to Section 13 or 15(d) of the
Securities          Exchange Act of 1934 for the Quarterly period
from           to
                 .


Commission file number     1-09100



                            Gottschalks Inc.
             (Exact name of registrant as specified in its
               charter)



           Delaware                              77-0159791
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)          Identification no.)




7 River Park Place East, Fresno, California            93720
(Address of principal executive offices)               (Zip code)




Registrant's telephone number,
including area code (209) 434-8000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X     No

The number of shares of the Registrant's common stock outstanding as of April 30, 1994 was 10,415,981.
INDEX


GOTTSCHALKS INC. AND SUBSIDIARY


PART I. FINANCIAL INFORMATION                            Page No.

Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance sheets -
          April 30, 1994 and January 29, 1994                  3

        Condensed consolidated statements of operations -
          thirteen weeks ended April 30, 1994 and
          May 1, 1993                                          4

        Condensed consolidated statements of cash flows -
          thirteen weeks ended April 30, 1994 and
          May 1, 1993                                          5

        Notes to condensed consolidated financial
          statements - thirteen weeks ended April 30, 1994
          and May 1, 1993                                   6-10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations      11-16


PART II. OTHER INFORMATION

Item  6   Exhibits and Current Report on Form 8-K             17



SIGNATURES
PART I. FINANCIAL INFORMATION

Item I. GOTTSCHALKS INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)             April 30, 1994  January 29, 1994
                                      (Unaudited)           ASSETS
CURRENT ASSETS:
  Cash                                 $  2,513        $  1,213
  Restricted cash (Note 2)                5,614
  Receivables held for securitization
    and sale (Note 3)                                     40,000
  Receivables - net                      14,964           25,436
                                         14,964           65,436
  Merchandise inventories (Note 4)       71,579           60,465
  Other                                  10,789           12,573
                  Total current assets  105,459          139,687

PROPERTY AND EQUIPMENT                  129,213          128,835
  Less accumulated depreciation
    and amortization                     33,936           32,439
                                         95,277           96,396
OTHER LONG-TERM ASSETS                   13,071           12,247
                                       $213,807         $248,330
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit (Note 5)    $ 25,101         $ 49,700
  Trade accounts payable                 24,794           18,851
  Accrued expenses                       13,671           21,708
  Accrued payroll and related
    liabilities                           4,329            5,013
  Current portion of long-term
    obligations                           7,538           12,268
             Total current liabilities   75,433          107,540

LONG-TERM OBLIGATIONS
(less current portion):
  Notes and bonds payable (Note 5)       21,318           21,508
  Capitalized lease obligations           9,870            9,985
                                         31,188           31,493

DEFERRED INCOME                          16,730           16,859

DEFERRED LEASE PAYMENTS AND OTHER        10,662           10,320

CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock                              104              104
  Additional paid-in capital             56,036           56,021
  Retained earnings                      23,654           25,993
                                         79,794           82,118
                                       $213,807         $248,330

See notes to condensed consolidated financial statements
GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - NOTE 1)

(In thousands of dollars, except share data)


                                        Thirteen Weeks
                                            Ended
                                  April 30,        May 1,
                           1994            1993


Net sales                         $ 70,221         $65,833
Service charges
  & other income                     2,282           2,304
                                    72,503          68,137
COSTS & EXPENSES:
  Cost of sales                     48,036          45,052
  Selling, general
    & administrative
    expenses                        23,961          24,807
Depreciation &
    amortization                     1,389           1,577
  Interest expense                   2,627           1,781
  Provision for unusual
    items (Note 6)                     268             644
                                    76,281          73,861
     LOSS BEFORE INCOME TAX
       BENEFIT                      (3,778)         (5,724)

Income tax benefit                  (1,435)         (2,118)


      NET LOSS                    $ (2,343)        $(3,606)

Net loss per common share         $   (.22)        $  (.35)

Weighted average number
  of common shares
  outstanding                       10,413          10,410












See notes to condensed consolidated financial statements.
GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

                                              Thirteen Weeks
                                                  Ended
                                          April 30,      May 1,
                                            1994         1993
OPERATING ACTIVITIES:

  Net loss                               $ (2,343)     $ (3,606)

  Net proceeds from securitization
    and sale of receivables (Note 3)       50,501

  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities        (16,847)         (169)
                                           31,311        (3,775)


INVESTING ACTIVITIES:

  Purchases of property and
    equipment                                (379)       (3,936)
                                             (379)       (3,936)

FINANCING ACTIVITIES:

   Proceeds from revolving line
    of credit                              14,236        32,400

  Principal payments on revolving line
    of credit and long-term
      obligations                         (43,870)      (24,428)

  Issuance of common stock pursuant
    to stock option plan                       77

  Repurchase of common stock pursuant
    to stock option plan                      (75)
                                          (29,632)        7,972

INCREASE IN CASH                            1,300           261

CASH AT BEGINNING OF YEAR                   1,213         1,106

CASH AT END OF PERIOD                    $  2,513      $  1,367



See notes to condensed consolidated financial statements.
GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks Ended
April 30, 1994 and May 1, 1993

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week periods ended April 30, 1994 and May 1, 1993 are not necessarily indicative of the results that may be expected for the year ending January 28, 1995, because of the seasonal nature of the Company's business. It is suggested that the financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 1994.

The condensed consolidated balance sheet at January 29, 1994 has been derived from the audited financial statements at that date.
Certain reclassifications have been made to 1993 amounts to conform with 1994 presentation.

2.   RESTRICTED CASH

Restricted cash at April 30, 1994 consists of $4,742,000 on deposit with a bank to collateralize certain letters of credit issued in the ordinary course of business and $872,000 of customer credit card payments to be remitted to GCC Trust (Note
3). The letters of credit expired in May 1994 at which time the related collateralization requirements were removed.

3.   SECURITIZATION AND SALE OF ACCOUNTS RECEIVABLE

As described more fully in the Annual Report on Form 10-K for the year ended January 29, 1994, the Company entered into an asset-backed securitization program on March 30, 1994. Under the program, all accounts receivable arising under the Company's private label customer credit cards are automatically sold, without recourse, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust").

On March 30, 1994, GCC Trust sold undivided ownership interests, at par value, in the receivables through the issuance of $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors. GCC Trust has also been authorized to issue up to a $15.0 million principal amount Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate"). Management believes the Variable Base Certificate will be issued in the near term. The Company has deferred approximately $300,000 of transaction costs related to the Variable Base Certificate as of April 30, 1994, and such costs will be recognized over the life of the Variable Base Certificate upon its issuance.

On March 30, 1994, GCC Trust also issued to GCRC a Subordinated Certificate and an Exchangable Certificate, representing GCRC's retained interest in the receivables sold. Net receivables included in the accompanying condensed consolidated balance sheet includes GCRC's retained interest in such receivables, and is net of an allowance for doubtful accounts based upon the expected collectibility of all trade accounts receivable, including receivables sold.

The proceeds from initial securitization and sale of the receivables on March 30, 1994, amounting to $40.0 million, were used to repay all outstanding borrowings under a pre-existing line of credit facility with Wells Fargo Bank, N.A., ("Wells Fargo"), which was due to expire on June 30, 1994, the $11.0 million Senior Notes due June 1996, and to pay certain costs related to the transaction. Subsequent to March 30, 1994 and through April 30, 1994, the Company sold an additional $11.1 million of receivables under the program. After the initial sale, receivables are generally sold at a discount of 1% under the program. Aggregate proceeds from such sales of $10.5 million, along with the $40.0 million from the initial sale of receivables, are reported as operating cash flows in the accompanying statement of cash flows.

In connection with the initial securitization and sale of the Company's receivables, the Company recognized a loss of $200,000 during the thirteen week period ended April 30, 1994, representing transaction costs in excess of the estimated excess servicing gain related to the Fixed Base Certificate. Excess servicing fees related to the Fixed Base Certificate are recognized over the life of the related transaction.

4.   INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out
(LIFO) cost, which is not in excess of market. Current cost under the first-in, first-out (FIFO) method exceeded the LIFO values by $3,202,000 at April 30, 1994 and January 29, 1994. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Since these are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

5.   LONG-TERM OBLIGATIONS AND REVOLVING LINE OF CREDIT

The Company has a revolving line of credit with Barclays Business Credit, Inc., ("Barclays"), which provides for borrowings of up to $35.0 million, as limited to a restrictive borrowing base ($34.0 at April 30, 1994). The arrangement requires the Company to repay all outstanding borrowings on the line of credit for thirty consecutive days during the period of December 1 through January 31 of each year and provides for interest to be charged on outstanding borrowings at a rate equal to LIBOR plus 3.0% (6.9% at April 30, 1994). At April 30, 1994, $25.1 million was outstanding under the line of credit arrangement.

The Company also has a short and long-term loan facility with Wells Fargo. The short-term loan, due June 28, 1994, is a $6.0 million 90-day term loan bearing interest at 10%. The long-term loan, due June 30, 1996, has a total outstanding loan balance of $18.5 million at April 30, 1994 and bears interest at rate of 10.0% at April 30, 1994, increasing 1/4% per quarter thereafter to a maximum of 12%.

In connection with the Barclays and Wells Fargo loan agreements, the Company has agreed to enter into additional long-term financing arrangements prior to June 30, 1994 and use the proceeds of such arrangements to repay the $6.0 million term loan with Wells Fargo and to reduce the Company's outstanding indebtedness to Barclay's by $5.0 million. The Company has signed a letter of commitment with a financial institution which will provide the Company with a five-year term loan for $11.5 million. Interest under the proposed term loan will be charged at a rate equal to the prime interest rate plus 2% (currently 9.25%), and such term loan will be collateralized by certain fixtures and equipment of the Company. Pursuant to the provisions of the Barclays and Wells Fargo loan agreements, proceeds from the proposed loan will be used to repay the $6.0 million term loan to Wells Fargo and to reduce total outstanding borrowings to Barclays by $5.0 million. The remainder of the proceeds will be used to fund working capital requirements of the Company. Management believes the proposed term loan will be finalized in the near term.

In order to repay all outstanding borrowings under the line of credit arrangement with Barclays for thirty consecutive days during the period of December 1 through January 31 of each year, find the constriction, remodeling and fixturing of new stores expected to be opened in 1994 and 1995 and satisfy increased working capital requirements for seasonal inventory purchases, the Company is also currently evaluating several additional alternative financing sources, including the issuance of the Variable Base Certificate under the asset-backed securitization program (Note 3) and the mortgage of certain property of the Company. Management believes that such an arrangement will be finalized in the near term.

6.   CONTINGENCIES AND PROVISION FOR UNUSUAL ITEMS

The Company was the subject of a federal investigation relating to an employee benefit plan deduction (the "VEBA deduction") of $3,674,000 on its 1985 federal tax return and certain financial reporting practices. On April 13, 1994 the Company reached an agreement with the Commissioner of the Internal Revenue to settle all pending civil matters related to the VEBA deduction. Pursuant to the terms of the agreement, the VEBA deduction on the Company's 1985 federal tax return was disallowed. Such deduction was, however, allowed in subsequent years. In connection with the agreement, the Company paid a tax deficiency, interest and penalties amounting to $2,282,000. These amounts were previously accrued and were included in the Company's condensed consolidated balance sheet at January 29, 1994.

On April 22, 1993, F&N Acquisition Corporation ("F&N") obtained a partial summary judgment against the Company for breach of an agreement to purchase a former Frederick and Nelson store location in Spokane, Washington. The partial summary judgment was subsequently affirmed in September 1993 by the United
States District Court for the Western District of Washington. Pursuant to the provisions of the judgment, the Company was ordered to pay F&N damages of $3,038,000. Management's estimate of amounts that may be ultimately payable under the judgement and legal fees related to this matter are included in the Company's condensed consolidated balance sheets at April 30, 1994 and January 29, 1994. The Company is continuing to pursue the matter vigorously and an appeal of the court's judgment is presently pending before the United States Court of Appeals for the Ninth Circuit.

In May 1993, a derivative action was filed by a stockholder against the former independent auditors for the Company, certain present and former officers and consultants to the Company and certain present and former directors of the Company. The complaint seeks to recover from the defendants the money damages alleged to have been suffered by the Company as a result of the VEBA deduction as well as other amounts. Additionally, class action complaints have been filed in state and federal courts against the Company, the defendants named in the derivative complaint and others. These class action complaints seek money damages as a result of alleged misrepresentations made in the Company's public reports. In the opinion of management, the ultimate outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these lawsuits has been made in the accompanying financial statements.

The Company has recorded an aggregate of $268,000 and $644,000 during the thirteen week periods ended April 30, 1994 and May 1, 1993, respectively, representing legal and accounting fees related to the above matters. Such amounts are included in the provision for unusual items in the accompanying condensed consolidated statements of operations.
GOTTSCHALKS INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and results of operations for the periods presented in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

Thirteen Weeks Ended April 30, 1994 Compared To Thirteen Weeks
Ended May 1, 1993

The Company recorded a net loss of $2,343,000 in the first quarter of 1994 compared to a net loss of $3,606,000 in the first quarter of 1993. The operating loss prior to income taxes and unusual items was $3,510,000 in the first quarter of 1994 as compared to $5,080,000 in the first quarter of 1993. The decrease in operating losses is primarily the result of an increase in sales volume resulting from strong retail activity and improved economic conditions in certain of the Company's market areas in the first quarter of 1994. In addition, the Company initiated various cost containment programs throughout the Company beginning in 1993 resulting in an overall reduction in its selling, general and administrative expenses as a percent of net sales.

As discussed more fully in Note 6 to the condensed consolidated financial statements, the net loss in the first quarter of 1994 and 1993 includes unusual charges of $268,000 and $644,000, respectively, representing legal and accounting fees incurred in connection with (i) the government's investigation of an employee benefit plan deduction (the "VEBA deduction") of $3,674,000 on the Company's 1985 federal tax return and certain of the Company's financial reporting practices, (ii) related stockholder litigation, and (iii) pending litigation related to the Company's proposed acquisition of a former Frederick & Nelson store location in Spokane, Washington. In April 1994, the Company settled and paid all tax, penalties and interest due to the Internal Revenue Service in connection with the VEBA deduction.
The following table sets forth for the periods indicated certain items from the Company's condensed consolidated statements of operations, expressed as a percent of net sales:


                                     First Quarter  First Quarter
                                         1994           1993

Net sales                               100.0%         100.0%
Service charges and other income          3.2            3.5
                                        103.2          103.5
Costs and Expenses:
  Cost of sales                          68.4           68.4
  Selling, general and
    administrative expenses              34.1           37.7
  Depreciation and amortization           2.0            2.4
  Interest expense                        3.7            2.7
  Provision for unusual items              .4            1.0
                                        108.6          112.2

LOSS BEFORE INCOME TAX BENEFIT           (5.4)          (8.7)

  Income tax benefit                     (2.0)          (3.2)

NET LOSS                                 (3.4)%         (5.5)%



Net sales increased to $70.2 million in the first quarter of 1994 as compared to $65.8 million in the first quarter of 1993, or 6.7%. Comparable store sales increased 6.7% over the prior year's first quarter. The increase in net sales of $4.4 million in the first quarter of 1994 is primarily attributable to strong retail activity and improved economic conditions in certain of the Company's market areas.

Service charges and other income remained unchanged at $2.3 million in the first quarter of 1994 and 1993. Service charges and servicing fee income associated with the Company's customer credit cards increased to $2.3 million in the first quarter of 1994 as compared to $2.2 million in the first quarter of 1993, or 6.5%. This increase relates to an increase in the Company's credit card sales as a percent of net sales to 43.4% in the first quarter of 1994 as compared to 39.7% in the first quarter of 1993, and occurred primarily as a result of a new Instant Credit program initiated in October 1993. Other income includes a $200,000 loss related to the receivables securitization program recognized in the first quarter of 1994 (Note 3).

Cost of sales increased to $48.0 million in the first quarter of 1994 as compared to $45.1 million in the first quarter of 1993, or 6.6%. The Company's gross margin percent remained unchanged at 31.6% in the first quarter of 1994 and 1993 despite the increase in sales volume as a result of an increase in promotional markdowns necessitated by intense competition during the quarter.

Selling, general and administrative expenses decreased to $24.0 million in the first quarter of 1994 as compared to $24.8 million in the first quarter of 1993, or 3.4%. Selling, general and administrative expenses as a percent of net sales decreased to 34.1% in the first quarter of 1994 as compared to 37.7% in the first quarter of 1993. This decrease as a percent of net sales occurred as a result of an increase in sales volume and a reduction in payroll and related costs through the restructuring of the Company's sales, buying and support staff, and the implementation of expense control measures throughout the Company.

Depreciation and amortization expense decreased to $1.4 million in the first quarter of 1994 as compared to $1.6 million in the first quarter of 1993, or 11.9%. Depreciation and amortization expense as a percent of net sales decreased to 2.0% in the first quarter of 1994 as compared to 2.4% in the first quarter of 1993. This decrease resulted primarily from an increase in sales volume and a decrease in the amortization of pre-opening costs related to the Company's new stores.

Interest expense increased to $2.6 million in the first quarter of 1994 as compared to $1.8 million in the first quarter of 1993, or 47.5%. Interest expense as a percent of net sales increased to 3.7% in the first quarter of 1994 as compared to 2.7% in the first quarter of 1993. This increase related to an increase in the interest rate charged on outstanding borrowings under the Company's line of credit facility from 6.125% in the first quarter of 1993 to a weighted average interest rate of 6.85% during the first quarter of 1994. The increase in the interest rate was not fully offset by reduced borrowings on the line of credit arrangement resulting from the application of proceeds from the securitization and sale of the Company's receivables during the first quarter of 1994. In addition, the increase resulted from additional amortization of loan fees applicable to certain of the Company's short and long-term credit facilities that were refinanced in March 1994.

The Company accounts for income taxes in accordance with Financial Accounting Standards (SFAS) No. 109, "Accounting for
Income Taxes". The interim effective tax rate represents the Company's best estimate of the annual effective tax rate for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable, excluding amounts held for securitization and sale at January 29, 1994, decreased to $15.0 million at April 30, 1994 from $25.4 million at January 29, 1994. This decrease of $10.4 million is primarily due to the seasonal nature of the Company's business. Trade receivables are at their highest level following the Christmas selling season and gradually decline throughout the following months as customers repay outstanding balances. Compared to the end of the first quarter of 1993, accounts receivable decreased $36.8 million from $51.8 million. As discussed more fully in Note 3 to the condensed consolidated financial statements, this decrease resulted from the securitization and sale of certain of the Company's customer credit card receivables under an asset-backed securitization program entered into during the first quarter of 1994.

Merchandise inventories increased to $71.6 million at April 30, 1994 from $60.5 million at January 29, 1994. This increase of $11.1 million is also primarily attributable to seasonality in that inventories are at their lowest level following the Christmas selling season and steadily increase in the following months. Compared to the end of the first quarter of 1993, inventories increased $1.7 million from $69.9 million. A portion of this increase is attributable to the new store in Redding, California not open in the first quarter of the prior year.

Working capital decreased to $30.0 million at April 30, 1994 from $32.1 million at January 29, 1994. The Company's current ratio increased to 1.40:1 at April 30, 1994 from 1.30:1 at January 29, 1994. The decrease in working capital and increase in the current ratio is primarily the result of a reduction in receivables due to the securitization and sale of the Company's customer credit card accounts receivable in the first quarter of 1994 (Note 3), in addition to reduced outstanding borrowings on the Company's line of credit and other long-term borrowings resulting from the application of proceeds from the securitization and the refinancing of certain existing long-term borrowing arrangements in the first quarter of 1994 (Note 5).

Additions to property and equipment were $379,000 in the first quarter of 1994 as compared to $4.0 million for the first quarter of 1993. The additions in the first quarter of 1994 related primarily to the purchase of a new payroll software package and the remodel of certain of the Company's existing store locations. The $4.0 million of additions in the first quarter of 1993 consisted primarily of $3.5 million related to the construction and fixturing of the new store opened in Hanford, California and $400,000 related to the purchase of new computer communications equipment in each of the Company's store locations.

As discussed more fully on Note 3 in the condensed consolidated financial statements, the Company entered into an asset-backed securitization program on March 30, 1994. Under the program, accounts receivable arising under the Company's private label customer credit card are automatically sold, without recourse, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"). The proceeds from initial securitization and sale of the receivables on March 30, 1994, amounting to $40.0 million, were used to repay all outstanding borrowings under a pre-existing line of credit facility with Wells Fargo Bank, N.A., ("Wells Fargo"), which was due to expire on June 30, 1994, the $11.0 million Senior Notes due June 1996, and to pay certain costs related to the transaction. Subsequent to March 30, 1994 and through April 30, 1994, the Company sold an additional $11.1 million of receivables under the program. After the initial sale, receivables are generally sold at a discount of 1% under the program. Aggregate proceeds from such sales amounted to $10.5 million and were used to fund working capital requirements of the Company.

The Company has a revolving line of credit with Barclays Business Credit, Inc., ("Barclays"), which provides for borrowings of up to $35.0 million, as limited to a restrictive borrowing base ($34.0 at April 30, 1994). The arrangement requires the Company to repay all outstanding borrowings on the line of credit for thirty consecutive days during the period of December 1 through January 31 of each year and provides for interest to be charged on outstanding borrowings at a rate equal to LIBOR plus 3.0% (6.9% at April 30, 1994). At April 30, 1994, $25.1 million was outstanding under the line of credit arrangement.

The Company also has a short and long-term loan facility with Wells Fargo Bank, N.A. ("Wells Fargo"). The short-term loan, due June 28, 1994, is a $6.0 million 90-day term loan bearing interest at 10%. The long-term loan, due June 30, 1996, has a total outstanding loan balance of $18.5 million at April 30, 1994 and bears interest at rate of 10.0% at April 30, 1994, increasing 1/4% per quarter thereafter to a maximum of 12%.

The Company has signed a letter of commitment with a financial institution which will provide the Company with a five-year term loan for $11.5 million. Interest under the proposed term loan will be charged at a rate equal to the prime interest rate plus 2% (currently 9.25%), and such term loan will be collateralized by certain fixtures and equipment of the Company. Pursuant to the provisions of the Barclays and Wells Fargo loan agreements, proceeds from the proposed loan will be used to repay the $6.0 million term loan to Wells Fargo, reduce total outstanding borrowings to Barclays by $5.0 million and fund working capital requirements of the Company. Management believes the proposed term loan will be finalized prior to June 30, 1994.

In order to repay all outstanding borrowings under the line of credit arrangement with Barclays for thirty consecutive days during the period of December 1 through January 31 of each year and satisfy increased working capital requirements for seasonal inventory purchases, the Company is continuing to evaluate additional financing sources, including the issuance of the Variable Base Certificate under the asset-backed securitization program (Note 3) and the mortgage of certain property of the Company. Management believes that such an arrangement will be finalized in the near term and, together with the arrangements previously described, believes the Company will have adequate cash resources for its anticipated needs.

The Company announced its intention to open a new 190,000 square foot store in Sacramento, California in November 1994 and a new 150,000 square foot store in Visalia, California in 1995. The estimated cost to remodel and fixture the current 97,000 square foot existing store location in Sacramento is $500,000, and such costs are expected to be financed with proceeds from the proposed $11.5 million term loan. The estimated cost to construct and fixture a new store in Visalia, net of amounts to be received from the developer of the project, are $1.0 million. Such costs are expected to be financed through internally generated funds.

As discussed in Note 6 to the condensed consolidated financial statements, class action lawsuits have been filed against the Company. The ultimate outcome of these lawsuits cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these lawsuits has been made in the accompanying financial statements.
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulations S-K:

Exhibit No.         Description

   10.7             Consulting agreement dated May 27, 1994
                    between Gottschalks Inc. and Mr. Gerald Blum.


   10.80            Severance agreement dated June 17, 1993
                    between Gottschalks Inc. and Mr. Steven
                    Furst.

(b) The Company filed the following Current Report on Form 8-K during the thirteen week period ended April 30, 1994:

       -- Current Report on Form 8-K dated April 14, 1994, describing pursuant to Item 2, Acquisition or Disposition of Assets, the sale of certain of the Company's accounts receivable arising under its private label consumer revolving credit card accounts in connection with an asset-backed securitization program and the finalization of new loan agreements with Wells Fargo Bank, National Association, and Barclays Business Credit, Inc.
                             SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Gottschalks Inc.___________
                                       (Registrant)




  June 14, 1994
                                   s/Joseph W. Levy
                         (Joseph W. Levy, Chairman
                          and Chief Executive Officer)




  June 14, 1994
                                   s/Alan A. Weinstein

                        (Alan A. Weinstein, Senior Vice
                          President and Chief Financial Officer)