Form 10-Q
period 1994-07-30
GOTTSCHALKS INC
filed 1994-09-13
CIK 790414

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 1994

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT

For the transition period from ________________ to ________________.

Commission file number     1-09100



                           Gottschalks Inc.
       (Exact name of Registrant as specified in its charter)



           Delaware                                 77-0159791
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)



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

The number of shares of the Registrant's common stock outstanding as of July 30, 1994 was 10,516,520.

INDEX


GOTTSCHALKS INC. AND SUBSIDIARY


                                                           Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

    Condensed consolidated balance sheets -
      July 30, 1994 and January 29, 1994      2

    Consolidated statements of operations -
      thirteen weeks and twenty-six weeks ended
      July 30, 1994 and July 31, 1993         3

    Condensed consolidated statements of cash flows -
      twenty-six weeks ended July 30, 1994 and
      July 31, 1993                           4

    Notes to condensed consolidated financial
      statements - thirteen weeks and twenty-six
          weeks ended July 30, 1994 and July 31, 1993                   5 - 9


Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations  10 - 18


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                     19
Item 4. Submission of Matters to Vote of Security
      Holders                               20
Item 6. Exhibits and Reports on Form 8-K      21



SIGNATURES                                    22

PART I. FINANCIAL INFORMATION

Item I. GOTTSCHALKS INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)             July 30, 1994  January 29, 1994
                                        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                      $  2,052        $  1,213
  Restricted cash (Note 2)                     1,115
  Receivables held for
    securitization and sale (Note 3)                          40,000
  Receivables - net                           14,114          25,436
                                              14,114          65,436
  Merchandise inventories (Note 4)            71,315          60,465
  Other                                       12,312          12,573
                Total current assets         100,908         139,687

PROPERTY AND EQUIPMENT                       129,816         128,835
  Less accumulated depreciation
    and amortization                          35,432          32,439
                                              94,384          96,396
OTHER LONG-TERM ASSETS                        13,148          12,247
                                            $208,440        $248,330
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit (Note 5)         $ 19,388        $ 49,700
  Trade accounts payable                      26,081          18,851
  Accrued expenses                            16,877          21,708
  Accrued payroll and related
    liabilities                                4,546           5,013
  Short-term obligation (Note 5)               6,000
  Current portion of long-term
    obligations                                1,482          12,268
                Total current liabilities     74,374         107,540

LONG-TERM OBLIGATIONS
(less current portion):
  Notes and bonds payable (Note 5)            21,060          21,508
  Capitalized lease obligations                9,755           9,985
                                              30,815          31,493

DEFERRED INCOME                               16,613          16,859

DEFERRED LEASE PAYMENTS AND OTHER             10,778          10,320

CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock                                   104             104
  Additional paid-in capital                  56,089          56,021
  Retained earnings                           19,667          25,993
                                              75,860          82,118
                                            $208,440        $248,330

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)


                          Thirteen Weeks         Twenty-Six Weeks
                              Ended                    Ended
                       July 30,   July 31,      July 30,  July 31,
                         1994       1993          1994      1993
Net sales             $ 80,515   $ 76,223      $150,736   $142,056
Service charges
  & other income         2,432      2,151         4,714      4,455
                        82,947     78,374       155,450    146,511
COSTS & EXPENSES:
  Cost of sales         55,586     52,637       103,622     97,689
  Selling, general
    & administrative
    expenses            25,959     25,796        49,920     50,603
  Depreciation &
    amortization         1,369      1,515         2,758      3,092
  Interest expense       2,275      1,811         4,902      3,592
  Provision for unusual
    items (Note 6)       3,565        472         3,833      1,116
                        88,754     82,231       165,035    156,092

LOSS BEFORE INCOME
    TAX BENEFIT         (5,807)    (3,857)       (9,585)    (9,581)

Income tax benefit      (1,824)    (1,427)       (3,259)    (3,545)


NET LOSS              $ (3,983)  $ (2,430)     $ (6,326)  $ (6,036)

Net loss per common
  share               $   (.38)  $   (.23)     $   (.61)  $   (.58)

Weighted average number
  of common shares
  outstanding           10,416     10,359        10,414     10,367






See notes to condensed consolidated financial statements.
GOTTSCHALKS INC. AND
SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)

                                               Twenty-Six Weeks
                                                    Ended
                                              July 30,     July 31,
                                               1994         1993
OPERATING ACTIVITIES:

  Net loss                                  $ (6,326)    $ (6,036)

  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities             3,914        1,570
                                              (2,412)      (4,466)
INVESTING ACTIVITIES:

  Purchases of property and
    equipment                                 (1,041)      (4,138)
                                              (1,041)      (4,138)
FINANCING ACTIVITIES:

  Proceeds from securitization
    and sale of receivables (Note 3)          40,000

  Proceeds from revolving line
    of credit and short-term
    obligation                                88,155       54,322

  Principal payments on revolving line
    of credit and long-term obligations     (123,931)     (45,462)

  Issuance of common stock pursuant
    to stock option plan                          94

  Retirement of common stock pursuant
    to stock option plan                         (97)

  Purchases of common stock for treasury        (154)        (166)

  Proceeds from sale of treasury stock           225
                                               4,292        8,694

INCREASE IN CASH                                 839           90

CASH AT BEGINNING OF YEAR                      1,213        1,106

CASH AT END OF PERIOD                       $  2,052     $  1,196


See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks and Twenty-Six Weeks Ended
July 30, 1994 and July 31, 1993

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended July 30, 1994 and July 31, 1993 are not necessarily indicative of the results that may be expected for the year ending January 28, 1995, because of the seasonal nature of the Company's business.
It is suggested that the financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 1994.

The condensed consolidated balance sheet at January 29, 1994 has been derived from the audited financial statements at that date. Certain reclassifications have been made to 1993 amounts to conform with 1994 presentation.

2.      RESTRICTED CASH

Restricted cash at July 30, 1994 consists of $870,000 of customer credit card payments to be remitted to GCC Trust and $245,000 for the payment of monthly interest to holders of Fixed Base Certificates (Note 3). There was no restricted cash at January 29, 1994.

3.      SECURITIZATION AND SALE OF ACCOUNTS RECEIVABLE

As described more fully in the Annual Report on Form 10-K for the year ended January 29, 1994, the Company entered into an asset-backed securitization program on March 30, 1994. Under the program, all accounts receivable arising under the Company's private label customer credit cards are automatically sold, without recourse, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"). The Company has continued to service and administer the receivables in return for a monthly servicing fee.

On March 30, 1994, GCC Trust sold at par value, undivided ownership interests in certain of the receivables through the issuance of $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors. On March 30, 1994, GCC Trust also issued to GCRC a Subordinated Certificate and an Exchangeable Certificate, representing GCRC's retained interest in the receivables. Net receivables included in the accompanying condensed consolidated balance sheets represents GCRC's retained interest in such receivables, and is net of an allowance for doubtful accounts based upon the expected collectibility of all trade accounts receivable, including receivables sold.

The proceeds from the initial securitization and sale of the receivables on March 30, 1994, amounting to $40.0 million, were used to repay all outstanding borrowings under a pre-existing line of credit facility with Wells Fargo Bank, N.A., ("Wells Fargo"), which was due to expire on June 30, 1994, to retire Company's $11.0 million Senior Notes due June 1996, and to pay certain costs related to the securitization transaction. During the period subsequent to March 30, 1994 and through July 30, 1994, the Company sold an additional $47.5 million of receivables under the program. After the initial sale, receivables are generally sold at a discount of 1%. Aggregate proceeds from such sales, totalling $46.8 million, were used to fund the working capital requirements of the Company and are reported as cash flows from operating activities in the accompanying statement of cash flows. The proceeds from the initial securitization and sale of receivables of $40.0 million are reported as cash flows from financing activities in the accompanying statement of cash flows.

In connection with the initial securitization and sale of the Company's receivables the Company recognized a loss of $200,000, representing transaction costs in excess of the estimated excess servicing gain related to the Fixed Base Certificate. Excess servicing fees related to the Fixed Base Certificate are recognized over the life of the related transaction.

The Company has reached an agreement in principal that will provide for the issuance of a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million from GCC Trust to Bank Hapaolim. The Variable Base Certificate, representing certain receivables held by GCC Trust (excluding receivables underlying the Fixed Base Certificate and GCRC's retained interest), is to be used as collateral for a revolving line of credit financing arrangement with Bank Hapaolim that will provide the Company with borrowings of up to a maximum of $15.0 million through October 1996. Advances on the line of credit will not be permitted after October 1996 and all outstanding borrowings must be repaid by March 30, 1997. The maximum amount available for borrowings on the line of credit arrangement is restricted by the outstanding principal balance of receivables underlying the Variable Base Certificate. Interest on outstanding borrowings on the line of credit will be charged at a rate of LIBOR plus 1.0%, not to exceed a maximum of 12.0%. Management believes there will be an adequate level of receivables held by GCC Trust to provide for borrowings on the line of credit to be secured by the Variable Base Certificate beginning in November 1994, and management believes the agreement with Bank Hapaolim will be finalized prior to that time. The Company intends to use proceeds from such borrowings to reduce outstanding indebtedness on the Company's line of credit arrangement with Barclays Business Credit, Inc. (Note 5).

4.      INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method exceeded the LIFO value of inventories by $3,202,000 at January 29, 1994. Valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation.

5.      DEBT FINANCING

The Company has a revolving line of credit arrangement with Barclays Business Credit, Inc., ("Barclays"), which provides for borrowings of up to $35.0 million through March 30, 1997, limited to a restrictive borrowing base ($33.8 million at July 30, 1994). The arrangement requires the Company to repay all outstanding borrowings on the line of credit for thirty consecutive days during the period of December 1 through January 31 of each year and provides for interest to be charged on outstanding borrowings at a rate equal to LIBOR plus 3.0% (7.5% at July 30, 1994). At July 30, 1994, $19.4 million was outstanding under the line of credit arrangement.

The Company also has a short and long-term loan facility with Wells Fargo Bank, N.A. ("Wells Fargo"). The short-term loan, due November 30, 1994, is a $6.0 million term loan bearing interest at rates ranging from 10% to 10 1/2%. The long-term loan, due June 30, 1996, has a total outstanding loan balance of $18.4 million at July 30, 1994 and bears interest at a rate of 10 1/4% at July 30, 1994, increasing 1/4% per quarter thereafter to a maximum of 12%.

In connection with the Barclays and Wells Fargo loan agreements, the Company agreed to enter into additional long-term financing arrangements prior to June 30, 1994 and use the proceeds of such arrangements to repay the $6.0 million term loan with Wells Fargo and reduce the Company's outstanding indebtedness to Barclays by $5.0 million. The Company was unable to finalize such an arrangement prior to June 30, 1994. Wells Fargo extended the maturity date of the $6.0 million term loan, originally due June 28, 1994, to November 30, 1994 (Note 3). The Company also paid an additional loan fee to Barclays and was relieved of the obligation to reduce outstanding borrowings by $5.0 million on the Barclays line of credit.

Management believes that proceeds from the line of credit expected to be provided by Bank Hapaolim (Note 3), together with a seasonal increase in internally generated funds during the Christmas selling season, will provide the Company with adequate cash resources to repay all outstanding borrowings under the line of credit arrangement with Barclays for thirty consecutive days during the period of December 1, 1994 through January 31, 1995.
The Company also anticipates entering into a long-term financing arrangement through the mortgage of certain property of the Company. Proceeds from the contemplated arrangement, expected to be finalized prior to November 30, 1994, are first to be used to repay the $6.0 million term loan with Wells Fargo and then to repay a portion of any outstanding borrowings on the Company's line of credit agreement with Barclays.

6.      CONTINGENCIES AND PROVISION FOR UNUSUAL ITEMS

As described more fully in the Annual Report on Form 10-K for the year ended January 29, 1994, the Company and certain of its past and present officers and directors are parties to three civil lawsuits related to an income tax deduction on the Company's 1985 Federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission. On August 26, 1994, the Company reached an agreement to settle all aspects of those lawsuits. Included in the Company's results of operations for the thirteen and twenty-six week periods ended July 30, 1994 is a provision of $3,500,000, representing the cost of the proposed settlement and certain related legal fees and other costs.

F&N Acquisition Corporation ("F&N") obtained a partial summary judgment against the Company on April 22, 1993 for breach of an agreement to purchase a former Frederick and Nelson store location in Spokane, Washington. The partial summary judgment was subsequently affirmed in September 1993 and the Company was ordered to pay F&N damages of $3,038,000 plus accrued interest from the date of the judgment. Amounts payable under the judgement were fully accrued as of January 29, 1994. The Company is continuing to pursue the matter vigorously, however, and an appeal of the court's judgment is presently pending before the United States Court of Appeals for the Ninth Circuit.

On June 3, 1994, an additional complaint was filed against the Company by Sabey Corporation, the owner of the mall in which the Frederick & Nelson store was located. The complaint seeks damages suffered by the mall due to the Company's failure to purchase and assume the Frederick & Nelson store lease. Inasmuch as the ultimate outcome of this additional lawsuit cannot presently be determined, no provision for any loss that may result upon its resolution has been made in the financial statements.

The Company recorded an aggregate of $3,565,000 and $472,000 during the thirteen week periods and $3,833,000 and $1,116,000 during the twenty-six week periods ended July 30, 1994 and July 31, 1993, respectively, related to the government's investigation of a tax deduction on the Company's 1985 Federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission and related stockholder litigation. Management does not anticipate that any additional costs related to these matters that may be incurred will be material to the operating results of the Company.
GOTTSCHALKS INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF
OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and results of operations for the periods presented in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

Thirteen Weeks Ended July 30, 1994 Compared To Thirteen Weeks Ended July 31,
1993

The Company recorded a net loss of $3,983,000, or $.38 per common share, in the second quarter of 1994 as compared to $2,430,000, or $.23 per common share, in the second quarter of 1993. The operating loss prior to income taxes and unusual items was $2,242,000 in the second quarter of 1994 as compared to $3,385,000 in the second quarter of 1993. The reduction in the operating loss of $1,143,000 was primarily the result of an increase in sales volume, higher service charge income associated with the Company's customer credit cards and a reduction in selling, general and administrative expenses as a percent of net sales. These factors were partially offset by increased interest expense and higher advertising costs.

The net loss in the second quarters of 1994 and 1993 includes unusual items totalling $3,565,000 and $472,000, respectively. As discussed more fully in
Part II, Item I, Legal Proceedings, and in Note 6 to the condensed consolidated financial statements, the unusual items in the second quarter of 1994 include a charge of $3,500,000 to reflect a provision for a proposed settlement of the stockholder litigation presently pending against the Company and related legal fees and other costs. Additional unusual items in the second quarter of 1994 and the unusual items in the second quarter of 1993 consist primarily of legal fees incurred in connection with the government's investigation of a tax deduction on the Company's 1985 Federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission and related stockholder litigation. Management does not anticipate that any additional costs related to these matters that may be incurred will be material to the operating results of the Company.







The following table sets forth for the periods indicated certain items from the Company's condensed consolidated statements of operations, expressed as a percent of net sales:

                                    Second Quarter  Second Quarter
                                         1994            1993

Net sales                               100.0%          100.0%
Service charges and other income          3.0             2.8
                                        103.0           102.8
Costs and Expenses:
  Cost of sales                          69.0            69.1
  Selling, general and
    administrative expenses              32.2            33.8
  Depreciation and amortization           1.7             2.0
  Interest expense                        2.8             2.4
  Provision for unusual items             4.5              .6
                                        110.2           107.9
LOSS BEFORE INCOME TAX BENEFIT           (7.2)           (5.1)

  Income tax benefit                     (2.3)           (1.9)

NET LOSS                                 (4.9)%          (3.2)%


Net sales increased to $80.5 million in the second quarter of 1994 as compared to $76.2 million in the second quarter of 1993, or 5.6%. This increase of $4.3 million is primarily attributable to an increase in comparable store sales resulting primarily from strong retail activity and improved economic conditions in certain of the Company's market areas. Comparable store sales increased 5.7% over the prior year's second quarter.

Service charges and other income increased to $2.4 million in the second quarter of 1994 as compared to $2.2 million in the second quarter of 1993. Service charges, including servicing fees associated with the Company's customer credit cards, increased to $2.1 million in the second quarter of 1994 as compared to $1.9 million in the second quarter of 1993, or 10.5%. This increase relates to an increase in the Company's credit card sales as a percent of net sales to 43.1% in the second quarter of 1994 as compared to 38.2% in the second quarter of 1993, and occurred primarily as a result of a new Instant Credit program initiated in October 1993. In addition, 4.1% of this increase relates to late charge fees on delinquent customer credit card accounts that were not assessed prior to January 1994. Other income in the second quarter of 1994 includes $116,000 of interest income related to income tax refunds.

Cost of sales increased to $55.6 million in the second quarter of 1994 as compared to $52.6 million in the second quarter of 1993, or 5.6%. The Company's gross margin percent remained substantially unchanged at 31.0% in the second quarter of 1994 as compared to 30.9% in the second quarter of 1993 despite the increase in sales volume as a result of an increase in promotional markdowns as a percent of net sales necessitated by intense competition and the liquidation of seasonal merchandise during the quarter.

Selling, general and administrative expenses remained unchanged at $26.0 million in the second quarters of 1994 and 1993. Selling, general and administrative expenses as a percent of net sales decreased to 32.2% in the second quarter of 1994 as compared to 33.8% in the second quarter of 1993. This decrease as a percent of net sales occurred as a result of an increase in sales volume and continued focus on expense control measures throughout the Company. The Company also realized the benefit of interim experience adjustments resulting in a reduction to required workers' compensation claim reserves. These factors, which resulted in lower selling, general and administrative expenses as a percent of net sales, were partially offset by an increase in advertising and other promotional costs.

Depreciation and amortization expense decreased to $1.4 million in the second quarter of 1994 as compared to $1.5 million in the second quarter of 1993, or 9.6%. Depreciation and amortization expense as a percent of net sales decreased to 1.7% in the second quarter of 1994 as compared to 2.0% in the second quarter of 1993. These decreases resulted primarily from an increase in sales volume and a decrease in the amortization of pre-opening costs related to the Company's new stores. The Company expects to realize an increase in depreciation expense and amortization of store pre-opening costs beginning in the fourth quarter of 1994 as a result of completing and opening the new stores in Oakhurst and Sacramento, California.

Interest expense increased to $2.3 million in the second quarter of 1994 as compared to $1.8 million in the second quarter of 1993, or 25.6%.
Interest expense as a percent of net sales increased to 2.8% in the second quarter of 1994 as compared to 2.4% in the second quarter of 1993. These increases related to an increase in the interest rate charged on outstanding borrowings under the Company's line of credit facility from 6.125% in the second quarter of 1993 to a weighted average interest rate of 7.39% during the second quarter of 1994 and additional interest expense related to the Fixed Base Certificate sold in connection with the receivables securitization program, and were partially offset by reduced borrowings on the line of credit resulting from the application of proceeds from the securitization and sale of the Company's receivables in the first quarter of 1994.

The Company accounts for income taxes in accordance with Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The effective tax rate in the second quarter of 1994 was a credit of (31.4%) as compared to a credit of (37.0%) in the second quarter of 1993. The reduction in the effective tax rate resulted primarily from the impact of statutory annual limitations to state net operating loss carryforwards.


Twenty-Six Weeks Ended July 30, 1994 Compared to Twenty-Six Weeks Ended July 31, 1993

The Company recorded a net loss of $6,326,000, or $.61 per common share, in the first half of 1994 as compared to $6,036,000, or $.58 per common share, in the first half of 1993. The operating loss prior to income taxes and unusual items was $5,752,000 in the first half of 1994 as compared to $8,465,000 in the first half of 1993. The reduction in the operating loss of $2,713,000 was primarily the result of an increase in sales volume, higher service charge income associated with the Company's customer credit cards and a reduction in selling, general and administrative expenses as a percent of net sales. These factors were partially offset by increased interest expense and higher advertising costs.

The net loss in the first half of 1994 and 1993 includes unusual items totalling $3,833,000 and $1,116,000, respectively. As discussed more fully in
Part II, Item I, Legal Proceedings, and in Note 6 to the condensed consolidated financial statements, the unusual items in the first half of 1994 include a charge of $3,500,000 to reflect a provision for a proposed settlement of the stockholder litigation presently pending against the Company and related legal fees and other costs. Additional unusual items in the first half of 1994 and the unusual items in the first half of 1993 related primarily to the government's investigation of a tax deduction on the Company's 1985 Federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission and related stockholder litigation. Management does not anticipate that any additional costs related to these matters that may be incurred will be material to the operating results of the Company.
The following table sets forth for the periods indicated certain items from the Company's condensed consolidated statements of operations, expressed as a percent of net sales:


                                      First Half     First Half
                                         1994           1993
Net sales                               100.0%         100.0%
Service charges and other income          3.1            3.1
                                        103.1          103.1
Costs and Expenses:
  Cost of sales                          68.7           68.7
  Selling, general and
    administrative expenses              33.1           35.6
  Depreciation and amortization           1.8            2.2
  Interest expense                        3.3            2.5
  Provision for unusual items             2.6             .8
                                        109.5          109.8

LOSS BEFORE INCOME TAX BENEFIT           (6.4)          (6.7)

  Income tax benefit                     (2.2)          (2.5)

NET LOSS                                 (4.2)%         (4.2)%


Net sales increased to $150.7 million in the first half of 1994 as compared to $142.1 million in the first half of 1993, or 6.1%. This increase of $8.6 million is primarily attributable to an increase in comparable store sales resulting from strong retail activity and improved economic conditions in certain of the Company's market areas. Comparable store sales also increased 6.1% over the prior year's first half.

Service charges and other income increased to $4.7 million in the first half of 1994 as compared to $4.6 million in the first half of 1993. Service charges, including servicing fees associated with the Company's customer credit cards, increased to $4.4 million in the first half of 1994 as compared to $4.1 million in the first half of 1993, or 7.3%. This increase relates to an increase in the Company's credit card sales as a percent of net sales to 41.8% in the first half of 1994 as compared to 37.6% in the first half of 1993, and occurred primarily as a result of a new Instant Credit program initiated in October 1993. In addition, 3.8% of this increase relates to late charge fees on delinquent customer credit card accounts that were not assessed prior to January 1994. Other income in the first half of 1994 includes a $200,000 loss related to the receivables securitization program (Note 3), and was partially offset by $116,000 of interest income related to income tax refunds.

Cost of sales increased to $103.6 million in the first half of 1994 as compared to $97.7 million in the first half of 1993, or 6.1%. The Company's gross margin percent remained unchanged at 31.3% in the first half of 1994 and 1993 despite the increase in sales volume primarily as a result of an increase in promotional markdowns as a percent of net sales resulting from intense competition and the liquidation of seasonal merchandise.

Selling, general and administrative expenses decreased to $49.9 million in the first half of 1994 as compared to $50.6 million in the first half of 1993, or 1.3%. Selling, general and administrative expenses as a percent of net sales decreased to 33.1% in the first half of 1994 as compared to 35.6% in the first half of 1993. These decreases occurred as a result of an increase in sales volume, a reduction in payroll and related costs through the restructuring of the Company's sales, buying and support staff, and continued focus on expense control measures throughout the Company. The Company also realized the benefit of interim experience adjustments resulting in a reduction to required workers' compensation claim reserves. These factors, which resulted in lower selling, general and administrative expenses as a percent of net sales, were partially offset by an increase in advertising and other promotional costs.

Depreciation and amortization expense decreased to $2.8 million in the first half of 1994 as compared to $3.1 million in the first half of 1993, or 10.8%. Depreciation and amortization expense as a percent of net sales decreased to 1.8% in the first half of 1994 as compared to 2.2% in the first half of 1993. This decrease resulted primarily from an increase in sales volume and a decrease in the amortization of pre-opening costs related to the Company's new stores. The Company expects to realize an increase in deprecation expense and amortization of store pre-opening costs beginning in the fourth quarter of 1994 as a result of completing and opening the new stores in Oakhurst and Sacramento, California.

Interest expense increased to $4.9 million in the first half of 1994 as compared to $3.6 million in the first half of 1993, or 36.5%. Interest expense as a percent of net sales increased to 3.3% in the first half of 1994 as compared to 2.5% in the first half of 1993. These increases related to an increase in the interest rate charged on outstanding borrowings under the Company's line of credit facility from 6.125% in the first half of 1993 to a weighted average interest rate of 7.12% during the first half of 1994 and additional interest expense related to the Fixed Base Certificate sold in connection with the receivables securitization program, and were partially offset by reduced borrowings on the line of credit arrangement resulting from the application of proceeds from the securitization and sale of the Company's receivables in the first quarter of 1994. In addition, the increase resulted from additional amortization of loan fees applicable to certain of the Company's short and long-term credit facilities that were refinanced in March 1994.

The Company accounts for income taxes in accordance with Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The effective tax rate in the first half of 1994 was a credit of (34.0%) as compared to a credit of (37.0%) in the first half of 1993. The reduction in the effective tax rate resulted primarily from the impact of statutory annual limitations to state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable, excluding amounts held for securitization and sale at January 29, 1994, decreased to $14.1 million at July 30, 1994 from $25.4 million at January 29, 1994. This decrease of $11.3 million is primarily due to the seasonal nature of the Company's business. Trade receivables are at their highest level following the Christmas selling season and gradually decline throughout the following months as customers repay outstanding balances. Compared to the end of the second quarter of 1993, accounts receivable decreased $39.0 million from $53.1 million. This decrease resulted primarily from the securitization and sale of certain of the Company's customer credit card receivables under an asset-backed securitization program in March 1994 (Note
3).

Merchandise inventories increased to $71.3 million at July 30, 1994 from $60.5 million at January 29, 1994. This increase of $10.8 million is also primarily attributable to seasonality in that inventories are at their lowest level following the Christmas selling season and steadily increase in the following months. Compared to the end of the second quarter of 1993, inventories increased $5.7 million from $65.6 million. This increase relates to additional inventories needed to support increased sales, inventories related to the new store in Redding, California not open in the second quarter of the prior year and inventories currently being received for the new stores in Oakhurst and Sacramento, California, to be opened in October and November 1994, respectively.

Working capital decreased to $26.5 million at July 30, 1994 from $32.1 million at January 29, 1994. The Company's current ratio increased to 1.36:1 at July 30, 1994 from 1.30:1 at January 29, 1994. The decrease in working capital and increase in the current ratio is primarily the result of a reduction in receivables due to the securitization and sale of the Company's customer credit card accounts receivable (Note 3), and reduced outstanding borrowings on the Company's line of credit and other long-term obligations resulting from the application of proceeds from the receivables securitization program.

Additions to property and equipment were $1.0 million in the first half of 1994 as compared to $4.1 million in the first half of 1993. The $1.0 million of additions in the first half of 1994 related primarily to the purchase of a new payroll software package, construction and remodeling costs associated with new stores to be opened in 1994 and 1995, and the remodel of certain of the Company's existing store locations. The $4.1 million of additions in the first half of 1993 consisted primarily of $3.5 million related to the construction and fixturing of the new store opened in Hanford, California, $200,000 related to the remodel of certain of the Company's existing store locations and $400,000 related to the purchase of new computer communications equipment in each of the Company's store locations.

As discussed more fully on Note 3 in the condensed consolidated financial statements, the Company entered into an asset-backed securitization program on March 30, 1994. Under the program, accounts receivable arising under the Company's private label customer credit card are automatically sold, without recourse, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"). The proceeds from initial securitization and sale of the receivables on March 30, 1994, amounting to $40.0 million, were used to repay outstanding borrowings under a pre-existing line of credit and long-term credit facility and to pay certain costs related to the securitization transaction. Subsequent to March 30, 1994 and through July 30, 1994, the Company sold an additional $47.5 million of receivables under the program. After the initial sale, receivables are generally sold at a discount of 1%. Aggregate proceeds from such sales, amounting to $46.8 million, were used to fund working capital requirements of the Company.

The Company has reached an agreement in principal that will provide for the issuance of a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million from GCC Trust to Bank Hapaolim. The Variable Base Certificate, representing certain receivables held by GCC Trust (excluding receivables underlying the Fixed Base Certificate and GCRC's retained interest), is to be used as collateral for a revolving line of credit financing arrangement with Bank Hapaolim that will provide the Company with borrowings of up to a maximum of $15.0 million through October 1996. Additional advances on the line of credit will not be permitted after October 1996 and all outstanding borrowings must be repaid by March 30, 1997. Interest on outstanding borrowings on the line of credit will be charged at a rate of LIBOR plus 1.0%, not to exceed a maximum of 12.0%. The maximum amount available for borrowings on the line of credit arrangement is restricted by the outstanding principal balance of receivables underlying the Variable Base Certificate. The outstanding principal balance of such receivables is subject to seasonal variations, and as a result, the amount available for borrowings against the Variable Base Certificate will be highest during the Christmas selling season and will decline thereafter. Management believes there will be an adequate level of receivables held by GCC Trust to provide for borrowings on the line of credit to be secured by the Variable Base Certificate beginning in November 1994 and management believes the agreement with Bank Hapaolim will be finalized prior to that time.

The Company has a revolving line of credit arrangement with Barclays Business Credit, Inc., ("Barclays"), which provides for borrowings of up to $35.0 million through March 30, 1997, limited to a restrictive borrowing base ($33.8 million at July 30, 1994). The arrangement requires the Company to repay all outstanding borrowings on the line of credit for thirty consecutive days during the period of December 1 through January 31 of each year and provides for interest to be charged on outstanding borrowings at a rate equal to LIBOR plus 3.0% (7.5% at July 30, 1994). At July 30, 1994, $19.4 million was outstanding under the line of credit arrangement.

The Company also has a short and long-term loan facility with Wells Fargo Bank, N.A. ("Wells Fargo"). The short-term loan, due November 30, 1994, is a $6.0 million term loan bearing interest at rates ranging from 10% to 10 1/2%. The long-term loan, due June 30, 1996, has a total outstanding loan balance of $18.4 million at July 30, 1994 and bears interest at a rate of 10 1/4% at July 30, 1994, increasing 1/4% per quarter thereafter to a maximum of 12%.

In connection with the Barclays and Wells Fargo loan agreements, the Company agreed to enter into additional long-term financing arrangements prior to June 30, 1994 and use the proceeds of such arrangements to repay the $6.0 million term loan with Wells Fargo and to reduce the Company's outstanding indebtedness to Barclays by $5.0 million. The Company was unable to finalize such an arrangement prior to June 30, 1994. Wells Fargo extended the maturity date of the $6.0 million term loan, originally due June 30, 1994, to November 30, 1994. The Company also paid an additional loan fee to Barclays and was relieved of the obligation to reduce outstanding borrowings by $5.0 million on the Barclays line of credit.

The Company believes that proceeds from the line of credit expected to be provided by Bank Hapaolim, together with a seasonal increase in internally generated funds during the Christmas selling season, will provide the Company with adequate cash resources to repay all outstanding borrowings under the line of credit arrangement with Barclays for thirty consecutive days during the period of December 1, 1994 through January 31, 1995. The Company also anticipates entering into a long-term financing arrangement through the mortgage of certain property of the Company. Proceeds from the contemplated arrangement, expected to be finalized prior to November 30, 1994, are to be used first to repay the $6.0 million term loan with Wells Fargo and then to repay a portion of any outstanding borrowings on the line of credit arrangement with Barclays.

The Company intends to open a new 24,000 square foot store in Oakhurst, California in October 1994, a new 190,000 square foot store in Sacramento, California in November 1994, and a new 150,000 square foot store to replace its smaller existing store location in Visalia, California, a new 56,000 square foot store in Carson City, Nevada and a new 100,000 square foot store in Tracy, California in 1995. The estimated cost to open the new stores, net of amounts to be contributed by mall owners or developers of certain of the projects, is approximately $2.9 million. Such costs are expected to be financed primarily through internally generated funds.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As described more fully in the Company's Annual Report on Form 10-K for the year ended January 29, 1994, the Company and certain of its past and present officers and directors are parties to three civil lawsuits related to an income tax deduction on the Company's 1985 Federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission. On August 26, 1994, the Company announced that it has reached an agreement to settle all aspects of those lawsuits. Pursuant to the terms of the proposed settlement, which remains subject to Court approval, the Company's former accountant, Ernst & Young, will pay $2.0 million and the Company will pay $3.0 million to settle the class action pending in the United States District Court for the Northern District of California, (Annoni v. Gottschalks; filed July 15, 1993) and the class and derivative actions pending in the Superior Court of California, County of Fresno (Ponder v. Gottschalks; filed April 30, 1993 and Ponder v. Ernst & Young; filed May 11, 1993, respectively). The Company's results of operations for the thirteen and twenty-six week period ended July 30, 1994 include a provision of $3.5 million, representing the cost of the proposed settlement and related legal fees and other costs.

As more fully described in the Company's Annual Report on Form 10-K for the year ended January 29, 1994, Frederick & Nelson Acquisition Corp. ("F&N") has obtained a partial summary judgement against the Company in the amount of $3,038,000 plus accrued interest from the date of the judgement for breach of an agreement to purchase a former Frederick & Nelson store located in Spokane, Washington. The Company accrued all amounts payable under the judgement as of January 29, 1994. On June 3, 1994, an additional complaint was filed against the Company in the Federal District Court of the Western District of Washington by Sabey Corporation, the owner of the mall in which the Frederick & Nelson store was located. The complaint seeks damages suffered by the mall due to the Company's failure to purchase and assume the Frederick & Nelson store lease. Since the ultimate outcome of this lawsuit cannot presently be determined, no provision for any loss that may result upon its resolution has been made in the financial statements.














ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 1994, the Company held its Annual Meeting of
Stockholders at which the following matters were submitted to a vote of the Company's stockholders:

1. The election of ten nominees for director. The following represents a tabulation of the votes cast for each or the ten nominees for director:

 Nominee for Director                  Votes For     Votes Against

 Joseph W. Levy                        9,578,103        104,241
 Gerald H. Blum                        9,575,042        107,302
 Karen L. Blum                         9,556,800        125,444
 Bret W. Levy                          9,561,519        120,825
 Sharon Levy                           9,577,081        105,263
 Joseph J. Penbera                     9,578,702        103,642
 Frederick R. Ruiz                     9,581,182        101,162
 O. James Woodward III                 9,580,849        101,495
 Max Gutmann                           9,576,693        105,649
 Stephen J. Furst                      9,478,862        103,482

2.        A proposal to approve the Company's 1994 Key Employee
          Incentive Stock Option Plan. Such proposal was approved as follows:

                                                Number of Votes
          For:                                      7,540,282
          Against:                                    210,357
          Abstain:                                    456,519
          Broker Non-Votes:                         1,475,186


3.        A proposal to approve the Company's 1994 Director
          Nonqualified Stock Option Plan. Such proposal was approved as follows:

                                               Number of Votes
 For:                                               7,383,214
 Against:                                             346,472
 Abstain:                                             477,472
 Broker Non-Votes:                                  1,475,186














ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed pursuant to the requirements of Item 601 of Regulations S-K:

Exhibit No.         Description

   10.80            New Term Loan Maturity Date Extension dated
                    July 11, 1994 by and between Gottschalks
                    Inc. and Wells Fargo Bank, N.A.

(b) The Company did not file a Current Report on Form 8-K during the thirteen week period ended July 30, 1994.



                             SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Gottschalks Inc.
                            (Registrant)





  September 13, 1994

                                   s/Joseph W. Levy
                                   (Joseph W. Levy, Chairman
                                   and Chief Executive Officer)




  September 13, 1994
                                  s/Alan A. Weinstein
                                  (Alan A. Weinstein, Senior Vice
                                  President and Chief Financial Officer)