Form 10-Q
period 1994-10-29
GOTTSCHALKS INC
filed 1994-12-13
CIK 790414

UNITED STATES

                                                  SECURITIES AND EXCHANGE
COMMISSION

                                                        Washington, D.C.  20549

                                                               FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended October 29, 1994

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities during the preceding 12 months (or for shorter period that the Registrant was required to file such reports); and (2) has been subject
to such filing requirements for the past 90 days:  Yes   X     No

The number of shares of the Registrant's common stock outstanding as of October 29, 1994 was 10,516,520.

INDEX


GOTTSCHALKS INC. AND SUBSIDIARY


                                                           Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance sheets -
           October 29, 1994 and October 30, 1993               2

        Consolidated statements of operations -
           thirteen weeks and thirty-nine weeks ended
           October 29, 1994 and October 30, 1993               3

        Condensed consolidated statements of cash flows -
           thirty-nine weeks ended October 29, 1994 and
           October 30, 1993                                    4

        Notes to condensed consolidated financial
           statements - thirteen weeks and thirty-nine
           weeks ended October 29, 1994 and
           October 30, 1993                                5 - 9


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations    11 - 21


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                     22
Item 6. Exhibits and Reports on Form 8-K                      23


SIGNATURES                                                    24

PART I. FINANCIAL INFORMATION

Item I. GOTTSCHALKS INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)             October 29,      January 29,
                                         1994            1994
                                      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                   $  1,895      $  1,213
  Restricted cash (Note 2)                    870
  Receivables held for
    securitization and sale (Note 3)                     40,000
  Receivables - net (Note 3)               12,722        25,436
                                           12,722        65,436
  Merchandise inventories (Note 4)        105,387        60,465
  Other                                    13,884        12,573
           Total current assets           134,758       139,687

PROPERTY AND EQUIPMENT                    129,761       128,835
  Less accumulated depreciation
    and amortization                       36,866        32,439
                                           92,895        96,396
OTHER LONG-TERM ASSETS                     13,081        12,247
                                         $240,734      $248,330
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit (Note 5)      $ 29,184      $ 49,700
  Trade accounts payable                   51,029        18,851
  Accrued expenses                         16,330        21,708
  Accrued payroll and related
    liabilities                             4,496         5,013
  Short-term obligation (Note 5)            5,000
  Current portion of long-term
    obligations                             1,421        12,268
           Total current liabilities      107,460       107,540

LONG-TERM OBLIGATIONS
(less current portion):
  Notes and bonds payable                  20,895        21,508
  Capitalized lease obligations             9,641         9,985
                                           30,536        31,493

DEFERRED INCOME                            16,489        16,859

DEFERRED LEASE PAYMENTS AND OTHER          10,918        10,320

CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Common stock                                104           104
  Additional paid-in capital               56,128        56,021
  Retained earnings                        19,099        25,993
                                           75,331        82,118
                                        $ 240,734      $248,330

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)



                     Thirteen Weeks         Thirty-Nine Weeks
                           Ended                   Ended
                    October 29, October 30,  October 29, October 30,
                        1994        1993         1994        1993

Net sales              $ 78,835  $ 75,747      $229,571   $217,803
Service charges
  & other income          2,265     2,018         6,979      6,473
                         81,100    77,765       236,550    224,276
COSTS & EXPENSES:
  Cost of sales          52,148    50,962       155,770    148,651
  Selling, general
    & administrative
    expenses             26,133    24,554        76,053     75,157
  Depreciation &
    amortization          1,368     1,325         4,126      4,417
  Interest expense        2,310     2,307         7,212      5,899
  Provision for unusual
    items (Note 6)                  1,424         3,833      2,540
                         81,959    80,572       246,994    236,664

LOSS BEFORE INCOME
    TAX BENEFIT            (859)   (2,807)      (10,444)   (12,388)

Income tax benefit         (291)   (1,039)       (3,550)    (4,584)


NET LOSS               $   (568) $ (1,768)     $ (6,894)  $ (7,804)

Net loss per common
  share                $   (.05) $   (.17)     $   (.66)  $   (.75)

Weighted average number
  of common shares
  outstanding            10,417    10,363        10,415     10,366






See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)

                                             Thirty-Nine Weeks
                                                   Ended
                                            October 29,  October 30,
                                                1994        1993
OPERATING ACTIVITIES:

  Net loss                                 ($ 6,894)    ($ 7,804)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities                   (  4,212)    (  9,423)

      Net cash used in operating
        activities                         ( 11,106)    ( 17,227)
INVESTING ACTIVITIES:

  Purchases of property and
    equipment                              (  2,429)    (  4,709)
  Proceeds from sales of
    equipment                                 1,469

      Net cash used in investing
        activities                         (    960)    (  4,709)

FINANCING ACTIVITIES:

  Proceeds from securitization
    and sale of receivables (Note 3)         40,000
  Proceeds from revolving lines
    of credit and short-term
    obligation                              231,882       89,362
  Principal payments on revolving lines
    of credit, short-term and long-term
    obligations                            (259,202)    ( 67,637)
  Issuance of common stock pursuant
    to stock option plan                         94
  Retirement of common stock pursuant
    to stock option plan                   (     97)
  Purchases of common stock for treasury   (    154)    (    166)
  Proceeds from sale of treasury stock          225          468

    Net cash provided by financing
      activities                             12,748       22,027

INCREASE IN CASH                                682           91

CASH AT BEGINNING OF YEAR                     1,213        1,106

CASH AT END OF PERIOD                      $  1,895      $ 1,197

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks and Thirty-Nine Weeks Ended
October 29, 1994 and October 30, 1993

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended October 29, 1994 are not necessarily indicative of the results that may be expected for the year ending January 28, 1995, because of the seasonal nature of the Company's business. It is suggested that the financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 1994.

The condensed consolidated balance sheet at January 29, 1994 has been derived from the audited financial statements at that date. Certain reclassifications have been made to 1993 amounts to conform with 1994 presentation.

2.      RESTRICTED CASH

Restricted cash at October 29, 1994 relates to the receivables securitization program (Note 3) and consists of $625,000 of customer credit card payments to be remitted to GCC Trust and $245,000 for the payment of monthly interest to holders of Fixed Base Certificates. There was no restricted cash at January 29, 1994.

3.      SECURITIZATION AND SALE OF ACCOUNTS RECEIVABLE

As described more fully in the Company's Annual Report on Form 10-K for the year ended January 29, 1994, the Company entered into an asset-backed securitization program on March 30, 1994. Under the program, all accounts receivable arising under the Company's private label customer credit cards are automatically sold, without recourse, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"). The Company services and administers the receivables in return for a monthly servicing fee.



On March 30, 1994, GCC Trust sold, at par value, undivided ownership interests in certain of the receivables through the issuance of $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors. On March 30, 1994, GCC Trust also issued a Subordinated Certificate and an Exchangeable Certificate to GCRC, representing GCRC's retained interest in the receivables. Interest on the Fixed Base Certificates is payable on a monthly basis and the outstanding principal balance is to be repaid in equal monthly installments commencing September 1998 through September 1999, through the application of finance charge collections during that period.

The Company used the $40.0 million proceeds from the initial securitization and sale of the receivables to repay all outstanding borrowings under a pre-existing line of credit and long-term credit facility and to pay certain costs related to the securitization transaction. Such proceeds are reported as cash flows from financing activities during the thirty-nine week period ended October 29, 1994 in the accompanying statement of cash flows. The Company recognized a loss of $200,000 in connection with the initial securitization and sale of receivables, representing transaction costs in excess of the estimated excess servicing gain related to the Fixed Base Certificates. Excess servicing fees related to the Fixed Base Certificates are recognized over the life of the related transaction.

The Company sold an additional $82.7 million of receivables to GCRC subsequent to March 30, 1994 and through October 29, 1994, and certain of those receivables were subsequently conveyed to GCC Trust. After the initial securitization and sale, receivables are generally sold at a discount of 1% under the program. Aggregate proceeds from such sales, totalling $81.7 million, were used to fund the working capital requirements of the Company, and are reported as cash flows from operating activities during the thirty-nine week period ended October 29, 1994 in the accompanying statement of cash flows.

On September 16, 1994, GCC Trust also issued a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million from GCC Trust to Bank Hapoalim. The Variable Base Certificate, representing certain receivables held by GCC Trust (excluding receivables underlying the Fixed Base Certificates and GCRC's retained interest), was issued as collateral for a revolving line of credit financing arrangement with Bank Hapoalim (Note 5). Transaction costs associated with the issuance of the Variable Base Certificate are recognized over the life of the financing arrangement.

Net receivables at October 29, 1994 included in the accompanying condensed balance sheet consists of the outstanding principal balance of receivables underlying the Exchangeable and Subordinated Certificates, the Variable Base Certificate and certain other receivables. Such receivables are net of an allowance for doubtful accounts based on the expected collectibility of all credit card receivables, including the receivables sold.

4.      INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost under the first-in, first-out (FIFO) method, exceeded the LIFO value of inventories by $3,202,000 at January 29, 1994 a valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation.

5.      DEBT FINANCING

The Company has two revolving line of credit arrangements which provide for total
borrowings of up to $50.0 million through March 1997, with an increase in the amount available for borrowings to $60.0 million during the period of November 2, 1994 through December 15, 1994, for seasonal inventory purchases. The Company's primary revolving line of credit arrangement is with Barclays Business Credit, Inc., ("Barclays"), and provides for borrowings of up to $35.0 million through March 30, 1997, ($45.0 million during the period of November 2, 1994 through December 15, 1994). Borrowings under the Barclays line of credit arrangement are limited to a restrictive borrowing base, which was in excess of $35.0 million at October 29, 1994. The arrangement requires the Company to repay all outstanding borrowings on the line of credit for thirty consecutive days during the period of December 1 through January 31 of each year and provides for interest to be charged on outstanding borrowings at a rate equal to LIBOR plus
3.0% (8.0% at October 29, 1994).   At October 29, 1994, $28.5 million was
outstanding under the line of credit arrangement with Barclays.

The Company also has a revolving line of credit arrangement with Bank Hapoalim (Note 3), which provides for additional borrowings of up to $15.0 million through March 1997. Borrowings under the line of credit are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and interest on outstanding borrowings is charged at a rate of LIBOR plus 1%, not to exceed a maximum of 12.0% (6.0% at October 29, 1994). Borrowings against the Variable Base Certificate were restricted to $700,000 at October 29, 1994, however, by mid- December 1994, receivables underlying the Variable Base Certificate had increased to sufficient levels to provide for borrowings of up to $15.0 million against the line of credit. At October 29, 1994, $700,000 was outstanding under the line of credit with Bank Hapoalim.

The Company also has a short and long-term loan facility with Wells Fargo Bank, N.A. ("Wells Fargo"). The short-term loan, extended to April 30, 1995, has an outstanding balance of $5.0 million at October 29, 1994 and bears interest at a rate ranging from 10 1/2% to 11%. The long-term loan, due June 30, 1996, has a total outstanding loan balance of $18.3 million at October 29, 1994 and bears interest at a rate of 10 1/2% at October 29, 1994, increasing 1/4% per quarter thereafter to a maximum of 12%.

In connection with the arrangements with Wells Fargo and Barclays, the Company agreed to enter into additional long-term financing arrangements and use the proceeds of such arrangements to repay the outstanding balance of the short-term obligation with Wells Fargo and to reduce outstanding indebtedness with Barclays by $5.0 million. During the third quarter of 1994, Barclays and Wells Fargo agreed to extend the repayment of these amounts to April 1, 1995 and April 30, 1995, respectively. As discussed more fully in Management's Discussion and Analysis of Results of Operations, Liquidity and Capital Resources, the Company intends to use the proceeds of the financing arrangement with Heller and proceeds expected to be received through the mortgage of two additional store locations prior to the end of fiscal 1994 to meet the provisions of the respective arrangements.

As described more fully in the Company's Annual Report on Form 10-K for the year ended January 29, 1994, the loan agreements with Barclays and Wells Fargo contain
various restrictive covenants.   During the third quarter ended October 29,
1994,
Barclays agreed to revise certain of the covenants and Wells Fargo agreed to waive its rights with respect to defaults of certain of the covenants arising out of capital expenditures and disposals for the remainder of fiscal 1994. The Company is in compliance with all applicable restrictive loan covenants, as revised, at October 29, 1994. Barclay's has also agreed to shorten the period the Company will be required to reduce total outstanding borrowings to zero for thirty consecutive days during the period of December 1, 1994 through January 31,
1995 to seven consecutive days during this period. Management believes that proceeds expected to be provided from the line of credit with Bank Hapoalim and a portion of the proceeds to be received from the Heller financing arrangement, together with a seasonal increase in internally generated funds during the Christmas selling season, will provide the Company with adequate cash resources to meet this requirement.

On November 30, 1994, the Company entered into a seven-year financing arrangement with Heller Financial, Inc., ("Heller"), that will provide the Company with $6.7 million through the mortgage of the real property, furniture, fixtures and equipment located at its department store in Hanford, California. The mortgage is to be repaid in monthly installments of a fixed principal amount and interest at a rate to be determined upon funding of the loan. The rate is currently expected to be approximately 10.5%. The Company expects the proceeds of the arrangement to be received by the end of December 1994, and intends to use such proceeds first to repay a portion of the outstanding balance of the short-term obligation with Wells Fargo, and then to reduce outstanding indebtedness on the Barclay's line of credit.



6.      PROVISION FOR UNUSUAL ITEMS

As described more fully in the Company's Annual Report on Form 10-K for the year ended January 29, 1994, the Company and certain of its past and present officers and directors were parties to a government investigation and three civil stockholder lawsuits related to an income tax deduction on the Company's 1985 Federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission. During the first quarter of 1994, the government discontinued its criminal investigation and on August 26, 1994, the Company announced it had reached an agreement to settle all aspects of the related stockholder litigation (Note 7). Costs related to these matters, totalling $3,833,000 during the thirty-nine week period ended October 29, 1994 and $1,424,000 and $2,540,000 during the thirteen week and thirty-nine week periods ended October 30, 1993, respectively, are included in the provision for unusual items in the accompanying consolidated statements of operations. No material costs related to these matters were incurred during the thirteen week period ended October 29, 1994. Management does not anticipate that any additional costs related to these matters that may be incurred will be material to the operating results of the Company.

7.      CONTINGENCIES

As described more fully in the Company's Annual Report on Form 10-K for the year ended January 29, 1994, the Company has been a party to three civil lawsuits related to an income tax deduction on the Company's 1985 federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission. On August 26, 1994, the Company announced it had reached an agreement to settle all aspects of those lawsuits and included in the Company's results of operations for the second quarter of 1994 is a provision of $3.5 million representing the cost of the settlement plus an estimate for related legal fees and other costs. On October 20, 1994, the Superior Court of California, County of Fresno, gave preliminary approval to the settlement in so far as it relates to the class action pending in that court (Ponder v. Gottschalks; filed April 30, 1993). In accordance with the terms of the settlement agreement, the derivative action pending in the Superior Court of California, County of Fresno (Ponder v. Ernst & Young; filed May 11, 1993) and the class action pending in the United States District Court for the Northern District of California, (Annoni v. Gottschalks; filed July 15, 1993) were dismissed on October 21, 1994 and on November 4, 1994, respectively, subject, in each case, to the Superior Court's final approval of the class action settlement.
Notice of the settlement has been given to class members and a hearing concerning final approval of the settlement is anticipated in the first quarter of 1995.

F&N Acquisition Corporation ("F&N") obtained a partial summary judgment against the Company on April 22, 1993 for breach of an agreement to purchase a former Frederick and Nelson store location in Spokane, Washington. The partial summary judgment was subsequently affirmed in September 1993. The Company was ordered to pay F&N damages of $3.0 million plus accrued interest from the date of the judgment, and amounts payable under the judgement were fully accrued as of January 29, 1994. On November 21, 1994, the United States Court of Appeals for the Ninth Circuit reversed the partial summary judgment awarded to F&N and remanded the matter to the Bankruptcy Court for further proceedings. The Company is continuing to pursue the matter vigorously.

On June 3, 1994, an additional complaint was filed against the Company by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick & Nelson store was located. The complaint seeks damages suffered by the mall due to the Company's failure to purchase and assume the Frederick & Nelson store lease. Inasmuch as the outcome of the Sabey lawsuit cannot presently be determined, no provision for any loss that may result upon its resolution has been made in the financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND   RESULTS OF
OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and results of operations for the periods presented in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

Thirteen Weeks Ended October 29, 1994 Compared To Thirteen Weeks Ended October 30, 1993

The Company recorded a net loss of $568,000 in the third quarter of 1994 as compared to $1,768,000 in the third quarter of 1993. Prior to income taxes and unusual items, the operating loss was $859,000 in the third quarter of 1994 as compared to $1,383,000 in the third quarter of 1993. The reduction in the operating loss of $524,000 was primarily the result of an increase in sales volume, an improved gross margin and higher service charge income associated with the Company's customer credit cards. These factors were partially offset by an increase in selling, general and administrative expense as a percent of net sales.

The net loss in the third quarter of 1993 includes unusual items totalling $1,424,000. As discussed more fully in Note 6 to the condensed consolidated financial statements, the unusual items in the third quarter of 1993 consisted primarily of legal fees incurred in connection with the government's investigation of a tax deduction on the Company's 1985 Federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission and related stockholder litigation. These matters were substantially concluded prior to the third quarter of 1994, and no such costs were incurred during the third quarter of 1994. Management does not anticipate that any additional costs related to these matters that may be incurred will be material to the operating results of the Company.
The following table sets forth
for the periods indicated certain items from the Company's consolidated statements of operations, expressed as a percent of net sales:

                                    Third Quarter   Third Quarter
                                         1994            1993
Net sales                               100.0%          100.0%
Service charges and other income          2.8             2.7
                                        102.8           102.7
Costs and Expenses:
  Cost of sales                          66.1            67.3
  Selling, general and
    administrative expenses              33.1            32.4
  Depreciation and amortization           1.8             1.8
  Interest expense                        2.9             3.0
  Provision for unusual items                             1.9
                                        103.9           106.4
LOSS BEFORE INCOME TAX BENEFIT           (1.1)           (3.7)

  Income tax benefit                     (0.4)           (1.4)

NET LOSS                                 (0.7)%          (2.3)%

Net sales increased $3.1 million to $78.8 million in the third quarter of 1994 as compared to $75.7 million in the third quarter of 1993, an increase of 4.1%. This increase is attributable to a 3.6% increase in comparable store sales resulting from strong retail activity and improved economic conditions in certain of the Company's market areas and additional sales related to the new stores in Redding and Oakhurst, California not open during the entire third quarter of the prior year. These increases were partially offset by lower sales resulting from the closure of the Company's clearance center in January 1994.

Service charges and other income increased to $2.3 million in the third quarter of 1994 as compared to $2.0 million in the third quarter of 1993. Service charges associated with the Company's customer credit cards increased to $2.0 million in the third quarter of 1994 as compared to $1.9 million in the third quarter of 1993, an increase of 5.3%. This increase resulted from a 4.2% increase in the Company's credit card sales as a percent of total sales during the period, primarily as a result of the success of the Company's Instant Credit program, and late charge fees on delinquent customer credit card accounts not assessed in the third quarter of the prior year. Other income increased $200,000 in the third quarter of 1994 as compared to the third quarter of 1993. This increase is primarily attributable to additional rental income realized through the Company's partnership investment in its corporate headquarters building as a result of leasing previously unoccupied space.

Cost of sales increased to $52.1 million in the third quarter of 1994 as compared to $51.0 million in the third quarter of 1993, an increase of 2.3%. The Company's gross margin percent increased to 33.9% in the third quarter of 1994 as compared to 32.7% in the third quarter of 1993. The increase in gross margin percent resulted from the increase in sales volume and was partially offset by an increase in promotional markdowns as a percent of net sales.

Selling, general and administrative expenses increased to $26.1 million in the third quarter of 1994 as compared to $24.6 million in the third quarter of 1993, an increase of 6.4%. As a percent of net sales, selling, general and administrative expenses increased to 33.1% in the third quarter of 1994 as compared to 32.4% in the third quarter of 1993. This increase as a percent of net sales occurred primarily as a result of an increase in payroll and related costs and higher advertising and other promotional costs during the quarter. These increases were partially offset by continued focus on expense control measures throughout the Company and through the benefit of interim experience adjustments resulting in a reduction to required workers' compensation claim reserves.

Depreciation and amortization expense increased to $1.4 million in the third quarter of 1994 as compared to $1.3 million in the third quarter of 1993, an increase of 3.2%. As a percent of net sales, depreciation and amortization expense remained unchanged in the third quarters of 1994 and 1993. The Company expects to continue to realize increases in depreciation expense and amortization of store pre-opening costs in the fourth quarter of 1994 and throughout fiscal 1995 as a result of completing and opening new stores in Oakhurst and Sacramento,
California in October and November, 1994, respectively, and from the five additional planned store openings in 1995.

Interest expense remained unchanged at $2.3 million in the third quarters of
1994
and 1993. As a percent of net sales, interest expense decreased to 2.9% in the third quarter of 1994 as compared to 3.0% in the third quarter of 1993. The decrease as a percent of net sales resulted from reduced borrowings on the line of credit resulting from the application of proceeds from the securitization and sale of the Company's receivables and lower amortization of loan fees applicable to certain of the Company's short and long-term credit facilities that were refinanced in March 1994. These decreases were partially offset by an increase in the interest rate charged on outstanding borrowings under the Company's line of credit facilities from 6.125% to 7.0% in the third quarter of 1993 to a weighted average interest rate of 7.9% in the third quarter of 1994, and from additional interest expense related to the Fixed Base Certificates sold in connection with the receivables securitization program.

The Company accounts for income taxes in accordance with Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The interim effective tax rate, (a credit of (34.0%) in the third quarter of 1994 as compared to a credit of (37.0%) in the third quarter of 1993), represents the Company's best estimate of the annual effective tax rate for the fiscal year. The reduction in the estimated effective tax rate from the prior year reflects the impact of statutory annual limitations to state net operating loss carryforwards.

Thirty-Nine Weeks Ended October 29, 1994 Compared to Thirty-Nine Weeks Ended October 30, 1993

The Company recorded a net loss of $6,894,000 in the first three quarters of
1994
as compared to $7,804,000 in the first three quarters of 1993. Prior to income taxes and unusual items, the operating loss was $6,611,000 in the first three quarters of 1994 as compared to $9,848,000 in the first three quarters of 1993. The reduction in the operating loss of $3,237,000 was primarily the result of an increase in sales volume, an improved gross margin, higher service charge income associated with the Company's customer credit cards and a reduction in selling, general and administrative expense as a percent of net sales. These factors were partially offset by increased interest expense during the period.

The net loss in the first three quarters of 1994 and 1993 includes unusual items totalling $3,833,000 and $2,540,000, respectively. As discussed more fully in
Note 6 to the condensed consolidated financial statements, the unusual items in the first three quarters of 1994 includes a provision for $3.5 million representing the cost of the settlement of stockholder litigation pending against the Company and related legal fees and other costs. Additional unusual items in the first three quarters of 1994 and the unusual items in the first three quarters of 1993 consist primarily of legal fees incurred in connection with the government's investigation of a tax deduction on the Company's 1985 Federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission and related stockholder litigation. These matters were substantially concluded as of the second quarter of 1994, and management does not anticipate that any additional costs related to these matters that may be incurred will be material to the operating results of the Company. The following table sets forth for the periods indicated certain items from the
Company's consolidated statements of operations, expressed as a percent of net sales:

                                     Three Quarters  Three Quarters
                                         1994            1993
Net sales                               100.0%         100.0%
Service charges and other income          3.0            3.0
                                        103.0          103.0
Costs and Expenses:
  Cost of sales                          67.8           68.3
  Selling, general and
    administrative expenses              33.1           34.5
  Depreciation and amortization           1.8            2.0
  Interest expense                        3.1            2.7
  Provision for unusual items             1.7            1.2
                                        107.5          108.7

LOSS BEFORE INCOME TAX BENEFIT           (4.5)          (5.7)

  Income tax benefit                     (1.5)          (2.1)

NET LOSS                                 (3.0)%         (3.6)%


Net sales increased $11.8 million to $229.6 million in the first three quarters of 1994 as compared to $217.8 million in the first three quarters of 1993, an increase of 5.4%. This increase is attributable to a 5.1% increase in comparable store sales resulting from strong retail activity and improved economic conditions in certain of the Company's market areas and additional sales related to the new stores in Hanford, Redding and Oakhurst, California not open during the entire first three quarters of the prior year. These increases were partially offset by lower sales resulting from the closure of the Company's clearance center in January 1994.

Service charges and other income increased to $7.0 million in the first three quarters of 1994 as compared to $6.5 million in the first three quarters of 1993.
Service charges associated with the Company's customer credit cards increased to $6.4 million in the first three quarters of 1994 as compared to $6.0 million in the first three quarters of 1993, an increase of 6.7%. This increase resulted from a 4.2% increase in the Company's credit card sales as a percent of net sales during the period, primarily as a result of the success of the Company's Instant Credit program, and late charge fees on delinquent customer credit card accounts not assessed during the first three quarters of the prior year. Other income increased $100,000 in the first three quarters of 1994 as compared to the first three quarters of 1993. This increase is primarily attributable to additional rental income realized through the Company's partnership investment in its corporate headquarters building as a result of leasing previously unoccupied space and interest income on income tax refunds, partially offset by a $200,000 loss recognized in connection with the receivables securitization program.

Cost of sales increased to $155.8 million in the first three quarters of 1994 as compared to $148.7 million in the first three quarters of 1993, an increase of 4.8%. The Company's gross margin percent increased to 32.2% in the first three quarters of 1994 as compared to 31.7% in the first three quarters of 1993. This increase in gross margin percent resulted from the increase in sales volume and was partially offset by an increase in promotional markdowns as a percent of net sales.

Selling, general and administrative expenses increased to $76.1 million in the first three quarters of 1994 as compared to $75.2 million in the first three quarters of 1993, an increase of 1.2%. As a percent of net sales, selling, general and administrative expenses decreased to 33.1% in the first three quarters of 1994 as compared to 34.5% in the first three quarters of 1993. This decrease as a percent of net sales occurred as a result of an increase in sales volume, a reduction in payroll and related costs through the restructuring of the
Company's sales, buying and support staff, and continued focus on expense control measures throughout the Company. The Company also realized the benefit of interim experience adjustments resulting in a reduction to required workers' compensation claim reserves. These factors were partially offset by an increase in advertising and other promotional costs to stimulate sales.

Depreciation and amortization expense decreased to $4.1 million in the first three quarters of 1994 as compared to $4.4 million in the first three quarters of 1993, a decrease of 6.6%. As a percent of net sales, depreciation and amortization expense decreased to 1.8% in the first three quarters of 1994 as compared to 2.0% in the first three quarters of 1993. This decrease as a percent of net sales resulted primarily from an increase in sales volume and a decrease in the amortization of pre-opening costs related to the Company's new stores. The Company expects to realize an increase in deprecation expense and amortization of store pre-opening costs in the fourth quarter of 1994 as a result of completing and opening new stores in Oakhurst and Sacramento, California in October and November, 1994, respectively, and from the five additional planned store openings in 1995.

Interest expense increased to $7.2 million in the first three quarters of 1994 as compared to $5.9 million in the first three quarters of 1993, an increase of 22.3%. As a percent of net sales, interest expense increased to 3.1% in the first three quarters of 1994 as compared to 2.7% in the first three quarters of 1993. These increases related to an increase in the interest rate charged on outstanding borrowings under the Company's line of credit facility from 6.125% to 7.0% during the first three quarters of 1993 to a weighted average interest rate of 7.4% during the first three quarters of 1994, additional interest expense related to the Fixed Base Certificates sold in connection with the receivables securitization program and additional amortization of loan fees applicable to certain of the Company's short and long-term credit facilities that were refinanced in March 1994. These increases were partially offset by reduced borrowings on the line of credit arrangement resulting from the application of proceeds from the securitization and sale of the Company's receivables in March
 1994.

The Company accounts for income taxes in accordance with Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The interim effective tax rate (a credit of (34.0%) in the first three quarters of 1994 as compared to a credit of (37.0%) in the first half of 1993), represents the Company's best estimate of the annual effective tax rate for the fiscal year. The reduction in the estimated effective tax rate from the prior year reflects the impact of statutory annual limitations to state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Accounts receivable, excluding amounts held for securitization and sale at January 29, 1994, decreased to $12.7 million at October 29, 1994 from $25.4 million at January 29, 1994. This decrease of $12.7 million is primarily due to the seasonal nature of the Company's business. Receivables are at their highest level following the Christmas selling season and gradually decline throughout the following months as customers repay outstanding balances. Compared to the end of the third quarter of 1993, accounts receivable decreased $39.4 million from $52.1 million. This decrease resulted from the securitization and sale of $40.0 million of the Company's customer credit card receivables through the issuance of the Fixed Base Certificates under the asset-backed securitization program in March 1994.

Merchandise inventories increased to $105.4 million at October 29, 1994 from $60.5 million at January 29, 1994. This increase of $44.9 million is also primarily attributable to seasonality in that inventories are at their lowest level following the Christmas selling season and steadily increase in the following months. Compared to the end of the third quarter of 1993, inventories increased $14.0 million from $91.4 million. A portion of this increase relates to the receipt of several large shipments of inventories for the Christmas selling season in October of 1994 as compared to November of the prior year. The increase also relates to additional inventories for new stores in Oakhurst and Sacramento, California, not open in the third quarter of the prior year.

Working capital decreased to $27.3 million at October 29, 1994 from $32.1 million
at January 29, 1994. The Company's current ratio decreased to 1.25:1 at October 29, 1994 from 1.30:1 at January 29, 1994. The decrease in working capital and the current ratio is primarily the result of the securitization and sale of $40.0 million of the Company's customer credit card receivables in March 1994, and was partially offset by reduced borrowings on the Company's line of credit and other long-term obligations classified as current at January 29, 1994 from the application of proceeds from the receivables securitization program.

Additions to property and equipment were $2.4 million in the first three quarters
of 1994 as compared to $4.7 million in the first three quarters of 1993. Significant additions in the first three quarters of 1994 included $1.2 for the construction, fixturing and remodeling costs associated with new stores opened in Oakhurst and Sacramento, California in 1994 and for the five new stores expected to be opened in 1995, $200,000 for new fixtures and the remodel of certain of the Company's existing store locations and $345,000 for the purchase of new computer communication equipment and new payroll software package. Significant additions in the first three quarters of 1993 included $3.5 million for the construction and fixturing of the new store in Hanford, California, $200,000 for the remodel of certain of the Company's existing store locations and
$400,000 for the purchase of new computer communications equipment in each of the
Company's store locations. During the first three quarters of 1994, the Company sold its mainframe computer and a software package for its net book value of $1.5 million and subsequently leased the equipment, the software and an upgrade to the mainframe back under an operating lease. There were no significant sales of property and equipment during the first three quarters of 1993.

As discussed more fully in Note 3 to the condensed consolidated financial statements, the Company entered into an asset-backed securitization program on March 30, 1994. Under the program, accounts receivable arising under the Company's private label customer credit card are automatically sold, without recourse, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"). On March 30, 1994, GCC Trust issued $40.0 million 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates) to third-party investors and also issued a Subordinated Certificate and an Exchangeable Certificate to GCRC, representing GCRC's retained interest in those receivables. Interest on the Fixed Base Certificates is payable on a monthly basis and the outstanding principal balance is to be repaid in equal monthly installments commencing September 1998 and through September 1999, through the application of finance charge collections during that period.

The $40.0 million proceeds from the initial securitization and sale of the receivables were used to repay outstanding borrowings under a pre-existing line of credit and long-term credit facility and to pay certain costs related to the securitization transaction. Subsequent to March 30, 1994 and through October 29,
1994, the Company sold an additional $82.7 million of receivables to GCRC under the program, at a discount of 1%, and certain of these receivables were subsequently conveyed to GCC Trust. Aggregate proceeds from such sales, amounting to $81.7 million, were used to fund working capital requirements of the
Company.

On September 16, 1994, GCC Trust also issued a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million from GCC Trust to Bank Hapoalim. The Variable Base Certificate, representing certain receivables held by GCC Trust (excluding receivables underlying the Fixed Base Certificate and GCRC's retained interest), was issued as collateral for a revolving line of credit financing arrangement with Bank Hapoalim that will provide the Company with borrowings of up to a maximum of $15.0 million through March 1997. Interest on outstanding borrowings on the line of credit with Bank Hapoalim is charged at a rate of LIBOR plus 1.0%, not to exceed a maximum of 12.0% (6.0% at October 29, 1994) and borrowings are restricted by the outstanding principal balance of receivables underlying the Variable Base Certificate. Borrowings against the Variable Base Certificate were restricted to $700,000 at October 29, 1994, however, by mid-December 1994, receivables underlying the Variable Base Certificate had increased to sufficient levels to provide for borrowings of up to $15.0 million on the line of credit. Because the outstanding principal balance of such receivables are subject to seasonal variations, the amount available for borrowings against the Variable Base Certificate will be the highest during the Christmas selling season and will generally decline thereafter. At October 29, 1994, $700,000 was outstanding under the line of credit arrangement with Bank Hapoalim.

The Company also has a revolving line of credit arrangement with Barclays Business Credit, Inc., ("Barclays"), which provides for borrowings of up to $35.0 million through March 30, 1997, ($45.0 million during the period of November 2, 1994 through December 15, 1994). Borrowings under the Barclays line of credit arrangement are limited to a restrictive borrowing base, which was in excess of $35.0 million at October 29, 1994. The arrangement requires the Company to repay all outstanding borrowings on the line of credit for thirty consecutive days during the period of December 1 through January 31 of each year and provides for interest to be charged on outstanding borrowings at a rate equal to LIBOR plus 3.0% (8.0% at October 29, 1994). At October 29, 1994, $28.5 million was outstanding under the line of credit arrangement with Barclays.

The line of credit arrangements with Barclays and Bank Hapoalim potentially provide the Company with total borrowings of up to $50.0 million ($60.0 million from November 2, 1994 through December 14, 1994) through March 30, 1997. The Company also has a short and long-term loan facility with Wells Fargo Bank, N.A. ("Wells Fargo"). The short-term loan, extended to April 30, 1995, has an outstanding balance of $5.0 million at October 29, 1994 and bears interest at a rate ranging from 10 1/2% to 11%. The long-term loan, due June 30, 1996, has a total outstanding loan balance of $18.3 million at October 29, 1994 and bears interest at a rate of 10 1/2% at October 29, 1994, increasing 1/4% per quarter thereafter to a maximum of 12%.

In connection with the arrangements with Wells Fargo and Barclays, the Company agreed to enter into additional long-term financing arrangements and use the proceeds of such arrangements to repay the outstanding balance of the short-term obligation with Wells Fargo and to reduce outstanding indebtedness with Barclays by $5.0 million. During the third quarter of 1994, Barclays and Wells Fargo agreed to extend the repayment of these amounts to April 1, 1995 and April 30, 1995, respectively. The Company intends to use the proceeds of the long-term financing arrangements discussed more fully below, to repay these amounts pursuant to the provisions of the respective arrangements.

As described more fully in the Company's Annual Report on Form 10-K for the year ended January 29, 1994, the loan agreements with Barclays and Wells Fargo contain various restrictive covenants. During the third quarter ended October 29, 1994, Barclays agreed to revise certain of the covenants and Wells Fargo agreed to waive its rights with respect to defaults of certain of the covenants arising out of capital expenditures and disposals for the remainder of fiscal 1994. The Company is in compliance with all applicable restrictive loan covenants, as revised, at October 29, 1994. Barclay's has also agreed to shorten the period the Company will be required to reduce outstanding borrowings on the line of credit to zero from thirty consecutive days during the period of December 1, 1995 through January 31, 1995 to seven consecutive days during this period. Management believes that proceeds expected to be provided from the line of credit with Bank Hapoalim and a portion of the proceeds to be received from the Heller financing arrangement, together with a seasonal increase in internally generated funds during the Christmas selling season, will provide the Company with adequate cash resources to meet this requirement.

On November 30, 1994, the Company reached an agreement with Heller Financial Inc., ("Heller"), that will provide the Company with a seven-year financing arrangement for $6.7 million through the mortgage of the real property, furniture, fixtures and equipment located at its department store in Hanford, California. The mortgage is to be repaid in monthly installments of a fixed principal amount and interest at a rate to be determined upon funding of the loan. The rate is currently expected to be approximately 10.5%. The Company intends to use the proceeds of the arrangement, expected to be received by the end of December 1994, first to repay a portion of the outstanding balance of the short-term obligation with Wells Fargo, and then to reduce outstanding indebtedness on the Barclay's line of credit.

Management anticipates finalization of another long-term financing arrangement with a financial institution providing for the mortgage of the real property, furniture, fixtures and equipment of two of its department stores prior to the end of fiscal 1994. Proceeds from this arrangement are expected to be in excess of $10.0 million and management intends to use the proceeds first to pay-off the remainder of the short-term obligation with Wells Fargo, prior to its maturity, and then to reduce outstanding borrowings on the Barclays line of credit.


The Company opened a new 190,000 square foot store in Sacramento, California in November 1994, and in 1995 intends to open a new 204,000 square foot store in San
Bernardino, California, a new 150,000 square foot store to replace its smaller existing store location in Visalia, California, a new 56,000 square foot store in Carson City, Nevada, a new 40,000 square foot store in Auburn, California and a new 100,000 square foot store in Tracy, California. The estimated cost to open the new stores, net of amounts to be contributed by mall owners or developers of certain of the projects, is approximately $4.2 million. The Company expects that cash generated from operations will be sufficient to fund its planned store openings.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As described more fully in the Company's Annual Report on Form 10-K for the year ended January 29, 1994, the Company has been a party to three civil lawsuits related to an income tax deduction on the Company's 1985 federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission. On August 26, 1994, the Company announced its agreement to settle all aspects of those lawsuits. The principal terms of the settlement are described in the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994. On October 20, 1994, the Superior Court of California, County of Fresno, gave preliminary approval to the settlement in so far as it relates to the class action pending in that court (Ponder v. Gottschalks; filed April 30, 1993). In accordance with the terms of the settlement agreement, the derivative action pending in the Superior Court of California, County of Fresno (Ponder v. Ernst & Young; filed May 11, 1993) and the class action pending in the
United States District Court for the Northern District of California, (Annoni v. Gottschalks; filed July 15, 1993) were dismissed on October 21, 1994 and on November 4, 1994, respectively, subject, in each case, to the Superior Court's final approval of the class action settlement. Notice of the settlement has been given to class members and a hearing concerning final approval of the settlement is anticipated in the first quarter of 1995.

As described in the Company's previous periodic reports, the Company is a defendant in a lawsuit filed in the United States Bankruptcy Court for the Western District of Washington in October 1992 by Frederick and Nelson Acquisition Corp. ("F&N"). In the lawsuit, F&N seeks damages arising out of the
Company's alleged breach of an agreement to purchase a former F&N store location in Spokane, Washington. On November 21, 1994, the United States Court of Appeals for the Ninth Circuit reversed the Bankruptcy Court's grant of summary judgment to F&N and remanded the matter to the Bankruptcy Court for further proceedings. The Company's financial statements include an accrual of all amounts that would have been payable with respect to the Bankruptcy Court's award of summary judgment to F&N through January 29, 1994.

As noted in the Company's Quarterly Report on Form 10-Q for the period ended
July
30, 1994, an additional complaint was filed on June 3, 1994 against the Company in the United States District Court for the Western District of Washington by Sabey Corporation ("Sabey"), the owner of the mall in which the F&N store is located. The complaint seeks damages allegedly suffered by the mall due to the Company's failure to purchase and assume the F&N lease. Inasmuch as the outcome of the Sabey lawsuit cannot presently be determined, no provision for any loss that may result upon its resolution has been made in the financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed pursuant to the requirements        of
Item 601 of Regulations S-K:

Exhibit No.         Description

   10.73 Amendment No. 1 to Pooling and Servicing Agreement dated as of September 16, 1994, by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company

   10.74 Amended and Restated Series 1994-1 Supplement to Pooling and Servicing Agreement dated as of September 16, 1994, by and among Gottschalks Credit Receivables Corporation, Gottschalks
                    Inc. and Bankers Trust Company

   10.80 Waiver Agreement dated November 23, 1994, by and among Gottschalks Credit Receivables Corporation,
                    Gottschalks Inc. and Bankers Trust Company

 10.81 First Amendment to 1994 Amended and Restated Credit Agreement dated August 26, 1994, by and between Gottschalks Inc. and Wells Fargo Bank, N.A.

 10.82 Waiver Agreement dated October 21, 1994, by and between Gottschalks Inc. and Wells Fargo Bank, N.A.

 10.83              New Term Loan Maturity Date Extension dated November
                    15, 1994, by and between Gottschalks Inc. and Wells Fargo Bank, N.A.

 10.84 Second Amendment to Loan and Security Agreement dated October 12, 1994, by and between Gottschalks Inc. and Barclays Business Credit, Inc.

(b)   The Company did not file a Current Report on Form 8-K              during
the thirteen week period ended October 29, 1994.

                             SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Gottschalks Inc.
                            (Registrant)





  December 13, 1994
 s/Joseph W. Levy
(Joseph W. Levy, Chairman
 and Chief Executive Officer)




  December 13, 1994
 s/Alan A. Weinstein
(Alan A. Weinstein, Senior Vice
 President and Chief Financial Officer)