Form 10-K
period 1995-01-28
GOTTSCHALKS INC
filed 1995-04-27
CIK 790414

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-K



[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For The Fiscal Year Ended   January 28, 1995
                                 or
[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (No Fee Required)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 31, 1995:
Common Stock, $.01 par value:  $47,471,000

On March 31, 1995 the Registrant had outstanding 10,416,520 shares of Common Stock.

Documents Incorporated By Reference: Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 22, 1995, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.


                               PART I


Item 1.        BUSINESS

GENERAL

     Gottschalks Inc. and its subsidiaries (collectively, the "Company") consists of Gottschalks Inc., its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and Gottschalks Credit Card Master Trust ("GCC Trust"). Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, consisting of thirty-two "Gottschalks" department stores and twenty-four "Village East" specialty stores (1). The Company's stores are located primarily in non-major metropolitan cities throughout California, and in Oregon, Washington and Nevada. As described more fully in Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and
Results of Operations--Liquidity and Capital Resources", GCRC and GCC Trust were formed in 1994 in connection with a receivables securitization program.

     Gottschalks department stores typically offer brand-name fashion apparel, shoes and accessories for men, women and children, cosmetics, jewelry, china, housewares, home appliances and furnishings, electronics and other goods. The Company's Village East specialty stores offer apparel for larger women. The Company's stores carry primarily moderately priced brand-name merchandise, complemented with a mix of higher and budget priced merchandise. The Company services all of its stores, including its store locations outside California, from a 420,000 square foot distribution facility centrally located in Madera, California. The Company's business activities have been directed for over 90 years by continuous family management since it was founded by Emil Gottschalk in 1904.
________________________

(1) As of April 1995.


     Merchandising and Promotion Strategy. The Company's merchandising strategy is directed at offering and promoting nationally advertised brand-name merchandise recognized by its customers for style and value. The Company's inventory emphasizes a broad range of brand-names including Estee Lauder, Lancome, Liz Claiborne, Carole Little, Evan Picone, Calvin Klein, Ralph Lauren, Guess, Levi Strauss and Sony. The Company's stores also carry private-label merchandise purchased through Frederick Atkins, Inc., ("Frederick Atkins"), a national association of major retailers which provides its members with group purchasing opportunities. The Company offers a wide selection of fashion apparel and other merchandise in an extensive range of styles, sizes and colors for all members of the family.

     The following table sets forth for the periods indicated a summary of the Company's sales by division, expressed as a percent of net sales:

                           1990    1991    1992   1993    1994
Cosmetics & Accessories... 15.4%   15.7%   16.2%  16.5%   16.6%
Women's Clothing (1)...... 18.3    17.3    17.1   16.5    16.1
Mens' Clothing............ 12.4    12.8    13.2   13.6    13.9
Housewares, Luggage &
  Stationary.............. 12.4    12.3    11.0   10.7    10.9
Domestics.................  8.5     9.0     6.7    7.1     8.1
Women's Dresses, Coats
  & Lingerie..............  8.5     8.7     8.6    7.8     7.9
Shoes & Other Leased
  Departments.............  6.9     6.6     7.1    7.4     7.1
Junior's Clothing.........  7.1     7.1     7.2    7.0     6.3
Electronics & Furniture...  3.8     3.6     6.0    5.8     5.6
Children's Clothing.......  4.2     4.3     4.1    4.9     4.9
Village East..............  2.5     2.6     2.8    2.7     2.6
                         100.0%  100.0%  100.0% 100.0%  100.0%

_____________________

(1) Net sales includes sales applicable to the Company's Petites West specialty stores which were discontinued in 1991. Such sales totalled 0.6% of net sales in 1991 and 1.4% of net sales in 1990.

      The Company's merchandising activities are conducted from its corporate offices in Fresno, California by its buying division consisting of an Executive Vice President/General Merchandise Manager, 3 general merchandise managers, 9 divisional merchandise managers, 48 buyers and 35 assistant buyers. Management believes the continuity and experience of its buying division, combined with the Company's long and continuous presence in its primary market areas, enhances its ability to evaluate and respond quickly to emerging fashion trends and changing consumer preferences in its market areas. In addition to providing the Company with group purchasing opportunities, the Company's membership in Frederick Atkins also provides its buying division with current information about marketing and emerging fashion trends.

     The Company's overall merchandising strategy includes the development of monthly, seasonal and annual merchandising plans for each division, department and store. Management monitors sales and gross margin performance and inventory levels against the plan on a daily basis. The merchandising plan is designed to be flexible in order to allow the Company to respond quickly to changing consumer preferences and opportunities presented by individual item performance in the stores. The Company's buying division and store management meet frequently to ensure the Company's merchandising program is executed efficiently at the store level. Management has devoted considerable resources towards enhancing the Company's merchandise-related information systems. (See Part I, Item I, "Business--Information Systems.")

     Each of the Company's stores carry substantially the same merchandise, but in different mixes according to individual market demands. Management believes that well-stocked stores and frequent promotional sales contribute significantly to sales volume. In connection with its efforts to increase sales per selling square foot and improve gross margins, the Company has continued to reallocate selling floor space to higher profit margin items and narrow and focus its merchandise assortments. In 1993, the Company closed its clearance center as part of its cost-savings program and now liquidates slow-moving merchandise through its existing stores.

     The Company commits considerable resources to advertising, using a combination of media types which it believes to be most efficient and effective by market area, including newspapers, television, radio, direct mail and catalogs. The Company is a major purchaser of television advertising time in its primary market areas. In addition to seasonal promotions, the Company uses frequent storewide sales events to highlight brand-name merchandise and promotional prices. The Company also uses direct marketing techniques to access niche markets by sending mailings to its credit card holders and, through its computer data base, generating specific lists of customers who may be most responsive to specific promotional mailings. In addition, the Company conducts a variety of special events including fashion shows, bridal shows and wardrobing seminars in its stores and in the communities in which they are located to convey fashion trends to its customers. The Company receives reimbursement for certain of its promotional activities from certain of its vendors. Management has continued to focus on enhancing its information systems in order to increase the effectiveness of its promotion strategy. (See Part I, Item I, "Business--Credit Policy" and "Business--Information Systems.")

     The Company's stores experience seasonal sales and earnings patterns typical of the retail industry. Peak sales occur during the Christmas, back-to-school, and Easter seasons. The Company generally increases its inventory levels and sales staff for these seasons. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Seasonality."

     Purchase of Merchandise. The Company's membership in Frederick Atkins, a national association of major retailers, provides it with group purchasing opportunities. In 1994, the Company purchased approximately 4.5% of its merchandise from Frederick Atkins. The Company also purchases merchandise from numerous other suppliers. Excluding purchases from Frederick Atkins, the Company's ten largest suppliers in 1994 were Estee Lauder, Inc., Levi Strauss & Co., Liz Claiborne, Inc., Cosmair, Inc., Sony Corporation of America, Lee Company, Saint Tropez West, Zenith Distributing Corporation, Calvin Klein Cosmetics and All-That-Jazz. Purchases from those vendors accounted for approximately 20.2% of the Company's total purchases in 1994. Management believes that alternative sources of supply are available for each category of merchandise it purchases.

     Store Expansion and Remodeling. The Company's store expansion policy is to achieve consistent, well-controlled long-term growth. The Company has historically avoided expansion into major metropolitan areas, preferring instead to concentrate on secondary cities where management believes there is a strong demand for nationally advertised brand-name merchandise. The Company has also continued to invest in the renovation and refixturing of its existing store locations in order to maintain and improve market share in those market areas.

     The following table presents selected data regarding the Company's expansion for the fiscal years indicated:

Stores open at
  year-end (1):      1990        1991        1992        1993         1994

  Gottschalks         22          23          25          27           29

  Village East        18          21          22          23           24

    TOTAL             40          44          47          50           53

  Gross store
   square
    footage       1,827,500   1,904,200   2,092,900   2,202,300   2,425,000

(1) The number of stores does not include the Company's clearance center (opened
- -1988, closed - 1993) or the Company's former Petites West specialty store chain (closed - 1991).
______________________

     Since the Company's initial public offering in 1986 and through 1994, the Company has constructed or acquired twenty-one of its twenty-nine Gottschalks department stores, including four junior satellite stores of less than 30,000 square feet each. During this period the Company also opened eighteen of its twenty-four Village East specialty stores. Gross store square footage added during this period was approximately 1.8 million square feet, resulting in over
2.4 million total Company gross square feet.

     In 1994, the Company opened its twenty-eighth and twenty-ninth
Gottschalks stores in Oakhurst and Sacramento, California, and its twenty-fourth Village East specialty store in Sacramento, California. The Company opened three new Gottschalks stores in early 1995 in Auburn and San Bernardino, California and in Carson City, Nevada. The Company also intends to open one additional new Gottschalks store in Tracy, California, and one new Gottschalks store in Visalia, California, as a replacement for an existing store in that location, by the end of 1995. The Company is continuing efforts to expand its operations into other states in the Western United States. In 1992, the Company opened its first Gottschalks stores outside California in Tacoma, Washington and Klamath Falls, Oregon, and in March 1995, opened a new Gottschalks store in Carson City, Nevada. The Company is considering additional department store locations outside California for 1996 store openings.

     The Company generally seeks prime locations in regional malls as sites for new department stores. The Company also seeks to open a Village East specialty store in each mall where a Gottschalks department store is located. In selecting new store locations, the Company considers the demographic characteristics of the surrounding area, the lease terms and other factors. The Company does not typically own its properties, although management would consider doing so if ownership were financially attractive. The Company has been able to minimize capital requirements associated with new store openings during the past several years through the negotiation of significant contributions from mall owners or developers of certain of the projects for tenant improvements, construction costs and fixtures and equipment. Such contributions have enhanced the Company's ability to enter into attractive market areas that are consistent with the Company's long-term expansion plans.

     Customer Service. In addition to merchandising and promoting brand-name merchandise, the Company seeks to offer to its customers a conveniently located and attractive shopping environment along with high levels of personal sales assistance not typically associated with major department stores. In Gottschalks stores, merchandise is displayed and arranged by department, with well-known designer and brand-names prominently displayed. Departments open onto main aisles, and numerous visual displays are used to maximize the exposure of merchandise to customer traffic. Village East specialty stores promote the image of style and fashion for larger women. Gottschalks stores also offer a wide assortment of merchandise for petites and are introducing larger mens sizes to certain store locations in 1995. The Company generally seeks to locate its stores in regional shopping malls which are centrally located to access a broad customer base. Twenty-seven of the Company's thirty-two Gottschalks stores, and all but two of its Village East specialty stores, are located in regional shopping malls.

     The Company's policy is to employ sufficient sales personnel to provide its customers with prompt, personal service. Sales personnel are encouraged to keep notebooks of customers' names, clothing sizes, birthdays, and major purchases, to telephone customers about promotional sales and to send thank-you notes and other greetings to their customers during their normal working hours. Management believes that this type of personal attention builds customer loyalty.
The Company stresses the training of its sales personnel and offers various financial incentives based on sales performance. The Company also offers opportunities for promotions and management training and leadership classes. Under its liberal return and exchange policy, the Company will accept, without question, a return or exchange of any merchandise that its stores stock. When appropriate, the Company returns the merchandise to its supplier.

     Distribution of Merchandise. The Company's distribution facility, designed and equipped to meet the Company's long-term distribution needs, enhances its ability to respond to customers' preferences. Completed in 1989, the
Company receives all of its merchandise at its 420,000 square foot distribution center in Madera, California. Currently, merchandise arriving at the distribution center is inspected, recorded by computer into inventory and tagged with a bar-coded price label. The Company generally does not warehouse apparel merchandise, but distributes it to stores promptly. The distribution center is centrally located to serve all of the Company's store locations, including its store locations outside California. Daily distribution enables the Company to respond quickly to fashion and market trends and ensure merchandise displays and store stockrooms are well stocked.

     As described more fully in Part I, Item I, "Business--Information Systems", management has continued to focus on reducing merchandise purchasing, handling and distribution costs, primarily through the adoption of new technology and new systems and procedures. Management also expects benefits to be realized in payroll, through the reduction of traditionally labor-intensive tasks, and other overhead costs of the Company as a result of the new technology and systems and procedures currently being implemented.

     Credit Policy. The Company issues its own credit card, which management believes enhances the Company's ability to generate and retain market acceptance and increase sales. As described more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources," the Company sold certain of its customer credit card receivables in March 1994 in connection with an asset-backed securitization program. The Company has continued to service and administer the receivables pursuant to the securitization program. The Company had 438,000 active credit accounts as of March 31, 1995 as compared to 319,000 as of March 31, 1994. Service charge revenues associated with the Company's customer credit cards were $8.9 million, $8.1 million, $8.6 million, $9.0 million, and $8.0 million in 1994,
1993, 1992, 1991 and 1990, respectively.

     The Company installed a new credit management software system in 1992 which improved all aspects of the Company's credit authorization, collection and billing process, in addition to enhancing the Company's ability to provide customer service. Combined with a new credit scoring system installed in 1993, the Company can process thousands of credit applications daily at a rate of approximately three minutes per application. In 1994, the Company also installed a new automated advanced call management system which has enhanced the Company's ability to manage the process of collecting delinquent customer accounts. The Company expects to complete the installation of an upgrade to its existing credit management system by mid-1995, which among other things, will enhance the Company's ability to access target markets with more sophisticated direct marketing techniques.

     The credit system upgrades have allowed management to implement new credit-related programs which have resulted in enhanced customer service and increased service charge revenues. In 1993, the Company implemented an "Instant Credit" program, through which credit application rates have more than doubled since its inception. The Company also initiated a "55-Plus" charge account program in 1993, which offers additional merchandise and service discounts to customers 55 years of age and older. In 1994, the Company initiated a "Gold Card" and "55-Plus Gold Card" program for customers who have a net minimum spending history on their charge accounts of $1,000 per year. Gold Card and 55-Plus Gold Card holders receive special services at a discount and receive an annual rebate certificate which can be applied towards future purchases of merchandise.

     The credit authorization process is centralized at the Company's corporate headquarters in Fresno, California. Credit is extended to applicants based on a scoring model. The Company's credit extension policy is nearly identical for instant and non-instant credit applicants. Applicants who meet pre-determined criteria based on prior credit history, occupation, number of months at current address, income level and geographic location are automatically assigned an account number and awarded a credit limit ranging from $300 to $2,000. Credit limits may be periodically revised. The Company's credit system also provides full on-line positive authorization lookup capabilities at the point-of-sale. Within seconds, each charge, credit and payment transaction is approved or referred to the Company's credit department for further review. Sales associates speed-dial the credit department for an approval when a transaction has been referred by the system.

     The Company offers credit to customers under several payment plans: the "Option Plan", under which the Company bills customers monthly for charges without a minimum purchase requirement, the "Time-Pay Plan", under which customers may make monthly payments for purchases of home furnishings, major appliances and other qualified items of more than $100, and the "Club Plan", under which customers may make monthly payments for purchases of fine china, silver, crystal and collectibles of more than $100. The Company also periodically offers special promotions to its credit card holders through which customers are given the opportunity to obtain discounts on merchandise purchases or purchase merchandise under special deferred billing and deferred interest plans. Finance charges are assessed on unpaid balances at a rate of 19.8% APR in all states, except Washington, which is assessed at a rate of 18.0% APR. A late charge fee on delinquent charge accounts is assessed at a rate of $5 per late payment occurrence.

     Information Systems. The Company has continued to invest in technology and systems improvements in its efforts to improve customer service and reduce inventory-related costs and operating costs. The Company's information systems include the latest IBM mainframe technology with capacity sufficient to meet the Company's long-term expansion plans. In addition to the mainframe computer, the Company runs multiple platforms with applications on mid-range, local area network and departmental levels. All of the Company's major information systems are computerized, including its merchandise, inventory, credit, payroll and financial reporting systems. The Company has installed approximately 2,000 computer terminals throughout its stores, corporate offices and distribution center. Every store processes each sales transaction through point-of-sale (POS) terminals that connect on-line with the Company's mainframe computer located at its corporate offices in Fresno, California. This system provides detailed reports on a real-time basis of current sales, gross margin and inventory levels by store, department, vendor, class, style, color, and size.

     Management has continued to focus on the enhancement of its merchandise-related systems in its efforts to control merchandise cost and shrinkage. In 1993, the Company implemented an automatic markdown system which has assisted in the more timely and accurate processing of markdowns and reduced inventory shortage resulting from paperwork errors. A price management system was installed in 1994 which management believes has improved the Company's POS price verification capabilities, resulting in fewer POS errors and enhanced customer service.

     Management has also focused on controlling costs related to the purchase, handling and distribution of merchandise, traditionally labor-intensive tasks, through the improvement of its merchandise-related information systems and the adoption of new technology. Management expects to implement a new merchandise management and allocation ("MMS") system in 1995, which is expected to enhance the Company's ability to allocate merchandise to stores more efficiently and make prompt reordering and pricing decisions. The new MMS system is also expected to provide enhanced merchandise-related information used by the Company's buying division in its analysis of market trends and specific item performance in stores. The Company has also continued its efforts to implement a variety of programs with its vendors, including an automatic replenishment inventory system for certain basic merchandise and an electronic data interchange ("EDI") system providing for on-line purchase order and charge-back entry. Such systems will automate certain merchandise purchasing processes. In early 1995, the Company completed the development of systems that will enable it to implement the use of universal product codes ("UPC") with vendors that also have developed the technology. Merchandise purchased from vendors that have UPC capabilities will arrive at the Company's distribution center already tagged with a bar-coded price label that can be translated by the Company's inventory systems, thus ready for immediate distribution to the stores.

     Management expects to realize benefits in payroll and other selling, general and administrative costs as a result of implementing the previously described systems. Other systems implemented by the Company in its efforts to control its selling, general and administrative costs include the following: (i) a new payroll system in 1994 which is expected to enhance the Company's ability to manage payroll-related costs, (ii) a new advertising management software system in early 1995 which is expected to enhance management's ability to measure individual item sales performance derived from a particular advertisement, and
(iii) an upgrade to the Company's existing credit management system, expected to be installed by mid-1995 (see Part I, Item I "Business--Credit Policy").

     Leased Departments. The Company currently leases the fine jewelry, shoe and maternity wear departments, custom drapery, certain of its restaurants and the beauty salons in its Gottschalks department stores. The independent operators supply their own merchandise, sales personnel and advertising and pay the Company a percentage of gross sales as rent. Management believes that while the cost of sales attributable to leased department sales is generally higher than other departments, the relative contribution of leased department sales to earnings is comparable to that of the Company's other departments because the lessee assumes substantially all operating expenses of the department. This allows the Company to reduce its level of selling, advertising and other general and administrative expenses associated with leased department sales. Leased department sales as a percent of total sales were 7.1%, 7.4%, 7.1%, 6.6% and 6.9% in 1994, 1993, 1992,
1991 and 1990, respectively. Gross margin applicable to the leased departments was 14.1%, 13.8%, 14.4%, 14.6% and 14.5% in 1994, 1993, 1992, 1991 and 1990,
respectively.

     Competition. The retail department store and specialty apparel businesses are highly competitive. The Company's stores compete with national, regional, and local chain department stores and specialty stores, some of which are considerably larger than the Company and have substantially greater financial and other resources. Competition has intensified in recent years as new competitors, including discount retailers and outlet malls, have entered the Company's primary market areas. The Company competes primarily on the basis of current merchandise availability, customer service, price and store location. The
Company's larger national and regional competitors have the ability to purchase larger quantities of merchandise at lower prices. Management believes its buying practices partially counteract this competitive pressure. Such practices include:
(i) the ability to accept smaller or odd-sized orders of merchandise from vendors than its larger competitors may be able to accept, (ii) the ability to structure its merchandise mix to more closely reflect the different regional, local and ethnic needs of its customers and (iii) the ability to react quickly and make opportunistic purchases of individual items. Management also believes that its knowledge of its primary market areas, developed over more than 90 years of continuous family management, and its focus on those markets as its primary areas of operations, give it an advantage that its competitors cannot readily duplicate. Many of the Company's competitors are national chains whose operations are not focused specifically on non-major metropolitan cities in the Western United States. One aspect of the Company's strategy is to differentiate itself as a home-town, locally-oriented store versus its more nationally focused competitors.

     Employees. As of January 28, 1995, the Company had 5,377 employees, of whom 1,168 were employed part-time (working less than 20 hours a week on a regular basis). The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. None of the Company's employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.

     To attract and retain qualified employees, the Company offers a 25% discount on most merchandise purchases, participation in a 401(k) Retirement Savings Plan to which the Company may make an annual discretionary contribution, vacation, sick and holiday pay benefits as well as health care, accident, death, disability, dental and vision insurance at a nominal cost to the employee and eligible beneficiaries and dependents. The Company also has a performance-based incentive pay program for certain of its officers and key employees and has stock option plans that provide for the grant of stock options to certain officers and key employees of the Company.

     Executive Officers of the Registrant. Information relating to the Company's executive officers is included in Part III, Item 10 of this report and is incorporated herein by reference.


Item 2.        PROPERTIES

     Corporate Offices and Distribution Center. The Company's corporate headquarters are located in an office building in Northeast Fresno, California, constructed in 1991 by a limited partnership of which the Company is the sole limited partner holding a 36% share of the partnership. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty year lease expiring in the year 2011. The Company has two consecutive ten year renewal options and receives favorable lease terms under the lease. (See Note 1 to the Consolidated Financial Statements). The Company believes that its current office space is adequate to meet its long-term office space requirements.

     The Company's distribution center, completed in 1989, was constructed and equipped to meet the Company's long-term merchandise distribution needs. The 420,000 square foot distribution facility is strategically located in Madera, California to service economically the Company's existing Western United States store locations and its projected future market areas. The Company leases the distribution facility from an unrelated party under a 20 year lease expiring in the year 2009, and has six consecutive five-year renewal options.

     Store Leases and Locations. The Company owns seven of its thirty-two Gottschalks stores and leases its remaining Gottschalks and Village East stores from unrelated parties. The store leases generally require the Company to pay either a fixed rent, rent based on a percentage of sales, or rent based on a percentage of sales above a specified minimum rent amount. Certain of the Company's leases also provide for rent abatements and scheduled rent increases over the lease terms. The Company is generally responsible for a pro-rata share of promotion, common area maintenance, property tax and insurance expenses under its store leases. On a comparative store basis, the Company incurred an average of $6.92, $6.80, $6.09, $6.00 and $5.87 per gross square foot in lease expense in 1994, 1993, 1992, 1991 and 1990, respectively, not including common area maintenance and other allocated expenses.

     Twenty-seven Gottschalks and all but two of the Village East stores, are located in regional shopping malls. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.




               The following table contains specific information about each of the Company's stores open as of the end of 1994:

                                               Expiration
                     Gross    Selling            Date of
                     Square    Square    Date    Current
                      Feet      Feet    Opened    Lease    Renewal Options
GOTTSCHALKS
Antioch............. 80,000    64,100   1989     N/A (1)       N/A
Aptos............... 11,200    10,200   1988     2004          None
Bakersfield:
  East Hills........ 74,900    63,300   1988     2009     6 five yr. opt.
  Valley Plaza...... 69,000    51,800   1987     1997(2)       None
Capitola............105,000    89,700   1990     N/A (1)       N/A
Chico............... 85,000    77,200   1988     2017     3 ten yr. opt.
Clovis..............101,400    94,500   1988     2018          None
Eureka.............. 96,900    69,300   1989     N/A (1)       N/A
Fresno:
  Fashion Fair...... 76,700    67,900   1970     2001          None
  Fig Garden........ 36,000    33,400   1983     2005          None
  Manchester........175,600   143,400   1979     2009     1 ten yr. opt.
Hanford............. 98,800    75,400   1993     N/A (1)       N/A
Klamath Falls....... 65,400    51,100   1992     2007     2 ten yr. opt.
Merced.............. 60,000    51,900   1983     2013          None
Modesto:
  Vintage Faire..... 89,600    67,100   1977     2008     4 five yr. opt.
  Century Center.... 62,300    59,300   1984     2013     1 ten yr. opt.
                                                               and
                                                          1 four yr. opt.
Oakhurst............ 25,600    21,600   1994     2005     4 five yr. opt.
                                                               and
                                                          1 six yr. opt.
Palmdale............114,900    93,100   1990     N/A (1)       N/A
Palm Springs........ 68,100    55,100   1991     2011     4 five yr. opt.
Sacramento..........194,400   144,900   1994     2014     5 five yr. opt.
San Luis Obispo..... 99,300    78,700   1986     N/A (1)       N/A
Santa Maria.........114,000    97,900   1976     2006     4 five yr. opt.
Scotts Valley....... 11,200     9,700   1988     2001     2 five yr. opt.
Stockton............ 90,800    79,000   1987     2009     6 five yr. opt.
Tacoma..............119,300    92,700   1992     2012     4 five yr. opt.
Visalia............. 88,800    72,000   1964     2003     1 twelve yr. opt.
                                                                 and
                                                          2 twenty yr. opt.
Woodland............ 55,300    47,000   1987     2017     2 ten yr. opt.
Yuba City........... 80,000    61,900   1989     N/A(1)        N/A
Redding.............  7,800     5,000   1993     60 days(3)    None

Total Gottschalks
  Square Footage..2,357,300 1,928,200

                                               Expiration
                     Gross    Selling            Date of
                     Square    Square    Date    Current
                      Feet      Feet    Opened    Lease    Renewal Options
VILLAGE EAST
Antioch............. 2,100     1,475     1989     N/A (1)       N/A
Bakersfield:
  East Hills........ 2,500     2,100     1988     1998          None
  Valley Plaza...... 3,700     3,600     1991     2002          None
Capitola............ 2,400     2,360     1991     1999          None
Chico............... 2,300     2,285     1988     2000          None
Clovis.............. 2,300     2,250     1988     1998          None
Eureka.............. 2,800     2,800     1989     2004          None
Fresno:
  Fashion Fair...... 1,600     1,500     1970     1996          None
  Fig Garden........ 2,800     2,585     1986     1999          None
  Manchester........ 6,000     5,375     1981     2010          None
Hanford............. 2,800     2,480     1993     2008          None
Merced.............. 3,100     2,800     1976     2001          None
Modesto:
  Vintage Faire..... 2,900     2,720     1977     1995(2)       None
  Century Center.... 2,500     2,500     1986     2005          None
Palmdale............ 2,800     2,300     1990     2000          None
Palm Springs........ 2,500     2,025     1991     2001          None
Sacramento.......... 2,700     2,470     1994     2004          None
San Luis Obispo..... 2,500     2,265     1987     2011          None
Santa Maria......... 3,000     2,720     1976     2001          None
Stockton............ 1,800     1,300     1989     1998          None
Tacoma.............. 4,000     3,220     1992     2012          None
Visalia............. 3,400     2,880     1975     1999          None
Woodland............ 2,000     2,000     1987     1999          None
Yuba City........... 3,200     3,045     1990     2000          None

Total Village East
  Square Footage....67,700    61,055



Total Square
  Footage........2,425,000 1,989,255


__________________________

(1)  Company owned.

(2) Management believes it will be able to renegotiate leases expiring in the near-term. Such negotiations may involve revisions to certain provisions currently contained in those leases. Management does not expect any such revisions to materially affect the operating results of the Company.

(3) This lease is automatically renewed every 60 days. Either party can terminate the lease upon 60 days' notice.

Item 3.        LEGAL PROCEEDINGS

     As described more fully in the Company's Annual Report on Form 10-K for the year ended January 29, 1994 and the Company's various Quarterly Reports on Form 10-Q for the year ended January 28, 1995, the Company has been party to three civil lawsuits related to an income tax deduction (the "Income Tax Deduction") on the Company's 1985 federal tax return and the reports and registration statements filed by the Company with the Securities and Exchange Commission (the "SEC"). On August 26, 1994, the Company announced it had reached an agreement to settle all aspects of those lawsuits and included in the Company's 1994 results of operations is a provision for $3.5 million representing the cost of the settlement and related legal fees and other costs. The derivative action pending in the Superior Court of California, County of Fresno (Ponder v. Ernst & Young; filed May 11, 1993), and the class action pending in the United States District Court for the Northern District of California, (Annoni v. Gottschalks; filed July 15, 1993) were dismissed on October 21, 1994 and November
4, 1994, respectively. On February 1, 1995, the Superior Court of California, County of Fresno, issued a final judgement and order of dismissal for approval of the settlement of the class action set forth before the Court on October 21, 1994, (Ponder v. Gottschalks; filed April 30, 1993). In accordance with the terms of the settlement agreement, the Company funded $3.0 million into an irrevocable trust on February 1, 1995. The net proceeds of the settlement will be paid to the plaintiffs based on the Plan of Allocation, filed by the Company before the Court on January 17, 1995.

     The Company is a defendant in a lawsuit filed in October 1992 by F&N Acquisition Corporation ("F&N") in the United States Bankruptcy Court for the Western District of Washington (F&N Acquisition Corp. v. Gottschalks, Inc., Case No. A92-08501). F&N is seeking damages arising out of the Company's alleged breach of an oral agreement at a bankruptcy auction to purchase an assignment of a lease of a former Frederick & Nelson store located in Spokane, Washington. In addition, F&N is seeking an unspecified sum for its rejection of the next best offer at the bankruptcy auction. In 1992, F&N obtained a partial summary judgment against the Company under which the Company was ordered to pay F&N damages of approximately $3.0 million plus accrued interest from the date of the judgment. The partial summary judgment was reversed on November 21, 1994 and the matter was remanded to the Bankruptcy Court for further proceedings. Management's estimate of amounts that may be ultimately payable to F&N were included in the provision for unusual items in the 1993 and 1992 consolidated statements of operations.

     In connection with the above-referenced lawsuit filed against the Company by F&N, an additional complaint was filed in June 1994 in the United States District Court for the Western District of Washington by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick & Nelson store was located (Sabey Corporation v. Gottschalks, Inc., Case No. C94-842Z). The plaintiff is seeking damages as a third-party beneficiary of the bid the Company made to F&N at the bankruptcy auction, claiming damages suffered by the mall due to the Company's failure to purchase and assume the Frederick & Nelson store lease. In April 1994, an agreement was signed by all parties to the F&N and Sabey lawsuits providing for the consolidation of the two cases. It is anticipated that the Court will enter a ruling confirming the consolidation of these cases in the near-term. Management believes that the ultimate outcome of these cases, as consolidated, will not have a material adverse effect upon the financial condition or results of operations of the Company.

     In July 1994, UML Financial Corporation and M.J.M. and Associates, Inc. filed a lawsuit against the Company in the California Superior Court for the County of Fresno (UML Financial Corporation and M.J.M. and Associates, Inc. v. Gottschalks, Inc., et al., Case No. 514020 7). The complaint was amended in August 1994 to add three officers of the Company, Joseph W. Levy, Alan A. Weinstein and Warren Williams, as defendants. The plaintiffs claim that the Company failed to fulfill an alleged obligation to consummate certain sale-leaseback financings involving six of the Company's retail stores and unspecified equipment. The most recent version of the complaint alleges breach of contract, fraud and deceit and promissory estoppel. The plaintiffs are seeking specific performance as well as monetary damages. Plaintiffs claim damages in excess of $10 million. The Company is vigorously defending this case and management does not believe that the ultimate outcome of this case will have a material adverse effect upon the financial condition or results of operations of the Company.

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

                               PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     The Company's stock is listed for trading on both the New York Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the New York Stock Exchange Composite Tape under the symbol "GOT" during the periods indicated:

                                 1994               1993
Fiscal Quarters             High        Low      High       Low
1st Quarter.........       12 7/8      8 3/8     9 3/4     7 1/8
2nd Quarter.........       12          8 1/2     9         6 1/8
3rd Quarter.........        9 3/4      7 1/4     9         6 1/2
4th Quarter.........        8 3/8      6 5/8    10 3/8     7 1/2

     On March 31, 1995, the Company had 1,169 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders.

     The Company has not paid a cash dividend since its initial public offering in 1986. The Board of Directors has no present intention to pay cash dividends in the foreseeable future, and will determine whether to declare cash dividends in the future depending on the Company's earnings, financial condition and capital requirements. In addition, the Company's credit agreements with Shawmut Capital Corporation ("Shawmut" - formerly Barclays Business Credit, Inc.)
and Wells Fargo Bank, N.A., ("Wells Fargo") prohibit the Company from paying cash dividends.

Item 6.        SELECTED FINANCIAL DATA

     The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 28, 1995, January 29, 1994, January 30, 1993, February 1, 1992 and February 2, 1991 are referred to herein as 1994, 1993, 1992, 1991 and 1990, respectively. All fiscal years noted include 52 weeks.

     The selected financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.

SELECTED BALANCE SHEET DATA:
(In thousands of dollars)    1994      1993      1992      1991    1990
Receivables, net......     $ 27,311  $21,460(1) $ 59,508  $ 62,831 $60,661
Merchandise
 inventories..........       80,678(2)60,465      58,777    62,821  51,547
Property and
 equipment, net.......       93,809   96,396      95,933    91,114  83,435
Total assets..........      233,353  248,330     239,910   242,072 207,556
Working capital.......       37,900   32,147(3)   16,827    64,715  34,975
Long-term obligations,
    less current portion.    33,672   31,493(3)   14,992    51,290  42,627
Stockholders' equity..       83,577   82,118      84,529    92,720  55,975

SELECTED FINANCIAL RATIOS:

Current ratio.........       1.43:1   1.30:1      1.15:1    1.89:1  1.41:1
Inventory turnover
   ratio..............          2.9(4)   2.9         2.9       2.9     3.1
Days credit sales
  in receivables......        155.4(5) 169.3(5)    169.8     177.4   178.2



(1) As described more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 2 to the Consolidated Financial Statements, these amounts do not include $40.0 million of the Company's customer credit card receivables sold in March 1994 in connection with an asset-backed securitization program. Such receivables were classified as held for securitization and sale at January 29, 1994.

(2) The increase in merchandise inventories from 1993 to 1994 is primarily attributable to additional inventory required for the new stores opened in 1994 and inventory on hand at year-end for new stores opened in early 1995. In addition, to a lesser extent, this increase is attributable to opportunistic purchases of merchandise shortly before year- end in 1994. The Company typically receives extended payment terms for such purchases.

(3) Working capital increased $15.3 million and long-term obligations increased $16.5 million from 1992 to 1993 primarily due to the classification of certain debt as long-term in 1993 that had been classified as current in 1992.

(4) The inventory turnover ratio in 1994 excludes inventory received at year-end and held for stores opened in early 1995.

(5) Days credit sales in receivables include $40.0 million of receivables sold in 1994 and held for securitization and sale as of January 29, 1994. The Company has continued to service and administer the receivables pursuant to the securitization program.


RESULTS OF OPERATIONS:
(In thousands,
  except share data)       1994      1993      1992      1991      1990
Net sales(1)...........  $363,603  $342,417  $331,133  $314,633  $287,455
Service charges and
  other income.........     9,659     8,938     9,458    10,830    10,374
                          373,262   351,355   340,591   325,463   297,829
Costs and expenses:
  Cost of sales(2).....   247,423   233,715   226,319   210,435   189,330
Selling, general and
    administrative
    expenses(3)........   103,571   103,675   105,044    96,144    84,916
Depreciation and
    amortization.......     5,860     5,877     6,408     5,503     5,266
Interest expense.....      10,238     8,524     6,965     6,793     9,306
Unusual items(4).....       3,833     3,427     7,852
                          370,925   355,218   352,588   318,875   288,818
Income (loss) before
  income tax expense
  (benefit)............     2,337    (3,863)  (11,997)    6,588     9,011
Income tax expense
  (benefit)............       821    (1,190)   (4,006)    2,528     3,398
Net income (loss)......  $  1,516  $ (2,673) $ (7,991) $  4,060  $  5,613
Net income (loss) per
  common share.........  $    .15  $   (.26) $   (.77) $    .41  $    .70
Weighted average number
  of common shares
  outstanding..........    10,413    10,377    10,410     9,798     8,040


SELECTED OPERATING DATA:
                           1994      1993      1992      1991      1990
Total store
  sales growth (5).....    6.2%      3.4%      5.2%      9.5%      21.4%
Comparable store
  sales growth.........    3.3%      1.3%     (1.0%)     3.5%      11.1%
Average net sales
  per square foot
  of selling space (6):
   Gottschalks.........   $210      $213      $209      $210       $208
   Village East........    214       216       218       231        217

(1) Includes net sales from leased departments of $26.0 million, $25.3 million, $23.4 million, $20.8 million and $19.7 million in 1994, 1993, 1992, 1991 and 1990, respectively. See Part I, Item 1, "Business--Leased Departments."

(2) Includes cost of sales attributable to leased departments of $22.3 million, $21.8 million, $20.1 million, $17.8 million and $16.9 million in 1994, 1993, 1992, 1991 and 1990, respectively.

(3) Includes provision for credit losses of $2.1 million, $2.2 million, $2.5 million, $3.0 million and $1.9 million in 1994, 1993, 1992, 1991 and 1990, respectively.

(4) See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements.

(5) See Part I, Item I, "Business--Store Expansion and Remodeling", for table of number of stores open at each fiscal year-end.

(6) Average net sales per square foot of selling space represents net sales for the period divided by the number of square feet of selling space in use during the period. Average net sales per square foot is computed only for those stores in operation for at least twelve months. "Selling space" has been determined according to standards set by the National Retail Federation.
___________________________


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                Net income increased to $1.5 million in 1994 as compared to net losses of $2.7 million in 1993 and $8.0 million in 1992. Prior to unusual items and income taxes, income from operations increased to $6.2 million in 1994 as compared to losses from operations of $436,000 in 1993 and $4.1 million in 1992. The improved operating results of the Company in 1994 as compared to 1993 and 1992 is primarily the result of the implementation of a long-term business strategy in 1993 which has focused on increasing total and comparative store sales through the controlled expansion of the Company, more strongly defined merchandising and customer-service programs and increased promotional activity; enhancing service charges and other revenues through the development of new credit-related programs; improving gross margins and controlling inventory-related costs, and reducing general and administrative costs by reviewing all aspects of the Company's operations. Within the context of this strategy, the Company has strived to achieve these goals without sacrificing its traditionally high-level of customer service. The Company's results of operations in 1994 and 1993 as compared to 1992 were also favorably impacted by improved economic conditions in many of the Company's market areas during those periods.

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations, expressed as a percent of net sales:

                                     1994         1993        1992

Net sales........................    100.0%       100.0%      100.0%
Service charges and other
  income.........................      2.6          2.6         2.9
                                     102.6        102.6       102.9
Costs and expenses:
   Cost of sales.................     68.0         68.2        68.4
   Selling, general and
     administrative expenses.....     28.5         30.3        31.7
   Depreciation and
     amortization................      1.6          1.7         1.9
   Interest expense..............      2.8          2.5         2.1
   Unusual items.................      1.1          1.0         2.4
                                     102.0        103.7       106.5
Income (loss) before income tax
   expense (benefit).............      0.6         (1.1)       (3.6)

Income tax expense (benefit).....      0.2         (0.3)       (1.2)

Net income (loss)................      0.4%        (0.8)%      (2.4)%


Net Sales

                Net sales increased 6.2% in 1994, 3.4% in 1993 and 5.2% in 1992. Comparable store sales increased 3.3% in 1994 and 1.3% in 1993 and decreased 1.0%
in 1992. Comparable store sales in 1994 and 1993 were favorably impacted by strong retail activity and improved economic conditions in many of the Company's market areas during those periods. Comparable store sales in 1992 were negatively impacted by recessionary economic conditions during the period. Net sales in 1994, 1993 and 1992 also reflect increased sales volume generated from two new Gottschalks stores and one new Village East store opened in each of those years. The Company opened three new Gottschalks stores in early 1995 and intends to open two additional new stores, including one new store replacing an existing store location, by the end of 1995.

Service Charges and Other Income

                Service charges and other income increased 8.1% in 1994 and decreased
5.5% in 1993 and 12.7% in 1992. Service charges associated with the Company's customer credit cards increased 9.9% in 1994 as compared to decreases of 5.8% in 1993 and 4.4% in 1992. The increase in service charges in 1994 is attributable to an increase in credit sales as a percent of total sales, resulting primarily from the success of new credit-related programs initiated by the Company in 1994 and 1993, including the Instant Credit, 55-Plus, Gold Card and 55-Plus Gold Card programs, in addition to an increase in the number of customer credit card accounts resulting from new stores openings in 1994, 1993 and 1992. Credit sales as a percent of total sales increased to 43.5% in 1994 as compared to 38.8% in 1993 and 38.5% in 1992. The increase in service charges is also attributable to the implementation of a late charge fee on delinquent customer credit card accounts in 1994.

                Other income, consisting primarily of the amortization of deferred income, was $755,000 in 1994, $838,000 in 1993 and $880,000 in 1992. Other
significant items included in other income include the following: (1) a loss of $305,000 recognized by the Company in 1994 in connection with the receivables securitization program, (see "Liquidity and Capital Resources" and Note 2 to the Consolidated Financial Statements), and (2) equity in the income of the Company's investment in a limited partnership of $160,000 in 1994 as compared to losses recognized on the investment of $228,000 in 1993 and $224,000 in 1992 (see Note 1 to the Consolidated Financial Statements.)

Cost of Sales

                Cost of sales increased 5.9% in 1994, 3.3% in 1993 and 7.5% in 1992.
The Company's gross margin percent increased to 32.0% in 1994 as compared to 31.8% in 1993 and 31.6% in 1992. The increase in the gross margin percent in 1994 resulted from increased sales volume and a reduction of inventory shrinkage to 1.4% as a percent of net sales in 1994 as compared to 2.1% in 1993 and 2.3% in 1992, primarily from improved inventory-related controls. The improved gross margin in 1994 also reflects a favorable year-end LIFO inventory valuation adjustment ("LIFO adjustment") resulting from moderate price deflation in certain of the Company's LIFO inventory pools in 1994 as compared to moderate price inflation in certain LIFO inventory pools in 1993 and 1992. The Company also experienced fluctuations in inventory levels and the relationship between the cost of its merchandise inventories and its selling prices in 1994, 1993 and 1992 which magnified the LIFO adjustment in each of those years. The LIFO adjustment resulted in a decrease to cost of sales of $3.2 million in 1994 after increasing cost of sales by $969,000 in 1993 and $1.5 million in 1992. Excluding the effect of the LIFO adjustment, the Company's gross margin percent was 31.1% in 1994, 32.0% in 1993 and 32.1% in 1992. (See Note 1 to the Consolidated Financial Statements.)

                Management believes that the retail industry will continue to experience intense competition and pricing pressures throughout the 1990's, particularly as a result of changing consumer preferences, increased merchandise costs and increased competition from other department and specialty stores, discount retailers and outlet malls. Management has implemented a variety of strategies to counteract the ongoing competitive pressures on its gross margin, and is attempting to increase sales through the controlled expansion of the Company, improve market share in the Company's existing market areas through the development of new sales and customer-service related programs, increase inventory turnover and reduce inventory-related costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses as a percent of net sales decreased to 28.5% in 1994 as compared to 30.3% in 1993 and 31.7% in 1992. This decrease as a percent of net sales in 1994 and 1993 as compared to 1992 resulted from increased sales volume and the continued focus on expense control measures throughout the Company. The decrease as a percent of net sales in 1994 was partially offset by higher payroll and related costs and increased advertising and other promotional costs. The decrease as a percent of net sales in 1993 as compared to 1992 also resulted from a reduction in payroll and related costs through the restructuring of the Company's sales, buying and support staff and salary reductions implemented during the year. The benefits of the 1993 restructuring program were fully realized by mid-1994. In 1994 and 1993, the Company also realized the benefit of reductions to required workers' compensation claim reserves resulting from favorable experience adjustments and revisions to applicable workers' compensation laws. In 1992, the Company increased workers' compensation claim reserves as a result of poor actual claim loss experience. Excluding the effect of such experience adjustments, selling, general and administrative expenses as a percent of net sales were 29.1% in 1994, 30.7% in 1993 and 31.2% in 1992. The Company revised its workers' compensation program in early 1995 and does not expect future significant favorable or unfavorable workers' compensation experience adjustments.

     As a result of programs initiated in 1994 and 1993, and the Company's ongoing efforts to control expenses, management anticipates it will be able to continue to reduce operating expenses as a percent of net sales in the long-term.
Management also expects to achieve further reductions in its operating expenses as a percent of net sales by spreading its overhead costs over an increasing selling base resulting from its ongoing store expansion program.

Depreciation and Amortization

     Depreciation and amortization as a percent of net sales decreased to 1.6% in 1994 as compared to 1.7% in 1993 and 1.9% in 1992. The decrease as a percent of net sales in 1994 and 1993 resulted primarily from increased sales volume and a decrease in the amortization of store pre-opening costs related to the Company's new stores. The Company expects to realize an increase in depreciation expense and the amortization of store pre-opening costs in 1995 as a result of completing and opening the two new stores in 1994 and the planned store openings for 1995.

Interest Expense

     Interest expense as a percent of net sales increased to 2.8% in 1994 as compared to 2.5% in 1993 and 2.1% in 1992. These increases as a percent of net sales relate to an increase in the weighted-average interest rate charged on outstanding borrowings under the Company's revolving lines of credit to 7.1% in 1994 as compared to 6.5% in 1993 and 5.8% in 1992 and additional amortization of loan fees applicable to certain of the Company's financing arrangements entered into in 1994 and 1993. The increase in 1994 also relates to additional interest expense associated with the Fixed Base Certificates and additional amortization of the excess servicing asset recorded in connection with the receivables securitization program (see Note 2 to the Consolidated Financial Statements). As described more fully in "Liquidity and Capital Resources", the Company is continuing its efforts to reduce interest expense as a percent of net sales by replacing certain of its current borrowing arrangements with other sources of lower cost borrowings.

Provision for Unusual Items

     As described more fully in Note 3 to the Consolidated Financial
Statements and Part I, Item 3, "Legal Proceedings", the provision for unusual items totalling $3.8 million in 1994, $3.4 million in 1993 and $7.9 million in 1992, consists of fines and penalties paid in connection with the Company's settlement of federal criminal charges related to an income tax deduction on the Company's 1985 federal tax return and certain of the Company's financial reporting practices; a tax deficiency, interest and penalties paid to the Internal Revenue Service in connection with the civil aspect of the government's investigation of such deduction and the cost of the settlement of the related stockholder litigation. In addition, the provision for unusual items in 1993 and
1992 includes management's estimate of amounts that may ultimately be payable in connection with unrelated pending litigation against the Company arising out of an agreement to purchase an assignment of a lease of a former Frederick and Nelson store location in Spokane, Washington. The provision for unusual items in 1994, 1993 and 1992 also includes legal and accounting fees and other costs related to these matters.

     Management does not anticipate that any additional costs that may be incurred in connection with these matters will be material to the operating results of the Company.


Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 35.1% in 1994 as compared to credits of (30.8%) in 1993 and (33.4%) in 1992. (See Note 7 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

     The Company's primary needs for liquidity are to provide for working capital and debt service requirements and to fund costs associated with the acquisition, renovation and construction of new and existing stores. The Company's working capital requirements are met through a combination of cash flows generated from operations, funds provided through a receivables securitization agreement and borrowings on the Company's revolving lines of credit. The Company generally seeks to fund costs associated with the acquisition, renovation and construction of new and existing stores with cash generated from operations and lower cost long-term borrowings. Debt service requirements on the Company's various short-term and long-term borrowing arrangements are generally provided for by cash generated from operations. The Company's improved operating results and financial condition in 1994 has enhanced the Company's liquidity.

     Net cash used in operating activities was $1.5 million in 1994 as compared to $2.6 million in 1993. Net cash provided by operating activities was $2.0 million in 1992. Net cash used in operating activities in 1994 and 1993 related primarily to increases in merchandise inventories and receivables associated with new stores opened during and shortly after year-end in each of those years. To a lesser extent, the increase in merchandise inventory in 1994 is also attributable to the receipt of opportunistic purchases of merchandise shortly before year-end. As described more fully in Note 3 to the Consolidated Financial Statements, net cash used in and provided by operating activities in 1994, 1993 and 1992 also reflects amounts paid in connection with the government's investigation and related stockholder litigation.

     Net cash used in investing activities was $2.5 million in 1994, $5.4 million in 1993 and $10.7 million in 1992. Net cash used in investing activities in 1994, 1993 and 1992 relates primarily to expenditures for tenant improvements, construction costs and furniture, fixtures and equipment associated with new stores and certain existing store locations. Net cash used in investing activities in 1994, 1993 and 1992 also reflects expenditures for information systems improvements and additional enhancements to the Company's POS and computer processing capabilities. In 1994, the Company entered into a sale and leaseback arrangement for certain computer equipment and software and received proceeds of $1.5 million from the arrangement. The Company also sold certain land not being used in operations in 1994 and received proceeds of $400,000 from the sale. In 1992, the Company entered into a sale and leaseback arrangement for certain furniture and fixtures and received proceeds of $1.4 million from the arrangement.

     Net cash provided by financing activities was $6.0 million in 1994, $8.2 million in 1993 and $6.5 million in 1992. Net cash provided by financing activities in 1994 consisted primarily of $40.0 million proceeds received through the initial securitization and sale of certain of the Company's receivables. Such proceeds were used to repay all outstanding borrowings on a pre-existing line of credit and long-term borrowing arrangement and to pay certain costs associated with the transaction. The Company also received $6.7 million in 1994 through the mortgage of the property and equipment located at its department store in Hanford, California. Net cash provided by financing activities in 1993 and 1992 consisted primarily of proceeds from the Company's revolving line of credit and other long-term borrowings.

     The Company's ratio of current assets to current liabilities continued to improve, increasing to 1.43:1 at January 28, 1995 as compared to 1.30:1 at January 29, 1994 and 1.15:1 at January 30, 1993.

     As described more fully in Note 2 to the Consolidated Financial
Statements, the Company entered into an asset-backed securitization program on March 30, 1994. Under the program, all accounts receivable arising under the Company's private label customer credit cards, together with rights to all collections and recoveries on such receivables, are automatically sold, without recourse, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"). On March 30, 1994, GCC Trust issued $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors. On March 30, 1994, GCC Trust also issued a Subordinated Certificate and an Exchangeable Certificate to GCRC, representing GCRC's retained interest in the receivables as of that date. Interest on the Fixed Base Certificates is payable on a monthly basis and the outstanding principal balance is to be repaid in equal monthly installments commencing September 1998 through September 1999, through the application of credit card principal collections during that period.

     The Company used the $40.0 million proceeds from the initial securitization and sale of the receivables to repay all outstanding borrowings under a pre-existing line of credit and long-term credit facility and to pay certain costs related to the securitization transaction. The Company recognized a loss of $305,000 in connection with the initial transaction. Under the terms of the program, the Company sold additional newly-generated receivables to GCRC subsequent to March 30, 1994 and through January 28, 1995, and certain of those receivables were subsequently conveyed to GCC Trust. Aggregate proceeds from such sales, totalling $146.0 million, were used for working capital purposes by the Company.

     On September 16, 1994, GCC Trust also issued a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million from GCC Trust to Bank Hapoalim. As described more fully below and in Note 2 to the Consolidated Financial Statements, the Variable Base Certificate, representing certain receivables held by GCC Trust, excluding receivables underlying the Fixed Base Certificates and GCRC's retained interest, was issued as collateral for a revolving line of credit financing arrangement with Bank Hapoalim. In addition to the Fixed and Variable Base Certificate, GCRC may, upon the satisfaction of certain conditions, offer additional series of certificates to be issued by GCC Trust. As of January 28, 1995, no such issuance has occurred and management does not contemplate such an issuance in the near-term.

     The Company has two revolving line of credit arrangements that provide additional working capital financing of up to $65.0 million through March 1997. The Company's primary revolving line of credit arrangement, providing for borrowings of up to $35.0 million as of January 28, 1995, is with Shawmut Capital
Corporation ("Shawmut" - formerly Barclays Business Credit, Inc). On March 31, 1995, Shawmut increased the amount available for borrowings under the line of credit to $50.0 million through March 1997, with 40% of the available line of credit provided for by Wells Fargo Bank, N.A., ("Wells Fargo") through a participation agreement. This new line of credit arrangement (collectively the "Shawmut line of credit") also provides for an increase in the amount available for borrowings to $60.0 million during the months of November and December of each year for seasonal inventory purchases. Borrowings under the Shawmut line of credit are limited to a restrictive borrowing base, which was in excess of $35.0 million at January 28, 1995. Interest on outstanding borrowings is to be paid monthly at a rate equal to LIBOR, as determined by Shawmut, plus 3.0% (9.1% at January 28, 1995) through March 31, 1995, and LIBOR plus 2.8% thereafter. At January 28, 1995, $2.8 million was outstanding under the line of credit arrangement with Shawmut.

     The arrangement with Shawmut originally required the Company to reduce outstanding indebtedness on the line of credit by $5.0 million on June 30, 1994 (extended to April 30, 1995). The Company repaid this amount, prior to its due date, in March 1995. The Shawmut arrangement also required the Company to repay all outstanding borrowings on the line of credit for thirty consecutive days during the period of December 1 to January 31 of each year. This requirement was shortened to seven consecutive days for fiscal 1994 and the Company met this requirement in January 1995. The line of credit arrangement with Shawmut, as amended on March 31, 1995, no longer contains such an annual repayment provision.


     The Company's revolving line of credit arrangement with Bank Hapoalim provides for additional borrowings of up to $15.0 million through March 1997. Borrowings under the line of credit are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, are subject to any seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the line of credit is charged at a rate of LIBOR, as determined by the bank, plus 1.0%, not to exceed a maximum of 12.0% (6.8% at January 28, 1995).
At January 28, 1995, $15.0 million was outstanding under the line of credit with Bank Hapoalim.

     The Company also has a short-term and a long-term loan facility with Wells Fargo. The short-term loan, originally due June 30, 1994 (extended to April
30, 1995), bears interest at a rate of 10 3/4% and had an outstanding balance of $1.6 million at January 28, 1995. The Company repaid the outstanding balance of the short-term obligation to Wells Fargo, prior to its maturity, in March 1995. The long-term loan, due June 1996, bears interest at a rate of 10 3/4% and had an outstanding balance of $18.2 million at January 28, 1995. Management expects to either refinance this obligation over a longer maturity period or replace it with another long-term financing arrangement in the near-term.

     The Company has continued its efforts to secure long-term financing to fund its store expansion program. In December 1994, the Company entered into a seven-year financing arrangement with Heller Financial, Inc. ("Heller") providing for the mortgage of the real property, furniture, fixtures and equipment located at the Company's department store in Hanford, California. Interest on the mortgage loan is charged at a rate of 10.45%. Proceeds from the arrangement, amounting to $6.7 million, were used to repay a portion of the short-term obligation with Wells Fargo, reduce outstanding borrowings on the Shawmut line of credit and pay certain costs associated with the financing arrangement.

     Certain of the Company's debt agreements contain various restrictive covenants including, but not limited to: restrictions on the payment of cash dividends, limitations of certain annual capital expenditures, maintenance of minimum quick, working capital, tangible net worth, total debt to tangible net worth and coverage ratios. In addition, the agreements require the maintenance of minimum adjusted earnings from operations and interest earned ratios and minimum inventory and payables turnover rates. Certain of the covenants applicable to the Shawmut line of credit were revised during 1994 and in March 1995 in connection with the finalization of the new Shawmut line of credit arrangement. Such revisions were primarily to provide for additional capital expenditures and inventory purchases required for the new stores opened in 1994 and new stores scheduled to be opened in 1995. Wells Fargo agreed to waive its rights with respect to violations of certain of the covenants applicable to its long-term loan facility arising out of the additional capital expenditures and inventory purchases through January 28, 1995, and revised the covenants in connection with the finalization of the new Shawmut line of credit arrangement. Accordingly, the Company classified the note payable to Wells Fargo with an outstanding balance of $18.2 million at January 28, 1995 as long-term in the accompanying financial statements. As of January 28, 1995, the Company was in compliance with, or had received waivers for violations of, all applicable restrictive loan covenants under its various debt agreements.

     The Company continued to expand in 1994, adding one new 194,400 square foot department store and a specialty store in Sacramento, California and one new
25,600 square foot junior satellite department store in Oakhurst, California. The Company's expansion program for 1995 includes a new 40,000 square foot department store in Auburn, California, a new 204,000 square foot department store in San Bernardino, California and a new 58,000 square foot department store in Carson City, Nevada, which were opened in early 1995. The Company also expects to open a new 113,000 square foot department store in Tracy, California, and a new 150,000 square foot department store in Visalia, California, as a replacement to an existing store at that location by the end of 1995. The estimated cost to open the new stores, net of amounts to be contributed by mall owners or developers of certain of the projects, is $3.4 million. Such costs are expected to be provided for from cash generated from operations or additional long-term financings. The Company continually investigates potential sites for new stores, and capital expenditure plans may change as opportunities for new stores develop.

     Management believes the previously described financing arrangements, combined with cash flows expected to be generated from operations, provides the Company with adequate funds for its short-term and long-term needs. Management believes its relations with banks and other credit sources are good. As part of the Company's long-term business strategy, management is continuing to evaluate additional alternative financing sources on an ongoing basis.

Inflation

     The Company, as a result of inflation, experiences increases in the cost of certain of its merchandise, salaries, employee benefits and other general and administrative costs. As these costs have increased, the Company has generally been able to offset these increases by adjusting its selling prices or modifying its operations. The Company's ability to adjust selling prices is limited by competitive pressures in its market areas.

     The Company accounts for its merchandise inventories on the retail method using last-in, first-out (LIFO) cost using the department store price indexes published by the Bureau of Labor Statistics. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces the impact of inflation in reported income due to increasing costs.

Seasonality

     The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of net sales, gross profit and operating results realized during the last half of each fiscal year, which includes the back-to-school and Christmas selling seasons.

     The following table sets forth unaudited quarterly results of operations for the years ended 1994 and 1993 (in thousands, except per share data). The Company's quarterly results of operations for 1993 reflects certain reclassifications to conform with 1994 presentation. (See Note 10 to the Consolidated Financial Statements.)

                                     1994
Quarter ended          April 30   July 30    October 29   January 28

Net sales             $70,221     $80,515      $78,835     $134,032
Gross profit           22,185      24,929       26,687       42,379
Income (loss) before
 income tax expense
 (benefit)             (3,778)     (5,807)        (859)      12,781
Net income (loss)      (2,343)     (3,983)        (568)       8,410
Income (loss) per
 common share            (.22)       (.38)        (.05)         .81


                                     1993
Quarter ended          May 1      July 31    October 30   January 29

Net sales             $65,833     $76,223      $75,747     $124,614
Gross profit           20,781      23,586       24,785       39,550
Income (loss) before
 income tax expense
 (benefit)             (5,724)     (3,857)      (2,807)       8,525
Net income (loss)      (3,606)     (2,430)      (1,768)       5,131
Income (loss) per
 common share            (.35)       (.23)        (.17)         .49

_________________________________

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

































                             PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 22, 1995, to be filed pursuant to Regulation 14A.

     The following table lists the executive officers of the Company:

Name                   Age(1)         Position

Joseph W. Levy         63             Chairman and Chief
                                      Executive Officer

Stephen J. Furst       52             President, Chief Operating
                                      Officer and Director

Gary L. Gladding       55             Executive Vice President/
                                      General Merchandise Manager

Alan A. Weinstein      50             Senior Vice President and
                                      Chief Financial Officer

Michael J. Schmidt     53             Senior Vice President/
                                      Director of Stores

__________________________

(1)  As of March 31, 1995

     Joseph W. Levy became Chairman and Chief Executive Officer of the Company's predecessor and former subsidiary, E. Gottschalk & Co., Inc. ("E. Gottschalk") in April 1982 and of the Company in March 1986. Mr. Levy was Executive Vice President from 1972 to April 1982 and first joined E. Gottschalk in 1956. He also serves on the Board of Directors of the National Retail Federation and Community Hospitals of Central California and the Executive Committee of Frederick Atkins, Inc. Mr. Levy was formerly Chairman of the California Transportation Commission and has served on numerous other state and local commissions and public service agencies.

     Steven J. Furst became Executive Vice President and Chief Operating Officer of the Company in July 1993 and President in November 1993. Mr. Furst was also elected a director of the Company in March 1994. He is the first non-family member to serve as the Company's President in its over 90 year history. From 1963 to 1993, he served in a variety of capacities with Hess's Department Store based in Allentown, Pennsylvania, including Chief Operating Officer and President. He also serves on the Board of Directors of the National Retail Federation and the Fresno Metropolitan Museum.

     Gary L. Gladding has been Executive Vice President of the Company since
May 1987, and joined E. Gottschalk as Vice President/General Merchandise Manager in February 1983. From 1980 to February 1983, he was Vice President and General Merchandise Manager for Lazarus Department Stores, a division of Federated Department Stores, Inc., and he previously held merchandising manager positions with the May Department Stores Co.

     Alan A. Weinstein became Senior Vice President and Chief Financial
Officer of the Company in June 1993. Prior to joining the Company, Mr. Weinstein, a Certified Public Accountant, was the Chief Financial Officer for The
Wet Seal, Inc. based in Irvine, California for three years. From 1987 to 1989 he was Vice President and Chief Financial Officer of Wildlife Enterprises, Inc. Aside from his position with The Wet Seal, he has served general and specialty retailers in California, New York and Texas for over twenty-five years.

     Michael J. Schmidt became Senior Vice President/Director of Stores of E. Gottschalk in February 1985. Mr. Schmidt had been Manager of the Gottschalks Fashion Fair store since October 1983, and was General Manager of the Liberty House store in Fresno from January 1981 to October 1983. Before 1981, he held management positions with Allied Corporation and R.H. Macy & Co., Inc.

Item 11.       EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders'
Meeting scheduled to be held on June 22, 1995, to be filed pursuant to Regulation
14A.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders'
Meeting scheduled to be held on June 22, 1995, to be filed pursuant to Regulation
14A.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders'
Meeting scheduled to be held on June 22, 1995, to be filed pursuant to Regulation
14A.



                               PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K

(a)(1)         The following consolidated financial statements of Gottschalks
               Inc. and
               Subsidiaries are included in Item 8:

     Consolidated balance sheets -- January 28, 1995 and January 29, 1994

     Consolidated statements of operations -- Fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993

     Consolidated statements of stockholders' equity -- Fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993

     Consolidated statements of cash flows -- Fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993

     Notes to consolidated financial statements - Three years ended January 28, 1995

     Independent auditors' report

(a)(2)         The following financial statement schedule of Gottschalks Inc.
               and
               Subsidiaries is included in Item 14(d):

     Schedule VIII -- Valuation and qualifying accounts




















     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the consolidated financial statements, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are required by Item 601 of the Regulation S-K and Item 14(c):

Exhibit
  No.                    Description

3.1  Certificate of Incorporation of the Registrant, as amended. (1)

3.2  By-Laws of the Registrant, as amended. (2)

10.1 Agreement of Limited Partnership dated March 16, 1990, by and between River Park Properties I and Gottschalks Inc. relating to the Company's corporate headquarters. (2)

10.2 Loan Agreement dated December 1, 1985 by and between E. Gottschalk & Co., Inc. and City of San Luis Obispo relating to $5,500,000 City of San Luis Obispo Commercial Revenue Bonds. (2)

10.3 Employment Agreement dated February 1, 1986 by and between the Registrant and Joseph W. Levy. (3)(4)

10.4 Employment Agreement dated April 1, 1986 by and between E. Gottschalk & Co., Inc. and Gary L. Gladding. (3)(4)

10.5 1986 Employee Incentive Stock Option Plan with form of stock option agreement thereunder. (3)(4)

10.6 1986 Employee Nonqualified Stock Option Plan with form of stock option agreement thereunder. (3)(4)

10.7 Gottschalks Inc. Stock Purchase Plan. (3)(4)

10.8 Wage Continuation Agreement dated November 24, 1980 by and between E. Gottschalk & Co., Inc., and Gerald H. Blum. (3) (4)

10.9 Wage Continuation Agreement dated November 24, 1980 by and between E. Gottschalk & Co., Inc. and Joseph W. Levy. (3)(4)

10.10 Employment Agreement dated June 1, 1987 by and between E. Gottschalk & Co., Inc. and Michael J. Schmidt. (1) (4)

10.11 Participation Agreement dated as of December 1, 1988 among Gottschalks Inc., General Foods Credit Investors No. 2 Corporation and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Stockton and Bakersfield Gottschalks department stores and the Madera distribution facility. (1)

10.12 Lease Agreement dated December 1, 1988 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of department stores in Stockton and Bakersfield, California and the Madera distribution facility. (1)

10.13 Ground Lease dated December 1, 1988 by and between Gottschalks Inc., and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Bakersfield department store. (1)

10.14 Memorandum of Lease and Lease Supplement dated July 1, 1989 by and between Manufactures Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Stockton department store. (1)

10.15 Ground Lease dated August 17, 1989 by and between Gottschalks Inc. and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Madera distribution facility. (1)

10.16 Lease Supplement dated as of August 17, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Madera distribution facility. (1)

10.17 Tax Indemnification Agreement dated as of August 1, 1989 by and between Gottschalks Inc. and General Foods Credit Investors No. 2 Corporation relating to the sale-leaseback of the Stockton and Bakersfield department stores and the Madera distribution facility. (1)

10.18 Lease Agreement dated as of March 16, 1990 by and between Gottschalks Inc. and River Park Properties I relating to the Company's corporate headquarters. (5)

10.19 Receivables Purchase Agreement dated as of March 30, 1994 by and between Gottschalks Credit Receivables Corporation and Gottschalks Inc. (6)

10.20 Pooling and Servicing Agreement dated as of March 30, 1994 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company. (6)

10.21 Amendment No. 1 to Pooling and Servicing Agreement dated as of September 16, 1994 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company. (7)

10.22 Amended and Restated Series 1994-1 Supplement to Pooling and Servicing Agreement dated as of September 16, 1994, by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company. (7)

10.23 Loan and Security Agreement dated March 30, 1994 by and between Barclays Business Credit, Inc. and Gottschalks Inc. (6)

10.24 Intercreditor Agreement dated March 30, 1994 by and among Gottschalks Inc., Barclays Business Credit, Inc. and Wells Fargo Bank, National Association. (6)

10.25 Assignment and Acceptance by and between Wells Fargo Bank, National Association and Barclays Business Credit, Inc. (6)

10.26 First Amendment to Loan and Security Agreement dated May 12, 1994; Second Amendment to Loan and Security Agreement dated October 12, 1994 (7) and Third amendment to Loan and Security Agreement dated December 30, 1994 by and between Gottschalks Inc. and Barclays Business Credit, Inc. and
      Fourth Amendment to Loan and Security Agreement   dated March 22, 1995
      and Fifth Amendment to Loan and Security Agreement dated March 31,
      1995, by and between Gottschalks Inc. and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.)

10.27 1994 Amended and Restated Credit Agreement dated as of March 30, 1994 by and between Gottschalks Inc. and Wells Fargo Bank, National Association.
      (6)

10.28 Second Amended and Restated Security Agreement dated as of August 26, 1993 by and between Gottschalks Inc. and Wells Fargo Bank, National Association. (10)

10.29 First Amendment to Second Amended and Restated Security Agreement dated as of March 30, 1994 by and between Gottschalks Inc. and Wells Fargo Bank, National Association. (6)

10.30 Waiver Agreement dated November 23, 1994, by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company. (7)

10.31 First Amendment to 1994 Amended and Restated Credit Agreement dated August 26, 1994, by and between Gottschalks Inc. and Wells Fargo Bank, N.A. (7)

10.32 New Term Loan Maturity Date Extension dated November 15,1994, by and between Gottschalks Inc. and Wells Fargo Bank, N.A. (7)

10.33 Waiver Agreement dated October 21, 1994, by and between Gottschalks Inc. and Wells Fargo Bank, N.A. (7)

10.34 Consulting Agreement dated June 1, 1994 by and between Gottschalks Inc. and Gerald H. Blum. (4)(8)

10.35 Form of Severance Agreement dated March 31, 1995 by and between Gottschalks Inc. and the following senior executives of the Company:
      Joseph W. Levy, Stephen J. Furst, Gary L. Gladding, Michael J. Schmidt and Alan A. Weinstein. (4)

10.36 1994 Key Employee Incentive Stock Option Plan. (4)(9)

10.37 1994 Director Nonqualified Stock Option Plan. (4)(9)

10.38 1994 Executive Bonus Plan. (4)

10.39 Promissory Note and Security Agreement dated December 16, 1994 by and between Gottschalks Inc. and Heller Financial, Inc.

21.   Subsidiaries of the Registrant.

23.   Consent of Deloitte & Touche, LLP.

27.   Financial Data Schedule.


_______________________

(1) Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100), and incorporated herein by reference.

(2) Filed as an exhibit to the Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 1-09100), and incorporated herein by reference.

(3)  Filed as an exhibit to Registration Statement on Form S-1, (File No. 33-
     3949), and incorporated herein by reference.

(4)  Management contract, compensatory plan or arrangement.

(5) Filed as an exhibit to the Annual Report on Form 10-K for the year ended February 1, 1992 (File No. 1-09100), and incorporated herein by reference.

(6) Filed as an exhibit to the Current Report on Form 8-K dated March 30, 1994 (File No. 1-09100), and incorporated herein by reference.

(7) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended October 29, 1994 (File No. 1-09100), and incorporated herein by reference.

(8) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended April 30, 1994 (File No. 1-09100), and incorporated herein by reference.

(9) Filed as exhibits to Registration Statements on Form S-8, (Files #33-54783 and #33-54789), and incorporated herein by reference.

(10) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended July 31, 1993 (File No. 1-9100) wherein it bore the same exhibit number, and incorporated herein by reference.
_____________________

     (b) Reports on Form 8-K--The Company did not file any Reports on Form 8-K during the fourth quarter of 1994.

     (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) Financial Statement Schedule--The response to this portion of Item 14 is submitted as a separate section of this report.

















                     ANNUAL REPORT ON FORM 10-K

                ITEM 8, 14(a)(1) and (2), (c) and (d)

      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CERTAIN EXHIBITS

                    FINANCIAL STATEMENT SCHEDULES

                     YEAR ENDED JANUARY 28, 1995

                  GOTTSCHALKS INC. AND SUBSIDIARIES

                         FRESNO, CALIFORNIA



















INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gottschalks Inc. and Subsidiaries as of January 28, 1995 and January 29, 1994, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE, LLP


s/Deloitte & Touche,LLP
Fresno, California
February 28, 1995 (March 31, 1995
  as to Note 4)

GOTTSCHALKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                              January 28,   January 29,
ASSETS                                           1995          1994

CURRENT ASSETS:
  Cash                                         $  3,156       $  1,213
  Restricted cash                                 2,365
  Receivables held for
    securitization and sale (Note 2)                            40,000
  Receivables:
    Trade accounts, less allowances of
      $1,297 in 1994 and $1,248 in 1993
      (Note 2)                                   27,311         21,460
Vendor claims, less allowances of
      $98 in 1994 and $300 in 1993                3,125          3,976
                                                 30,436         25,436
Merchandise inventories                          80,678         60,465
Refundable income taxes and
    deferred tax assets (Note 7)                  1,565          4,212
Other                                             8,501          8,361
Total current assets                            126,701        139,687
PROPERTY AND EQUIPMENT (Note 5):
  Land and land improvements                     19,178         19,578
Buildings and leasehold improvements             50,223         48,743
Furniture, fixtures and equipment                44,981         44,581
Buildings and equipment under
    capital leases                               14,399         15,513
Construction in progress                            845            420
                                                129,626        128,835
Less accumulated depreciation
    and amortization                             35,817         32,439
                                                 93,809         96,396
OTHER ASSETS:
  Notes receivable                                2,347          2,847
  Goodwill, less accumulated amortization
    of $913 in 1994 and $796 in 1993              1,485          1,602
  Other                                           9,011          7,798
                                                 12,843         12,247

                                               $233,353       $248,330






See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                              January 28,   January 29,
LIABILITIES AND STOCKHOLDERS' EQUITY             1995          1994

CURRENT LIABILITIES:
  Revolving lines of credit (Note 4)           $ 17,844       $ 49,700
  Bank overdraft                                  9,853          5,625
  Trade accounts payable                         25,179         13,226
  Accrued expenses                               16,417         14,713
  Taxes, other than income taxes                  7,487          6,995
  Accrued payroll and related liabilities         5,267          5,013
  Short-term obligation (Note 4)                  1,600
  Current portion of long-term obligations
    (Notes 4 and 5)                               5,154         12,268
          Total current liabilities              88,801        107,540
LONG-TERM OBLIGATIONS (less current portion)
  (Notes 4 and 5):
  Notes, mortgage and bonds payable              23,721         21,508
  Capitalized lease obligations                   9,951          9,985
                                                 33,672         31,493

DEFERRED INCOME TAXES (Note 7)                    5,905          6,022

DEFERRED LEASE PAYMENTS AND OTHER (Note 5)        5,032          4,298

DEFERRED INCOME                                  16,366         16,859

COMMITMENTS AND CONTINGENCIES (Notes 3,5 and 9)

STOCKHOLDERS' EQUITY (Notes 4 and 8):
  Preferred stock, par value of $.10 per
    share; 2,000,000 shares authorized;
    none issued
  Common stock, par value of $.01 per
    share; 30,000,000 shares authorized;
    10,416,520 and 10,411,332 issued                104            104
  Additional paid-in capital                     56,112         56,021
  Retained earnings                              27,509         25,993
                                                 83,725         82,118
  Less common stock in treasury,
    22,000 shares at cost in 1994                  (148)
                                                 83,577         82,118
                                               $233,353       $248,330



See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)

                                              1994       1993       1992

Net sales                                   $363,603   $342,417   $331,133
Service charges and other income               9,659      8,938      9,458
                                             373,262    351,355    340,591
Costs and expenses (Notes 5 and 6):
Cost of sales                                247,423    233,715    226,319
Selling, general and
  administrative expenses                    103,571    103,675    105,044
Depreciation and amortization                  5,860      5,877      6,408
Interest expense (Note 4)                     10,238      8,524      6,965
Provision for unusual items (Note 3)           3,833      3,427      7,852
                                             370,925    355,218    352,588
       Income (loss) before income tax
         expense (benefit)                     2,337     (3,863)   (11,997)
Income tax expense (benefit)(Note 7)             821     (1,190)    (4,006)
       Net income (loss)                    $  1,516   $ (2,673)  $ (7,991)
Net income (loss) per common share          $    .15   $   (.26)  $   (.77)













See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars, except share data)
                                      Additional
                       Common Stock     Paid-In   Retained  Treasury
                     Shares    Amount   Capital   Earnings   Stock  Total
BALANCE,
  FEBRUARY 1, 1992  10,407,527   $104   $55,959   $36,657          $92,720
  Net loss                                         (7,991)          (7,991)
  Shares issued under
    stock option plan    4,000               29                         29
  Shares purchased and
   retired                (770)              (8)                        (8)
  Compensation expense
   related
    to stock option plan                    118                        118
  Purchase of 35,000 shares
    of treasury stock                                      $ (339)    (339)

BALANCE,
  JANUARY 30, 1993  10,410,757    104    56,098    28,666    (339)  84,529
  Net loss                                         (2,673)          (2,673)
  Shares issued under
    stock option plan    1,500               10                         10
  Shares purchased and
   retired                (925)              (7)                        (7)
  Net compensation benefit
    related to stock option plan            (43)                       (43)
  Purchase of 20,000 shares
    of treasury stock                                        (166)    (166)
  Contribution of 55,000
    shares of treasury stock
    to Retirement Savings Plan              (37)              505      468

BALANCE,
  JANUARY 29, 1994  10,411,332    104    56,021    25,993       0   82,118
  Net income                                        1,516            1,516
  Shares issued under
    stock option plan  13,500               94                         94
  Shares purchased
   and retired         (8,312)             (98)                       (98)
  Net compensation expense
    related to stock option plan            24                         24
  Purchase of 43,976 shares
    of treasury stock                                       (303)    (303)
  Contribution of 21,976
    shares of treasury stock
    to Retirement Savings Plan              71               155      226

BALANCE,
  JANUARY 28, 1995 10,416,520   $104   $56,112   $27,509  $ (148) $83,577


















See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
                                   1994         1993       1992
OPERATING ACTIVITIES:
Net income (loss)                  $  1,516     $ (2,673)  $ (7,991)
Adjustments:
  Depreciation and amortization       5,849        5,876      6,372
  Deferred income taxes                 876         (236)    (2,810)
  Deferred lease payments and other     734          619        372
  Deferred income                      (493)        (556)      (494)
  Net compensation expense (credit)
    related to stock option plan         24          (43)       118
  Provision for credit losses         2,052        2,164      2,557
  LIFO (benefit) provision           (3,202)         969      1,509
  Equity in the (income) losses of
    limited partnership                (160)         228        224
  Net loss from sale of assets            7           37          7
  Loss on securitization and sale of
    receivables (Note 2)                305
  Changes in operating assets and
    liabilities:
      Receivables (excluding receivables
        sold - Note 2)               (6,952)      (5,248)      (484)
      Merchandise inventories       (16,384)      (2,030)     3,165
      Other current and
       long-term assets                 (35)      (3,666)    (1,882)
      Other current and
        long-term liabilities        14,326        1,944      1,305

      Net cash provided by (used in)
        operating activities         (1,537)      (2,615)     1,968

INVESTING ACTIVITIES:
  Purchases of property and
   equipment                         (4,539)      (5,456)   (12,078)
  Proceeds from sale/leaseback
   arrangements and other
   property and equipment sales       1,881           13      1,359
  Distribution from limited
   partnership                          153

        Net cash used in
          investing activities       (2,505)      (5,443)   (10,719)

FINANCING ACTIVITIES:
  Change in restricted cash          (2,365)
  Changes in bank overdraft           4,228        1,774      3,851
  Proceeds from securitization
   and sale of receivables (Note 2)  40,000
 Proceeds from revolving lines of
  credit, short-term and long-term
  obligations                       369,888      113,741    124,578
 Principal payments on revolving
  lines of credit, short-term and
  long-term obligations            (405,762)    (107,353)  (121,930)
 Issuance of common stock pursuant
  to stock option plan                   94           10         29
 Shares purchased and retired           (98)          (7)        (8)

        Net cash provided by
          financing activities        5,985        8,165      6,520

INCREASE (DECREASE) IN CASH           1,943          107     (2,231)
CASH AT BEGINNING OF YEAR             1,213        1,106      3,337
CASH AT END OF YEAR               $   3,156     $  1,213   $  1,106

See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation - The consolidated financial statements of Gottschalks Inc. and Subsidiaries (the "Company") include the accounts of Gottschalks Inc., its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC" - Note 2), and Gottschalks Credit Card Master Trust ("GCC Trust" - Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1994, 1993 and 1992 ended on January 28, 1995, January 29, 1994 and January 30, 1993, respectively. Each of the three years contained 52 weeks.

     Restricted Cash - Restricted cash at January 28, 1995 relates to the receivables securitization program (Note 2) and consists of $2,120,000 designated under the prepayment option to reduce outstanding borrowings on the Variable Base Certificate subsequent to January 28, 1995 and $245,000 for the payment of monthly interest to the holders of Fixed Base Certificates. There was no restricted cash at January 29, 1994.

     Receivables Held for Securitization and Sale - Certain of the Company's customer credit card receivables were securitized and sold on March 30, 1994 (Note 2). Such receivables were classified as held for securitization and sale at January 29, 1994 and reported at the lower of aggregate cost or market value.

     Receivables - Receivables, excluding receivables sold as of January 28, 1995 and receivables held for securitization and sale as of January 29, 1994, consist primarily of customer credit card receivables and represent the Company's retained interest in receivables sold in connection with the receivables securitization program, receivables underlying the Variable Base Certificate and certain other receivables (Note 2). Such amounts include revolving charge accounts with terms which, in some cases, provide for payments exceeding one year. In accordance with usual industry practice such receivables are included in current assets. Service charge revenues associated with the Company's customer credit cards were $8,904,000, $8,100,000 and $8,578,000 in 1994, 1993 and 1992,
     respectively.

     The Company maintains reserves for possible credit losses based on the expected collectibility of all receivables, including receivables sold, and such losses have consistently been within management's expectations.

     Concentrations of Credit Risk - The Company has thirty-two department stores and twenty-four specialty stores with locations throughout California and in Washington, Oregon and Nevada. The Company extends credit to individual customers based on their credit worthiness and generally requires no collateral from such customers. Concentrations of credit risk with respect to the Company's credit card receivables are limited due to the large number of customers comprising the Company's customer base.

     Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 28, 1995 and exceeded the LIFO value of inventories by $3,202,000 at January 29, 1994.

     The Company includes in inventory the capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match sales with these related costs.

     Store Pre-Opening Costs - Store pre-opening costs represent certain expenditures incurred prior to the opening of new stores that are deferred and amortized generally on a straight-line basis not to exceed a twelve month period commencing with the store opening. Store pre-opening costs, net of accumulated amortization, of $724,000 at January 28, 1995 and $31,000 at January 29, 1994 are included in other current assets.

     Property and Equipment - Property and equipment is stated on the basis of cost or appraised value as to certain contributed land. Depreciation and amortization is computed by the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, land improvements and leasehold improvements and 3 to 15 years for furniture, fixtures and equipment. Amortization of buildings and equipment under capital leases is computed by the straight-line method over the life of the lease and is combined with depreciation in the consolidated statements of operations.

     Notes Receivable - Notes receivable consist primarily of amounts due from the sale of land and buildings by the Company. The notes are collateralized by a first or second priority interest in the property sold, bear interest at rates ranging from 9.0% to 12.0% and have maturity dates ranging from October 1995 through June 1999.

     Investment in Limited Partnership - The Company is the limited partner in a partnership that was formed for the purpose of acquiring the land and constructing and maintaining the building in which the Company's corporate headquarters are located. The Company made an initial capital contribution of $5,000,000 to acquire a 36% ownership interest in the partnership and receives favorable rental terms for the space occupied in the building. Of the initial $5,000,000 capital contribution, $1,413,000 was allocated to the investment in limited partnership based on the estimated fair market value of the land and building and the remaining $3,587,000 was allocated to prepaid rent and is being amortized to rent expense over the 20 year lease term.

     The Company accounts for its investment in the limited partnership on the equity method of accounting. As of January 28, 1995 and January 29, 1994, the investment was $968,000 and $961,000, respectively, and prepaid rent, net of accumulated amortization, was $2,756,000 and $3,005,000, respectively. Such amounts are included in other long-term assets. The Company's equity in the income of the partnership was $160,000 in 1994. The Company's equity in the losses of the partnership was $228,000 in 1993 and $224,000 in 1992. Such amounts are included in service charges and other income.

     Goodwill - The excess of acquisition costs over the fair value of the net assets acquired is amortized on a straight-line basis over 20 years.

     Deferred Income - Deferred income consists primarily of donated land and cash received as incentive to construct new stores. Land contributed to the Company is included in land and recorded at appraised fair market values. Contributed land and cash is recorded as deferred income and amortized to income over the average depreciable life of the related fixed assets built on the land with respect to locations that are owned by the Company, and over the terms of the related building leases with respect to locations that are leased by the Company, ranging from 32 to 70 years. No contributions of land or cash were received in 1994. Contributed land with an appraised fair market value of $1,015,000 was received in 1993.

     Leased Department Sales - Net sales include leased department sales of $25,985,000, $25,324,000 and $23,424,000 in 1994, 1993 and 1992,
     respectively. Cost of sales include related costs of $22,326,000, $21,825,000 and $20,061,000 in 1994, 1993 and 1992, respectively.

     Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards, using enacted tax rates in effect when the differences are expected to reverse.

     Net Income (Loss) Per Common Share - Net income (loss) per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding (if dilutive) which were 10,413,339, 10,377,201 and 10,410,162 in 1994, 1993 and 1992, respectively. The effect of common stock equivalents under the stock option plans were antidilutive in 1994, 1993 and 1992, and therefore not included.

     Non-Cash Transactions - The Company entered into a capital lease obligation of $683,000 in 1994 for leased equipment. The Company received a donation of land with an appraised fair market value of $1,015,000 in 1993 as incentive to construct a new store.

     Fair Value of Financial Instruments -  Financial Accounting Standards
     (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments. The carrying value of the Company's cash (including restricted cash and bank overdraft), receivables, trade payables and other accrued expenses, revolving lines of credit, short-term borrowings and stand-by letters of credit approximate their estimated fair values because of the short maturities of those instruments. The fair value of the Company's notes receivable are based on discounted cash flows. The fair value of the Company's notes, mortgage loan and bonds payable is estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The estimated fair value of the Company's notes receivable with an aggregate carrying value of $2,347,000 at January 28, 1995 is $1,789,000. The estimated fair value of the Company's notes, mortgage loan and bonds payable with an aggregate carrying value of $28,183,000 at January 28, 1995 is $28,434,000.

     Reclassifications - Certain amounts in the accompanying 1993 and 1992 consolidated financial statements have been reclassified to conform with the 1994 presentation.

2.   SECURITIZATION AND SALE OF RECEIVABLES

     The Company entered into an asset-backed securitization program on March 30, 1994. Under the program, all accounts receivable arising under the Company's private label customer credit cards, together with rights to all collections and recoveries on such receivables, are automatically sold, without recourse, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"). The Company services and administers the receivables in return for a monthly servicing fee.

     On March 30, 1994, GCC Trust sold, at par value, undivided ownership interests in certain of the receivables through the issuance of $40,000,000 principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors. On March 30, 1994, GCC Trust also issued a Subordinated Certificate in the amount of $7,620,000, and an Exchangeable Certificate in the amount of $4,640,000 to GCRC, representing GCRC's retained interest in the receivables as of that date. The outstanding principal balance of the Subordinated Certificate and the Exchangeable Certificate, totalling $7,619,000 and $269,000 at January 28, 1995, respectively, fluctuates depending on the level of the underlying receivables. Interest on the Fixed Base Certificates is payable on a monthly basis and the outstanding principal balance is to be repaid in equal monthly installments commencing September 1998 through September 1999, through the application of credit card receivable principal collections during that period.

     The Company used the $40,000,000 proceeds from the initial securitization and sale of the receivables to repay all outstanding borrowings under a pre-existing line of credit and long-term credit facility (Note 4) and to pay certain costs related to the securitization transaction. Such proceeds are reported as cash flows from financing activities during the year ended January 28, 1995 in the accompanying statement of cash flows. The Company recognized a loss of $305,000 in connection with the initial securitization and sale of these receivables, representing transaction costs in excess of the excess servicing retained by the Company related to the Fixed Base Certificates. The excess servicing asset related to the Fixed Base Certificates is amortized over the life of the related transaction.

     Under the terms of the program, the Company sold additional newly-generated receivables to GCRC subsequent to March 30, 1994 and through January 28, 1995, and certain of those receivables were subsequently conveyed to GCC Trust. Aggregate proceeds from such sales, totalling $146,000,000, were used to fund the working capital requirements of the Company and are reported, net of repayments received, as cash flows from operating activities during the year ended January 28, 1995 in the accompanying statement of cash flows.

     On September 16, 1994, GCC Trust also issued a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15,000,000 from GCC Trust to Bank Hapoalim. The Variable Base Certificate, representing certain receivables held by GCC Trust, excluding receivables underlying the Fixed Base Certificates and GCRC's retained interest, was issued as collateral for a revolving line of credit financing arrangement with Bank Hapoalim (Note 4). Receivables underlying the Variable Base Certificate totalled $17,857,000 at January 28, 1995. The Company has a prepayment option which enables it, at any time within three days notice, to prepay the Variable Base Certificate. Accordingly, the issuance of the Variable Base Certificate was accounted for as a financing in the accompanying financial statements.

     In addition to the Fixed and Variable Base Certificates, GCRC may, upon the satisfaction of certain conditions, offer additional series of certificates to be issued by GCC Trust. As of January 28, 1995, no such issuance has occurred.


 3.  PROVISION FOR UNUSUAL ITEMS

     The Company was the subject of a government investigation related to an employee benefit plan deduction (the "Income Tax Deduction") of $3,674,000 on its 1985 federal tax return and certain of its financial reporting practices. In July 1992, the Company pled guilty to certain criminal charges and paid fines totalling $1,500,000 to settle all federal criminal charges relating to the Income Tax Deduction and certain reports and registration statements filed by the Company with the Securities and Exchange Commission. In April 1994, the Company reached an agreement with the Commissioner of the Internal Revenue to settle all pending federal civil matters related to the Income Tax Deduction. Pursuant to the terms of the agreement, the Income Tax Deduction on the Company's 1985 federal tax return was disallowed. Such deduction was, however, allowed in subsequent years. In connection with the agreement, the Company paid a tax deficiency, interest and penalties totalling $2,282,000. The previously described amounts are included in the 1993 and 1992 consolidated statements of operations.

     The Company was party to three civil stockholder lawsuits related to the Income Tax Deduction and the Company's financial reporting practices and guilty pleas. In August 1994, the Company reached an agreement to settle all aspects of those lawsuits. The Company received final judicial approval of the terms of the settlement on February 1, 1995, and pursuant to the terms of the settlement, the Company funded $3,000,000 into an irrevocable trust on that date. The cost of the stockholder lawsuit settlement is included in the provision for unusual items in the 1994 consolidated statement of operations.

     The Company is also party to an unrelated lawsuit filed in 1992 against the Company by F&N Acquisition Corporation ("F&N") under which F&N seeks damages arising out of the Company's alleged breach of an oral agreement to purchase an assignment of a lease of a former Frederick and Nelson store location in Spokane, Washington. In addition, F&N is seeking an unspecified sum for its rejection of the next best offer to purchase the assignment of the lease. In 1992, F&N obtained a partial summary judgement against the Company under which the Company was ordered to pay F&N damages of $3,000,000 plus accrued interest from the date of the judgement. The partial summary judgement was reversed on November 21, 1994 and the matter was remanded to the Bankruptcy Court for further proceedings. Management's estimate of amounts that may be ultimately payable to F&N are included in the provision for unusual items in the 1993 and 1992 consolidated statements of operations. The Company is continuing to pursue the matter vigorously.

     Unusual items included in the Company's consolidated statements of operations of $3,833,000 in 1994, $3,427,000 in 1993 and $7,852,000 in
     1992, respectively, represents total costs, including legal and accounting fees and other costs, incurred with respect to the previously described matters. Management does not anticipate that any additional costs related to these matters that may be incurred will be material to the operating results of the Company.

     4.        DEBT

     The Company has two revolving line of credit arrangements providing for total borrowings of up to $65,000,000 through March 1997. The Company's primary revolving line of credit arrangement, providing for borrowings of up to $35,000,000 as of January 28, 1995, is with Shawmut Capital Corporation ("Shawmut" - formerly Barclays Business Credit, Inc). On March 31, 1995, Shawmut increased the amount available for borrowings under the line of credit to $50,000,000 through March 1997, with 40% of the available line of credit provided for by Wells Fargo Bank, N.A., ("Wells Fargo") through a participation agreement. This new line of credit arrangement (collectively the "Shawmut line of credit") also provides for an increase in the amount available for borrowings to $60,000,000 during the months of November and December of each year for seasonal inventory purchases. Borrowings under the Shawmut line of credit are limited to a restrictive borrowing base, which was in excess of $35,000,000 at January 28, 1995. Interest on outstanding borrowings is to be paid monthly at a rate equal to LIBOR, as determined by Shawmut, plus 3.0% (9.1% at January 28, 1995) through March 31, 1995, and LIBOR plus 2.8% thereafter. At January 28, 1995, $2,844,000 was outstanding under the line of credit arrangement with Shawmut.

     The arrangement with Shawmut originally required the Company to reduce outstanding indebtedness on the line of credit by $5.0 million on June 30, 1994 (extended to April 30, 1995). The Company repaid this amount, prior to its due date, in March 1995. The Shawmut arrangement also required the Company to repay all outstanding borrowings on the line of credit for thirty consecutive days during the period of December 1 to January 31 of each year. This requirement was shortened to seven consecutive days for fiscal 1994 and the Company met this requirement in January 1995. The line of credit arrangement with Shawmut, as amended on March 31, 1995, no longer contains such an annual repayment provision.


     The Company's revolving line of credit arrangement with Bank Hapoalim (Note 2) provides for additional borrowings of up to $15,000,000 through March 1997. Borrowings under the line of credit are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, are subject to any seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the line of credit is charged at a rate of LIBOR, as determined by the bank, plus 1.0%, not to exceed a maximum of 12.0% (6.8% at January 28, 1995). At January 28, 1995, $15,000,000 was outstanding under the line of credit with Bank Hapoalim.

     The weighted-average interest rate charged on the Company's various revolving line of credit arrangements was 7.1% in 1994, 6.5% in 1993 and 5.8% in 1992.

     The Company also has a short-term loan facility with Wells Fargo with an outstanding balance of $1,600,000 at January 28, 1995. The short-term loan, originally due June 30, 1994, was extended to April 30, 1995, and bears interest at a rate of 10 3/4%. The Company repaid the outstanding balance of the short-term obligation to Wells Fargo, prior to its maturity, in March 1995.

     Notes, mortgage and bonds payable consist of the following:

                                          January 28, January 29,
     (In thousands of dollars)               1995        1994
     Note payable to bank, payable in
       monthly installments of $193
       including interest at a rate
       10 3/4%, principal due and payable
       June 30, 1996; collateralized
       by certain real property,
       assets and certain property
       and equipment                    $18,200      $18,644

     Mortgage loan payable to financial
       institution, payable in monthly
       principal installments of $79
       plus interest at a rate of 10.45%,
       principal due and payable January 1,
       2002; collateralized by certain
       real property, assets and certain
       property and equipment            6,650

     Notes payable to financial
       institution, repaid in March 1994              10,633

     Commercial Revenue Bonds, payable
       in monthly installments of $57
       including interest at 8.55%,
       principal due December 1, 1995;
       collateralized by land and
       building                          3,055         3,443

     Other                                 278           439
                                        28,183        33,159
     Less current portion                4,462        11,651

                                       $23,721       $21,508

     In December 1994, the Company entered into a mortgage loan financing arrangement with Heller Financial, Inc. ("Heller"), collateralized by the real property, furniture, fixtures and equipment located at the Company's department store in Hanford, California. Proceeds from the arrangement, amounting to $6,650,000, were used to repay a portion of the short-term obligation with Wells Fargo, reduce outstanding borrowings on the Shawmut line of credit and pay certain costs associated with the financing arrangement.

     The notes payable to financial institution with an outstanding balance of $10,633,000 at January 29, 1994, were paid off by the Company in March 1994 with proceeds from the previously described securitization and sale of certain of the Company's customer credit card receivables (Note 2).

     The Commercial Revenue Bonds refer to City of San Luis Obispo Commercial Revenue Bonds, (E. Gottschalks & Co., Inc. Project) 1985 Series issued by the City of San Luis Obispo on December 1, 1985. The Company entered into a loan agreement with the City whereby the proceeds of the Bonds were used to finance the construction of the San Luis Obispo store.

     The scheduled annual principal maturities on all notes, mortgage loan and bonds payable are $4,462,000, $18,971,000, $950,000, $950,000 and
     $950,000 for 1995 through 1999, respectively.

     Debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and deferred and charged to operations as additional interest expense on a straight-line basis over the life of the related indebtedness. Deferred debt issuance costs, net of accumulated amortization, amounted to $1,757,000 at January 28, 1995 and $1,441,000 at January 29, 1994.

     Interest paid, net of amounts capitalized, was $8,608,000, $9,197,000 and $6,151,000 in 1994, 1993 and 1992, respectively. Capitalized interest expense was $68,000, $46,000 and $97,000 in 1994, 1993 and 1992,
     respectively.

     Certain of the Company's debt agreements contain various restrictive covenants including, but not limited to: restrictions on the payment of cash dividends, limitations of certain annual capital expenditures, maintenance of minimum quick, working capital, tangible net worth, total debt to tangible net worth and coverage ratios. In addition, certain of the agreements require the maintenance of minimum adjusted earnings from operations and interest earned ratios and minimum inventory and payables turnover rates. Certain of the covenants applicable to the Shawmut line of credit were revised during 1994 and in March 1995 in connection with the finalization of the new Shawmut line of credit arrangement. Such revisions were primarily to provide for additional capital expenditures and inventory purchases required for the new stores opened in 1994 and scheduled to be opened in 1995. Wells Fargo agreed to waive its rights with respect to violations of certain of the covenants applicable to its long-term loan facility arising out of the additional capital expenditures and inventory purchases through January 28, 1995, and revised the covenants in connection with the finalization of the new Shawmut line of credit arrangement. Accordingly, the Company classified the note payable to Wells Fargo with an outstanding balance of $18,200,000 at January 28, 1995 as long-term in the accompanying financial statements. As of January 28, 1995, the Company was in compliance with, or had received waivers for violations of, all applicable restrictive loan covenants under its various debt agreements.

5.   LEASES

     The Company leases certain retail department stores under capital leases that expire in various years through 2020. The Company also leases certain retail department stores, specialty stores, land, furniture, fixtures and equipment under noncancellable operating leases that expire in various years through 2027. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales in excess of specified minimum levels, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years.

     Certain of the Company's leases also provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the lease term and records the difference between expense charged to operations and amounts payable under the leases as deferred lease payments. Deferred lease payments were $4,688,000 at January 28, 1995 and $4,157,000 at January 29, 1994.

     Future minimum lease payments by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at January 28, 1995:

                              Capital Leases        Operating
(In thousands of dollars)  Buildings  Equipment     Leases
         1995                $ 1,430      $303      $ 10,342
         1996                  1,430       273        10,293
         1997                  1,430       204         9,505
         1998                  1,430                   9,294
         1999                  1,430                  10,714
         Thereafter           12,292                 105,046
         Total minimum
           lease payments     19,442       780      $155,194
         Amount representing
           interest           (9,457)     (122)
         Present value of
           minimum lease
           payments            9,985       658
         Less current portion   (459)     (233)
                             $ 9,526      $425

     Rental expense consists of the following:

(In thousands of dollars)      1994         1993       1992
     Operating leases:
       Buildings:
         Minimum rentals          $ 7,804      $ 7,472    $ 7,182
         Contingent rentals         1,142        1,118      1,154
       Fixtures and equipment       3,177        2,893      2,613
                                   12,123       11,483     10,949
       Contingent rentals on
         capital leases               605          581        743
                                  $12,728      $12,064    $11,692

     One of the Company's lease agreements contains a restrictive covenant pertaining to the debt to tangible net worth ratio with which the Company was in compliance at January 28, 1995.

6.   EMPLOYEE BENEFIT PLANS

     The Company has a Retirement Savings Plan (Plan) which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan. Under the Plan, employees may elect to have up to 10% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. The Company, at the discretion of the Board of Directors, may elect to make an annual discretionary contribution to the Plan of up to 2% of each participant's annual eligible compensation, subject to certain limitations. Participants are immediately vested in their voluntary contributions to the Plan and are 100% vested (25% per year) in the Company's matching contribution to the Plan after four years of continuous service. The Company recognized $250,000, $271,000 and $471,000 in expense representing the Company's annual discretionary contribution to the Plan in 1994, 1993 and 1992.

     A Voluntary Employee Beneficiary Association (VEBA) trust has been established by the Company for the purpose of funding employee vacation benefits. The Company paid such benefits on behalf of the VEBA in 1993 and 1992 and did not fund the VEBA during those years. The Company resumed funding the VEBA in 1994.

7.   INCOME TAXES

     The components of income tax expense (benefit) are as follows:

(In thousands of dollars)      1994        1993        1992
        Current:
        Federal               $ (19)      $  (955)   $(1,198)
        State                   (36)            1          2
                                (55)         (954)    (1,196)
     Deferred:
        Federal                 555          (130)    (2,105)
        State                   321          (106)      (705)
                                876          (236)    (2,810)

                              $ 821       $(1,190)   $(4,006)

     The principal sources of temporary differences and the related tax effect of each which increase (reduce) deferred taxes in determining the provision (benefit) for income taxes are as follows:


(In thousands of dollars)           1994        1993        1992
      Net operating loss
        carryforwards             $   572     $(2,532)   $(1,752)
      Accrued litigation costs       (766)       (984)      (980)
      General business credit
        carryforwards                (748)       (439)      (310)
      LIFO inventory reserve          792         195        (54)
      Accounting for leases           378         207        688
      Store pre-opening costs         300         (92)         8
      Deferred income                 200         635        147
      Depreciation                    179         683        922
      Workers' compensation           104         788       (664)
      State income taxes              (88)        474        (90)
      Accrued employee benefits       (87)        347       (158)
      Alternative minimum tax
        credit carryforwards          (30)        660        122
      Other items, net                 70        (178)      (689)
                                  $   876     $  (236)   $(2,810)

     The principal components of deferred tax assets and liabilities (in thousands of dollars) are as follows:

                                    January 28,              January 29,
                                       1995                    1994
                               Deferred   Deferred     Deferred   Deferred
                                 Tax        Tax           Tax        Tax
                               Assets   Liabilities    Assets   Liabilities
Current:
        Accrued litigation
          costs                  $ 2,730                 $ 1,964
        Vacation and health
          claims                     880                     872
        Credit losses                562                     532
        Accrued employee
          benefits                   260                     173
        State income taxes           296                     208
        LIFO inventory reserve              $ (2,592)              $ (1,800)
        Workers' compensation                   (228)                  (124)
        Supplies inventory                      (872)                  (874)
        Other items, net             291      (1,317)      1,023       (973)
                                   5,019      (5,009)      4,772     (3,771)
       Long-Term:
        Net operating loss
          carryforwards            3,811                   4,383
        General business
          credits                  1,989                   1,241
        Alternative minimum
          tax                        654                     624
        Depreciation expense                  (8,155)                (7,975)
        Accounting for leases        558      (3,473)        463     (3,265)
        Deferred income                       (1,335)                (1,135)
        Installment sales                       (521)                  (607)
        Other items, net             665         (98)        485       (236)
                                   7,677     (13,582)      7,196    (13,218)
                                 $12,696    $(18,591)    $11,968   $(16,989)

     Income tax expense (benefit) varies from the amount computed by applying the statutory federal income tax rate to the income (loss) before income taxes. The reasons for this difference are as follows:

                                  1994         1993        1992
      Statutory rate                35.0%      (35.0)%    (34.0)%
      Nondeductible penalties                    3.7        6.9
      Refunds for amended returns                          (5.7)
      Adjustments to previously
        filed amended returns        7.3
      Amortization of goodwill       1.7         1.0         .3
      Targeted jobs tax credit     (12.5)
      State income taxes, net of
        federal income tax benefit   7.3       ( 2.0)     ( 3.4)
      Other items, net             ( 3.7)        1.5        2.5
      Effective rate                35.1%      (30.8)%    (33.4)%


     The Company received income tax refunds, net of payments, of $1,670,000 and $921,000 in 1994 and 1993. Income tax refunds receivable were $1,555,000 at January 28, 1995 and $3,211,000 at January 29, 1994. At
     January 28, 1995, the Company has net operating loss carryforwards of $9,207,000 which expire in the years 2008 and 2009, and general business credits of $1,300,000 which expire in the years 2005 through 2010. The Company also has alternative minimum tax credits of $521,000 which may be used for an indefinite period. These carryforwards are available to offset future taxable income and are expected to be fully utilized.

8.   STOCK OPTION PLANS

     In 1986, the Company adopted an Employee Incentive Stock Option Plan (the "1986 ISO Plan") and an Employee Nonqualified Stock Option Plan (the "1986 Nonqualified Plan").

     The 1986 ISO Plan provided for the grant of options to three key officers of the Company to purchase up to 160,000 shares of the Company's common stock at a price equal to 100% or 110% of the market value of the common stock on the date of grant. All options under the ISO Plan must be exercised within five years of the date of grant.

     The 1986 Nonqualified Plan provided for the grant of options to purchase up to 510,000 shares of the Company's common stock to certain officers and key employees of the Company. Options granted under this plan generally become exercisable at a rate of 25% per year beginning on or one year after the grant date. The options are exercisable on a cumulative basis and expire no later than four or five years from the date of grant. The Company recognized compensation expense related to this plan, net of credits resulting from the forfeiture of certain of the options, of $24,000 in 1994 and $118,000 in 1992. The Company recognized a net credit to compensation expense related to this plan of $43,000 in 1993.

     On March 18, 1994, the Company adopted the 1994 Key Employee Incentive Stock Option Plan (the "1994 ISO Plan") and the 1994 Director Nonqualified Stock Option Plan (the "1994 Director Nonqualified Plan").

     The 1994 ISO Plan provides for the grant of options to purchase up to 500,000 shares of the Company's common stock to certain officers and key employees of the Company. Options granted under this plan may not be granted at less than 100% of the fair market value of such shares on the date the option is granted and become exercisable at a rate of 25% per year beginning one year after the date of the grant. The options are exercisable on a cumulative basis and expire no later than ten years after the date of the grant.

     The 1994 Director Nonqualified Plan provides for the grant of options to purchase up to 50,000 shares of the Company's common stock to the non-employee, non-affiliated directors of the Company. Options granted under this plan shall be granted at the fair market value of such shares on the date the option is granted and become exercisable at a rate of 25% per year beginning one year after the date of the grant. The options are exercisable on a cumulative basis and expire no later than ten years after the date of the grant.


     A summary of stock option activity related to the Company's stock option plans follows:

                                     1986                      1986
1986 Plans:                    Nonqualified Plan             ISO Plan
                           Shares     Option Price   Shares      Option Price
Outstanding at
   February 1, 1992        216,500  $4.00 to  $14.00  81,800  $10.73 to $15.54

   Granted                  25,000      $ 7.00
   Exercised                (4,000) $4.00 to  $14.00
   Cancelled               (31,000) $7.00 to  $14.00 (15,810)     $12.65

Outstanding at
   January 30, 1993        206,500  $7.00 to  $14.00  65,990  $10.73 to $15.54

   Granted                  40,000      $ 9.88
   Exercised                (1,500)     $ 7.00
   Cancelled               (55,000) $7.00 to  $14.00 (25,744)     $15.54

Outstanding at
   January 29, 1994        190,000  $7.00 to  $14.00  40,246      $10.73

   Granted
   Exercised               (13,500)     $ 7.00
   Cancelled               (17,000) $7.00 to  $14.00

Outstanding at
   January 28, 1995        159,500  $9.88 and $14.00  40,246      $10.73

Balances as of
   January 28, 1995:

   Exercisable             139,500  $9.88 and $14.00  40,246      $10.73
   Available for
     Future Grants          ---                        ---


                                     1994                    1994
1994 Plans:                        ISO Plan         Director Nonqualified Plan
                            Shares     Option Price  Shares       Option Price
Outstanding at
  January 29, 1994          ---                        ---

   Granted                 449,000   $9.88 to $10.87  20,000      $ 9.75
   Cancelled                (5,000)

Outstanding at
  January 28, 1995         444,000   $9.88 to $10.87  20,000      $ 9.75

Balances as of
  January 28, 1995:

  Exercisable               ---      $9.88 to $10.87   ---        $ 9.75
  Available for
    Future Grants           56,000                    30,000

9.   COMMITMENTS AND CONTINGENCIES

     In connection with the previously described lawsuit filed against the Company by F&N (Note 3), an additional complaint was filed against the Company by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick & Nelson store was located. The complaint seeks damages suffered by the mall due to the Company's failure to purchase and assume the Frederick & Nelson store lease. In April 1994, an agreement was signed by all parties involved in the F&N (Note 3) and Sabey lawsuits providing for the consolidation of the cases. Management believes the ultimate outcome of these cases, as consolidated, will not have a material adverse effect on the financial condition or results of operation of the Company.

     The Company arranges for the issue of letters of credit in the ordinary course of business pursuant to the terms of certain vendor contracts. As of January 28, 1995, the Company had outstanding letters of credit amounting to $4,945,000. Management believes the likelihood of non-performance under such contracts is remote.

     The Company opened three new stores in early 1995, and expects to open two additional stores in fiscal 1995. The estimated cost to open the new stores, net of amounts to be contributed by mall owners or developers of certain of the projects, is approximately $3,400,000.

     In addition to these matters and the matters discussed in Note 3 to the consolidated financial statements, the Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of its operations.


10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The Company's unaudited quarterly results of operations for 1993 reflects certain reclassifications to conform with 1994 presentation. The following is a summary of the unaudited quarterly results of operations for 1994 and 1993 (in thousands, except per share data):

                                     1994
     Quarter Ended       April 30  July 30   October 29  January 28

     Net sales         $70,221   $80,515    $78,835     $134,032
     Gross profit       22,185    24,929     26,687       42,379
     Income (loss)
       before income
       tax expense
       (benefit)        (3,778)   (5,807)      (859)      12,781
     Net income (loss)  (2,343)   (3,983)      (568)       8,410
     Net income (loss)
       per common share   (.22)     (.38)      (.05)         .81


                                     1993
Quarter Ended      May 1    July 31   October 30  January 29

     Net sales         $65,833   $76,223    $75,747     $124,614
     Gross profit       20,781    23,586     24,785       39,550
     Income (loss)
       before income
       tax expense
       (benefit)        (5,724)   (3,857)    (2,807)       8,525
     Net income (loss)  (3,606)   (2,430)    (1,768)       5,131
     Net income (loss)
       per common share   (.35)     (.23)      (.17)         .49


     The Company's quarterly results of operations for the three month period ended January 28, 1995 includes the following significant adjustments:
     (1) LIFO inventory reserve adjustment resulting in an increase to the gross margin of $3,202,000, (2) inventory shrinkage reserve adjustment resulting in an increase to the gross margin of $914,000 and (3) a decrease to workers' compensation reserves of $588,000.

     The Company's quarterly results of operations for the three month period ended January 29, 1994 includes the following significant adjustments: (1) LIFO inventory reserve adjustment resulting in a reduction to the gross margin of $969,000, (2) a charge to unusual items (Note 3) of $671,000 and
     (3) a decrease to workers' compensation and health insurance reserves of $869,000.

                             **********

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


                       GOTTSCHALKS INC. AND SUBSIDIARIES



_____________________________________________________________________________

COL. A        COL. B        COL. C         COL. D        COL. E         COL. F
_____________________________________________________________________________
Description
                                  ADDITIONS
            Balance at   Charged to      Charged to               Balance at
            Beginning    Costs and     Other Accounts  Deductions    End of
            of Period    Expenses         Describe      Describe     Period

Year ended January 28, 1995:
  Deducted from asset
  accounts:
  Allowance
   for doubtful
   accounts.  $1,248,421 $2,054,562 (1)              $2,005,752(2)  $1,297,231
  Allowance
   for vendor
   claims
   receivable $  300,000 $ (202,000)(5)                             $   98,000
  Allowance
   for notes
   receivable.$   50,000 $  100,000 (4)                             $  150,000


 Year ended January 29, 1994:
  Deducted from asset
  accounts:
  Allowance
   for doubtful
   accounts.  $1,233,231 $2,188,626 (1)              $2,173,436(2)  $1,248,421
  Allowance
   for vendor
   claims
   receivable.$  325,000 $  (25,000)(5)                             $  300,000
  Allowance
   for notes
   receivable.$   50,000                                            $   50,000

 Year ended January 30, 1993:
  Deducted from asset
  accounts:
  Allowance
   for doubtful
   accounts.. $1,300,000 $2,459,334 (1)              $2,526,103(2)  $1,233,231
  Allowance
   for vendor
   claims
   receivable $  276,746 $   48,254 (3)                             $  325,000
  Allowance
   for notes
   receivable.$        0 $   50,000 (4)                             $   50,000


Notes:

(1)  Provision for loss on credit sales.

(2)  Uncollectible accounts written off, net of recoveries.

(3)  Provision for uncollectible vendor claims receivable.

(4)  Provision for uncollectible portion of note receivable.

(5)  Reduction in provision for uncollectible vendor claims receivable.


                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 27, 1995                  GOTTSCHALKS INC.


                                       By: s/Joseph W. Levy
                                       Joseph W. Levy
                                       Chairman and Chief
                                       Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                Title                    Date

                          Chairman and Chief
                          Executive Officer
                          (principal executive
s/Joseph W. Levy          officer)                    April 27, 1995
Joseph W. Levy


                          Vice Chairman of
s/Gerald H. Blum          the Board                   April 27, 1995
Gerald H. Blum


                          President, Chief
s/Stephen J. Furst        Operating Officer           April 27, 1995
Stephen J. Furst          and Director


                          Senior Vice President
                          and Chief Financial
s/Alan A. Weinstein       Officer (principal          April 27, 1995
Alan A. Weinstein         financial and
                          accounting officer)



s/O. James Woodward III   Director                    April 27, 1995
O. James Woodward III




s/Bret W. Levy            Director                    April 27, 1995
Bret W. Levy



s/Sharon Levy             Director                    April 27, 1995
Sharon Levy



s/Joseph J. Penbera       Director                    April 27, 1995
Joseph J. Penbera



s/Fred Ruiz               Director                    April 27, 1995
Fred Ruiz



s/Max Gutmann             Director                    April 27, 1995
Max Gutmann