Form 10-Q
period 1995-04-29
GOTTSCHALKS INC
filed 1995-06-13
CIK 790414

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549
                             __________
                              FORM 10-Q



 X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for Quarterly period ended April 29, 1995

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

The number of shares of the Registrant's common stock outstanding as of April 29, 1995 was 10,416,520.

INDEX


GOTTSCHALKS INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION                   Page No.
Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance sheets -
           April 29, 1995 and January 28, 1995                   3

        Consolidated statements of operations -
          thirteen weeks ended April 29, 1995 and
           April 30, 1994                                        4

        Condensed consolidated statements of cash flows -
           thirteen weeks ended April 29, 1995 and
           April 30, 1995                                        5

        Notes to condensed consolidated financial
          statements - thirteen weeks ended April 29, 1995
           and April 30, 1994                                 6-10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations        11-20


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                       21

Item 6. Exhibits and Current Report on Form 8-K                 21

SIGNATURES                                                   22








PART I. FINANCIAL INFORMATION

Item I. GOTTSCHALKS INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
        (In thousands of dollars)
                              April 29,     January 28,
                                1995           1995
                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                 $  3,277         $  3,156
  Cash held by GCC Trust                    245            2,365
  Receivables - net (Note 2)             19,918           30,436
  Merchandise inventories (Note 3)       97,362           80,678
  Other                                  13,055           10,066
                  Total current assets  133,857          126,701

PROPERTY AND EQUIPMENT                  133,629          129,626
  Less accumulated depreciation
    and amortization                     37,307           35,817
                                         96,322           93,809
OTHER LONG-TERM ASSETS                   11,861           12,843
                                       $242,040         $233,353
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit (Note 4)   $ 20,697         $ 17,844
  Bank overdraft                          9,476            9,853
  Trade accounts payable                 22,727           25,179
  Accrued expenses                       13,655           23,904
  Accrued payroll and related
    liabilities                           4,770            5,267
  Short-term obligation
    (paid March 1995)                                      1,600
  Current portion of long-term
    obligations (Note 4)                  5,017            5,154
             Total current liabilities   76,342           88,801

LONG-TERM OBLIGATIONS
(less current portion):
  Revolving line of credit (Note 4)      20,000
  Notes, mortgage and bonds payable
    (Note 4)                             24,143           23,721
  Capitalized lease obligations           9,768            9,951
                                         53,911           33,672

DEFERRED INCOME (Note 5)                 19,795           16,366

DEFERRED LEASE PAYMENTS AND OTHER        11,623           10,937

CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock                              104              104
  Additional paid-in capital             55,918           55,964
  Retained earnings                      24,347           27,509
                                         80,369           83,577
                                       $242,040         $233,353

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - NOTE 1)
(In thousands of dollars, except share data)

                                     Thirteen Weeks
                                        Ended
                             April 29,       April 30,
                               1995            1994

Net sales                         $77,934          $70,221
Service charges
  & other income                    3,041            2,282
                                   80,975           72,503
COSTS & EXPENSES:
  Cost of sales                    55,381           48,036
  Selling, general
    & administrative
    expenses                       26,202           23,961
  Depreciation &
    amortization                    1,859            1,389
  Interest expense                  2,633            2,627
  Provision for unusual
    items (Note 6)                                     268
                                   86,075           76,281
     LOSS BEFORE INCOME TAX
       BENEFIT                     (5,100)          (3,778)

Income tax benefit                 (1,938)          (1,435)

      NET LOSS                    $(3,162)         $(2,343)

Net loss per common share         $  (.30)         $  (.22)

Weighted average number
  of common shares
  outstanding                      10,416           10,413






See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands of dollars)

                                    Thirteen Weeks
                                        Ended
                                 April 29,    April 30,
                                  1995         1994
OPERATING ACTIVITIES:

  Net loss                               $ (3,162)     $ (2,343)

  Adjustments to reconcile net
    loss to net cash used in
    operating activities                  (15,816)       (9,211)

      Net cash used in
        operating activities              (18,978)      (11,554)

INVESTING ACTIVITIES:

  Purchases of property and
    equipment                             (10,699)         (379)

  Reimbursements received for
    purchases of property and
    equipment                               6,700

      Net cash used in
        investing activities               (3,999)         (379)

FINANCING ACTIVITIES:

  Proceeds from issuance of the
    Fixed Base Certificates (Note 2)                     40,000

  Proceeds from revolving lines
    of credit and long-term
    obligations                           129,118        53,706

  Principal payments on revolving lines
    of credit, short-term and long-term
      obligations                        (107,763)      (83,341)

  Changes in bank overdraft and other       1,743         2,868

      Net cash provided by
        financing activities               23,098        13,233

INCREASE IN CASH                              121         1,300

CASH AT BEGINNING OF YEAR                   3,156         1,213

CASH AT END OF PERIOD                    $  3,277      $  2,513


See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks Ended
April 29, 1995 and April 30, 1994

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week periods ended April 29, 1995 and April 30, 1994 are not necessarily indicative of the results that may be expected for the year ended February 3, 1996, because of the seasonal nature of the Company's business and the Company's LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note
3). It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

The condensed consolidated balance sheet at January 28, 1995 has been derived from the audited consolidated financial statements at that date.

2.    RECEIVABLES SECURITIZATION PROGRAM

As described more fully in the Company's 1994 Annual Report on Form 10-K, the Company entered into a five-and-a-half-year asset backed securitization program in March 1994. Under the program, the Company automatically sells, without recourse, all of its accounts receivable arising under its private label customer credit cards, together with rights to all collections and recoveries on such receivables, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust") to be used as collateral for securities previously issued to investors. The Company services and administers the receivables in return for a monthly servicing fee.

In March 1994, fractional undivided ownership interests in certain of the receivables were sold through the issuance of $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors. Interest on the Fixed Base Certificates is earned by the Certificateholders on a monthly basis and the outstanding principal balance is to be repaid in equal monthly installments commencing September 1998 through September 1999, through the application of credit card receivable principal collections during that period. The issuance of the Fixed Base Certificates was accounted for as a sale for financial reporting purposes. Accordingly, the $40.0 million of receivables underlying those certificates and the corresponding obligations are excluded from the accompanying financial statements.

In 1994, a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million was also issued to Bank Hapoalim as collateral for a revolving line of credit financing arrangement with that bank (Note 4). The issuance of the Variable Base Certificate was accounted for as a financing transaction and, accordingly, receivables underlying the Variable Base Certificate, totalling $6,548,000 at April 29, 1995, are included in receivables reported in the accompanying financial statements. Such receivables also include receivables underlying the Exchangeable and Subordinated
Certificates, representing GCRC's retained interest in receivables sold in connection with the issuance of the Fixed Base Certificates, totalling $1,868,000 and $7,619,000 at April 29, 1995, respectively, and $3,883,000 of receivables and vendor claims that did not meet certain eligibility requirements of the program as of April 29, 1995.

Under the program, collections of receivables through August 1998 are automatically reinvested by GCRC in the purchase of newly-generated receivables from the Company. The principal portion of such collections are transferred to Shawmut Capital Corporation ("Shawmut") to repay outstanding borrowings on the Company's line of credit with Shawmut (Note 4). The finance charge portion of such collections are used first to pay monthly interest earned by the Fixed Base Certificateholders and then to pay monthly interest due on outstanding borrowings under the line of credit with Bank Hapoalim and certain other costs associated with the transaction.

3.    MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. The Company also includes in its valuation of inventories certain indirect merchandise purchasing, handling and storage costs required to be capitalized under uniform capitalization ("UNICAP") rules. Current cost, which approximate replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 28, 1995.

The Company uses department store price indexes published by the Bureau of Labor
Statistics ("BLS") to value its inventories under the LIFO method. Currently, a valuation of inventory under the LIFO method is made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO adjustment.

4.    DEBT

The Company has two revolving line of credit arrangements that provide working capital financing of up to $65.0 million through March 1997. The Company's primary revolving line of credit arrangement is with Shawmut Capital Corporation ("Shawmut") and provides for borrowings of up to $50.0 million through March 1997, increasing to $60.0 million during the months of November and December of each year for seasonal inventory purchases. Interest on outstanding borrowings is charged at a rate equal to LIBOR, as determined by Shawmut, plus 2.8% (9.1% at April 29, 1995). At April 29, 1995, the maximum amount available for borrowings of $35.2 million, as limited by a restrictive borrowing base, was outstanding under the line of credit with Shawmut. Of this amount, $20.0 million is classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount within one year of the balance sheet date.

The Company's revolving line of credit arrangement with Bank Hapoalim (Note 2) provides for borrowings of up to $15.0 million through March 1997. Borrowings under the line of credit are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, are subject to any seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the line of credit is charged at a rate of LIBOR, as determined by the bank, plus 1.0%, not to exceed a maximum of 12.0% (7.1% at April 29, 1995). At April 29, 1995, the maximum amount available for borrowings of $5.5 million was outstanding under the line of credit with Bank Hapoalim.

The Company has long-term loan facilities with Wells Fargo Bank, N.A., ("Wells Fargo") and Heller Financial, Inc. ("Heller"). The long-term loan with Wells Fargo, due June 30, 1996, bears interest at a rate of 10 3/4% and had an outstanding loan balance of $18.1 million at April 29, 1995. Management either expects to refinance this obligation over a longer maturity period or replace it with another long-term financing arrangement in the near-term. The long-term mortgage loan with Heller, due January 1, 2002, bears interest at a rate of 10.45% and had an outstanding loan balance of $6.4 million at April 29, 1995. The
Company also has Commercial Revenue Bonds, due December 1, 1995, with outstanding balances totalling $3.0 million at April 29, 1995. Management expects to repay the bonds with additional long-term financings.


Certain of the Company's financing arrangements contain various restrictive loan covenants. The Company was in violation of one covenant applicable to its Shawmut line of credit at April 29, 1995 and Shawmut has agreed to waive its rights with respect to that violation as of that date.

5.    DEFERRED INCOME

The Company received $4.0 million in April 1994 as incentive to enter into a lease for one of the new stores opened during the first quarter of 1995. Pursuant to the arrangement, the $4.0 million was applied towards the purchase of inventory for the new store. The arrangement provides that in the event gross sales at that location are below a minimum specified amount as of the end of the fifth year of the lease, either the Company or the landlord may elect to terminate the lease at that time. In such an event, the Company would be required to repay the $4.0 million to the landlord. The $4.0 million received has been recorded as deferred income for financial reporting purposes in the accompanying financial statements.

6.    CONTINGENCIES AND PROVISION FOR UNUSUAL ITEMS

As described more fully in the Company's 1994 Annual Report on Form 10-K, the Company was party to three civil stockholder lawsuits related to an income tax deduction on its 1985 federal tax return, certain of its financial reporting practices and its guilty pleas to certain criminal charges arising out of these matters. The Company's Consolidated Statement of Operations for the first quarter of 1994 includes a provision for unusual items of $268,000, consisting primarily of legal fees and other costs incurred in connection with those lawsuits. The stockholder litigation was settled in August 1994 and a provision of $3.5 million, representing the cost of the settlement and related legal fees and other costs was included in the Company's results of operations for the second quarter of 1994. No costs in excess of previously accrued amounts have been incurred. In accordance with the terms of the settlement, the Company funded $3.0 million into an irrevocable trust in February 1995.

The Company is also party to a lawsuit filed in 1992 by F&N Acquisition Corporation ("F&N") under which F&N seeks damages arising out of the Company's alleged breach of an oral agreement to purchase an assignment of a lease of a former Frederick and Nelson store location in Spokane, Washington. In addition, F&N is seeking an unspecified sum for its rejection of the next best offer to purchase the assignment of the lease. In 1992, F&N received a partial summary judgement against the Company under which the Company was ordered to pay F&N damages of $3.0 million plus accrued interest from the date of the judgement. The judgement was reversed in 1994, however, and remanded to the United States District Court for the Western District of Washington for further proceedings. Management's estimate of amounts that may ultimately be payable to F&N were previously accrued in fiscal 1993 and 1992. In connection with the F&N lawsuit, an additional complaint was filed against the Company by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick and Nelson store was located. The F&N and Sabey lawsuits were combined in May 1995. The Company is continuing to pursue these matters vigorously. Management does not believe that any additional costs that may be incurred in connection with the previously described lawsuits, as combined, will be material to the operating results of the
Company.

GOTTSCHALKS INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND   RESULTS OF
OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements.

Thirteen Weeks Ended April 29, 1995 Compared To Thirteen Weeks Ended April 30, 1994

Results of Operations

As described more fully below, the Company's operating results in the first quarter of 1995 were negatively impacted by unusually cold and rainy weather conditions and competitive pressures during the period, resulting in lower than expected sales and pressures on its gross margin. The Company's operating results in the first quarter of 1995 were also negatively impacted by higher costs associated with opening two new stores in the fourth quarter of 1994 and three new stores in the first quarter of 1995. These factors were partially offset by increased service charge income and a reduction of selling, general and administrative expenses as a percent of net sales during the period.

Management believes competitive pressures on its gross margin will continue and is attempting to modify its merchandising strategy and implement new merchandise-related programs in its efforts to increase sales and improve its gross margin. Management is also continuing efforts to counteract the pressures on its gross margin by attempting to further reduce operating costs as a percent of net sales through the implementation of cost containment programs designed to impact each operating expense category of the Company and by continuing to focus on enhancing service charges and other revenues of the Company.

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations, expressed as a percent of net sales:

                                     First Quarter  First Quarter
                                         1995           1994

Net sales                               100.0%         100.0%
Service charges and other income          3.9            3.2
                                        103.9          103.2
Costs and expenses:
  Cost of sales                          71.1           68.4
  Selling, general and
    administrative expenses              33.6           34.1
  Depreciation and amortization           2.3            2.0
  Interest expense                        3.4            3.7
  Provision for unusual items                             .4
                                        110.4          108.6

LOSS BEFORE INCOME TAX BENEFIT           (6.5)          (5.4)

  Income tax benefit                     (2.5)          (2.0)

NET LOSS                                 (4.0)%         (3.4)%

Net Sales

Net sales increased $7.7 million to $77.9 million in the first quarter of 1995 as compared to $70.2 million the first quarter of 1994, an 11.0% increase. Comparable store sales, negatively impacted by both unusually cold and rainy weather conditions and significant store remodeling projects in progress at three of the Company's Gottschalks stores during the period, decreased 2.9% in the first quarter of 1995. The increase in net sales in the first quarter of 1995 reflects additional sales volume generated from five new Gottschalks stores not open during the prior year's first quarter, including new stores opened in Oakhurst and Sacramento, California in October and November 1994, respectively, and new stores opened in Auburn, California, Carson City, Nevada and San Bernardino, California, in February, March and April 1995, respectively.

Management is continuing efforts to increase sales volume through the controlled expansion of the Company and is attempting to improve market share in the Company's existing market areas through the development of new sales and customer-service related programs. The Company currently intends to open three additional new Gottschalks stores during the third and fourth quarters of 1995, including two new stores in Tracy and Watsonville, California, and one new replacement store in Visalia, California. (See "Liquidity and Capital Resources.")

Service Charges and Other Income

Service charges and other income increased $700,000 to $3.0 million in the first quarter of 1995 as compared to $2.3 million the first quarter of 1994, an increase of 30.4%. As a percent of net sales, service charges and other income increased to 3.9% in the first quarter of 1995 as compared to 3.2% in the first quarter of 1994.

Service charges associated with the Company's customer credit cards increased approximately $500,000 to $2.8 million in the first quarter of 1995 as compared to $2.3 million the first quarter of 1994, an increase of 21.7%. This increase is primarily attributable to an increase in the late charge fee assessed on delinquent customer credit accounts, effective January 1995, which resulted in increasing late charge fees by $471,000 in the first quarter of 1995 as compared to the first quarter of 1994.

Other income, consisting primarily of the amortization of deferred income, was $200,000 in the first quarter of 1995 as compared to expense of $25,000 in the first quarter of 1994, an increase of $225,000. This increase primarily relates to $94,000 of interest income on certain refundable deposits recognized during the first quarter of 1995 as compared to a non-recurring loss of $200,000 recognized in connection with the receivables securitization program during the first quarter of 1994. (See "Liquidity and Capital Resources").

Cost of Sales

Cost of sales increased $7.4 million to $55.4 million in the first quarter of 1995 as compared to $48.0 million the first quarter of 1994, an increase of 15.4%. The Company's gross margin percent decreased to 28.9% in the first quarter of 1995 as compared to 31.6% in the first quarter of 1994.

This decrease in gross margin percent relates primarily to an increase in markdowns as a percent of net sales due to (i) the liquidation of mens, womens and junior spring and summer apparel earlier in the spring season than is typically required as a result of adverse weather conditions and competitive pressures during the period; (ii) strong promotional activity related to new store openings during the period; and (iii) increased use of coupons and special pricing on certain merchandise as a means to direct customers into more profitable departments and increase sales volume.

The Company's interim gross margin percent may not be indicative of its gross margin percent for a full year, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year. Management believes the Company's fiscal 1995 LIFO adjustment will not materially affect its fiscal 1995 results of operations. Although the Company realized a benefit from its fiscal 1994 LIFO adjustment, no such similar benefit can be realized in fiscal 1995 because the Company's LIFO reserve for financial reporting purposes was eliminated as a result of the 1994 LIFO adjustment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million to $26.2 million in the first quarter of 1995 as compared to $24.0 million in the first quarter of 1994, an increase of 9.2%. As a percent of net sales, selling, general and administrative expenses decreased to 33.6% in the first quarter of 1995 as compared to 34.1% in the first quarter of 1994. Although the Company has continued to realize the benefit of spreading its overhead costs over an increasing selling base as a result of the new store openings in 1994 and in the first quarter of 1995, the Company did experience increases in payroll and advertising costs as a percent of net sales during this period. These increases are primarily associated with a higher average rate of pay and higher advertising rates associated with certain of the market areas entered into in connection with those new store openings. In addition, these increases relate to increased promotional activity designed to improve sales volume.

The Company is continuing to implement new programs on an ongoing basis designed to reduce or control expenses associated with each operating expense category of the Company. Although the Company generally incurs higher payroll and advertising costs in connection with its new stores, management expects to continue to be able to leverage its other selling, general and administrative costs against higher sales volume as a result of the three additional planned store openings in the third and fourth quarters of fiscal 1995.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $500,000 to $1.9 million in the first quarter of 1995 as compared to $1.4 million in the first quarter of 1994, an increase of 35.7%. As a percent of net sales, depreciation and amortization expense increased to 2.3% in the first quarter of 1995 as compared to 2.0% in the first quarter of 1994. These increases resulted primarily from an increase in depreciation expense and the amortization of new store pre-opening costs as a result of completing and opening the new stores late in 1994 and in the first quarter of 1995. Costs associated with the opening of new stores are generally deferred and amortized on a straight-line basis not to exceed a twelve month period.

Management expects depreciation expense and the amortization of store pre-opening costs as a percent of net sales will continue to increase during the remainder of fiscal 1995 as a result of completing and opening the three additional planned stores in the third and fourth quarters of 1995.


Interest Expense

Interest expense remained unchanged at $2.6 million in the first quarters of
1995
and 1994. Because of the increase in sales volume, interest expense as a percent of net sales decreased to 3.4% in the first quarter of 1995 as compared to 3.7% in the first quarter of 1994. The components of interest expense shifted during this period. Increases in interest expense resulting from an increase in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit, (8.0% in the first quarter of 1995 as compared to 6.9% in the first quarter of 1994), increased borrowings under those lines of credit and additional interest expense associated with the Fixed Base Certificates and mortgage loan entered into in 1994 were fully offset by lower interest resulting from the refinancing of a long-term credit facility with proceeds from the issuance of the Fixed Base Certificates in the first quarter of 1994 and the reversal of previously recognized loan fees no longer payable as a result of such refinancing. (See "Liquidity and Capital Resources.")

Provision for Unusual Items

The provision for unusual items was $268,000 in the first quarter of 1994. As described more fully in the Company's 1994 Annual Report on Form 10-K and Note 6 to the Condensed Consolidated Financial Statements, such amounts consisted primarily of legal fees and other costs incurred in connection with stockholder litigation against the Company which was settled in August 1994 and paid February
1995. All costs associated with such settlement were fully reflected in the Company's results of operations for the second quarter of 1994, and no additional costs in excess of such amounts have been incurred.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The interim effective tax credit of (38.0%) for the first quarters of 1995 and 1994 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rate for the fiscal year.

Net Loss

As a result of the foregoing, the Company recorded a net loss of $3.2 million in the first quarter of 1995 as compared to a net loss of $2.3 million in the first quarter of 1994. Prior to unusual items and income taxes, the operating loss was
$5.1 million in the first quarter of 1995 as compared to $3.5 million in the first quarter of 1994.


Liquidity and Capital Resources

Net cash used in operating activities was $19.0 million in the first quarter of 1995 as compared to $11.6 million in the first quarter of 1994, an increase of $7.4 million. This increase is primarily attributable to increased inventory requirements for new stores opened during the period, less $4.0 million received during the first quarter of 1995 as incentive to open one of those new stores (see Note 5 to the Condensed Consolidated Financial Statements). The increase in inventory also resulted from lower than expected sales, in addition to planned seasonal increases in inventory levels. The cash used by the increase in inventory was partially offset by a decrease in customer credit card and other receivables during the period. The decrease in credit card receivables is also primarily seasonal in nature, in that receivables are typically at their highest level following the Christmas selling season and decline thereafter as customers repay their account balances. Net cash used in operating activities in the first quarter of 1995 also includes the payment of $3.0 million into an irrevocable trust in accordance with the terms of the settlement of the previously described stockholder litigation.

Net cash used in investing activities was $4.0 million in the first quarter of 1995 as compared to $379,000 in the first quarter of 1994, an increase of $3.6 million. Net cash used in investing activities in the first quarter of 1995 consisted primarily of capital expenditures for tenant improvements, construction costs and furniture, fixtures and equipment associated with new and certain existing store locations, less amounts received as reimbursement for certain of those expenditures. Such amounts were provided for primarily by proceeds from a long-term borrowing arrangement entered into in the previous fiscal year. Net cash used in investing activities in the first quarter of 1994 consisted primarily of expenditures for information system improvements and additional enhancements to the Company's POS and computer processing capabilities.

Net cash provided by financing activities was $23.1 million in the first quarter of 1995 as compared to $13.2 million in the first quarter of 1994, an increase of $9.9 million. Net cash provided by financing activities in the first quarter of 1995 consisted primarily of proceeds from the Company's revolving lines of credit, net of repayments made on its various credit facilities during the period. Net cash provided by financing activities in the first quarter of 1994 included borrowings on the Company's lines of credit and was partially offset by the application of the $40.0 million proceeds received through the issuance of the Fixed Base Certificates to repay all outstanding borrowings under a pre-existing line of credit and long-term borrowing arrangement and to pay certain costs associated with the transaction.


Working capital increased $19.6 million to $57.5 million at April 29, 1995 as compared to $37.9 million at January 28, 1995. The Company's current ratio increased to 1.75:1 at April 29, 1995 as compared to 1.43:1 at January 28, 1995. The improved current ratio reflects the reclassification of $20.0 million of outstanding borrowings under the Company's line of credit arrangement with Shawmut to long-term pursuant to changes in certain provisions of the arrangement.

A significant portion of the Company's working capital is provided for under a five-and-a-half year asset-backed securitization program entered into in March 1994. Under the program, the Company automatically sells all of its accounts receivable generated under its private label customer credit cards, together with rights to all collections and recoveries on such receivables, without recourse, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"), to be used for collateral for securities previously issued to investors.

In March 1994, fractional undivided ownership interests in certain of the receivables were sold through the issuance of $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors. The $40.0 million proceeds from the issuance of the Fixed Base Certificates were used to repay outstanding borrowings under certain pre-existing financing arrangements and to pay certain costs associated with the transaction. Interest is earned by the Fixed Base Certificateholders on a monthly basis and the outstanding principal balance is to be repaid in equal monthly installments commencing September 1998 through September 1999, through the application of credit card principal collections during that period. In 1994, a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") was also issued in the principal amount of up to $15.0 million to Bank Hapoalim as collateral for a revolving line of credit financing arrangement with Bank Hapoalim.

Under the program, collections of receivables though August 1998 are automatically reinvested by GCRC in the purchase of newly-generated receivables from the Company. The principal portion of such collections are transferred from GCRC to Shawmut Capital Corporation ("Shawmut") on behalf of the Company to repay outstanding borrowings on the line of credit with Shawmut. The finance charge portion of such collections are used first to pay monthly interest payable to the
Fixed Base Certificateholders and then to pay monthly interest associated with outstanding borrowings under the line of credit with Bank Hapoalim and certain other costs associated with the program.


The Company has two revolving line of credit arrangements that provide working capital financing of up to $65.0 million through March 1997. The Company's primary revolving line of credit arrangement is with Shawmut Capital Corporation ("Shawmut"), and provides for borrowings of up to $50.0 million through March 1995, increasing to $60.0 million during the months of November and December of each year for seasonal inventory purchases. Interest on outstanding borrowings is charged at a rate equal to LIBOR, as determined by Shawmut, plus 2.8% (9.1% at April 29, 1995). At April 29, 1995, the maximum amount available for borrowings of $35.2 million, as limited by a restrictive borrowing base, was outstanding under the line of credit arrangement with Shawmut. Of that amount, $20.0 million is classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount within one year of the balance sheet date.

The Company's revolving line of credit arrangement with Bank Hapoalim provides for borrowings of up to $15.0 million through March 1997. Borrowings under the line of credit are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, are subject to any seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the line of credit is charged at a rate of LIBOR, as determined by the bank, plus 1.0%, not to exceed a maximum of 12.0% (7.1% at April 29, 1995). At April 29, 1995, the maximum amount available for borrowings of $5.5 million was outstanding under the line of credit with Bank Hapoalim.

The Company's primary long-term financing arrangements are with Wells Fargo
Bank,
N.A. ("Wells Fargo") and Heller Financial, Inc. ("Heller"). The Company also has Commercial Revenue Bonds, due December 1, 1995, with outstanding balances totalling $3.0 million at April 29, 1995. The long-term loan with Wells Fargo, due June 30, 1996, bears interest at a rate of 10 3/4% and had an outstanding balance of $18.1 million at April 29, 1995. As described more fully below, management expects to repay $8.0 million of the Wells Fargo loan with proceeds from a sale and leaseback arrangement expected to be finalized in the near-term. Management also expects to either refinance the remaining portion of the Wells Fargo loan and the Commercial Revenue Bonds over a longer maturity period or to replace the obligations with other long-term financing arrangements in the near-term. The long-term mortgage loan with Heller, due January 1, 2002, bears interest at a rate of 10.45% and had an outstanding loan balance of $6.4 million at April 29, 1995.

Certain of the Company's financing arrangements contain various restrictive loan covenants. The Company was in violation of one covenant applicable to its Shawmut line of credit at April 29, 1995 and Shawmut has agreed to waive its rights with respect to such violation.

Management is currently negotiating the sale and leaseback of its department store located in Capitola, California during the second quarter of 1995. The Capitola store currently has a lis pendes filed on it in connection with the UML Financial Corporation Case. (See Part II, Item I, "Legal Proceedings.") The Capitola store location is currently included in the collateral pool underlying the long-term loan with Wells Fargo. Accordingly, the $11.6 million proceeds expected to be received from the proposed transaction must first be used to repay
$8.0 million of the outstanding balance of the Wells Fargo loan, to release the collateral. The remaining $3.6 million is expected to be used to pay certain costs associated with the transaction and to fund the Company's expansion and remodeling program. No significant gain or loss for financial reporting purposes is expected to be recognized in connection with the proposed transaction.

The Company's 1995 expansion and remodeling program included the opening of a new
40,000 square foot department store in Auburn, California, a new 204,000 square foot department store in San Bernardino, California and a new 58,000 square foot department store in Carson City, Nevada, during the first quarter of 1995. The Company also expects to open a new 113,000 square foot department store in Tracy,
California, a new 75,000 square foot department store in Watsonville, California and a new 150,000 square foot department store in Visalia, California, as a replacement for an existing store at that location, by the end of 1995. The Company also has store remodeling projects at five of its store locations currently in progress. As of April 29, 1995, the estimated remaining cost to complete such projects, net of amounts to be contributed by mall owners or developers of certain of the projects, is $2.7 million. Such costs are expected to be provided for primarily with proceeds from the previously described sale and leaseback arrangement. The Company continually investigates potential sites for new stores, and capital expenditure plans may change as opportunities for new stores develop. The opening of new stores is subject to a variety of conditions precedent and other factors. As a result, there can be no assurance that such stores will in fact be opened or that their opening will not be delayed.

During the first quarter of 1995, the Company's liquidity was adversely affected by its operating results, new store construction and pre-opening costs and inventory levels in excess of anticipated amounts. The Company's short-term liquidity position improved shortly after the end of the quarter, however, as a result of a temporary increase to its line of credit availability received from Shawmut and the reduction of inventory to planned levels. Additional amounts are also expected to become available for borrowings under the line of credit with Bank Hapoalim as a result of a projected increase in the underlying receivables. In addition to the previously described sale and leaseback arrangement, management is also evaluating an additional long-term financing arrangement to be collateralized by certain of the Company's owned store locations, and expects to finalize such an arrangement during the second half of fiscal 1995. Management believes the previously described financing arrangements, combined with the contemplated financing arrangement, will provide the Company with adequate funds for its needs. Management is continuing to evaluate additional alternative financing sources on an ongoing basis.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As described more fully in Part I, Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended January 28, 1995, the Company is the defendant in a lawsuit filed in California Superior Court for the County of Fresno (UML Financial Corporation and M.J.M and Associates, Inc. v. Gottschalks Inc., et al., Case No. 514020 7). The plaintiffs allege breach of contract, fraud, deceit and promissory estoppel in connection with an alleged agreement for
certain sale-leaseback financing involving six of the Company's department stores and unspecified equipment. The plaintiffs seek specific performance as well as monetary damages and have filed notices of lis pendens on the Company's stores in Capitola, Eureka and Yuba City, California. The Company moved to expunge the lis pendens and a hearing on its motion was held on June 8, 1995. The Court has not yet ruled on the Company's motion. The Company is vigorously defending this case and management does not believe that the ultimate outcome of this case will have a material adverse effect upon the financial condition or results of operations of the Company.

The lawsuits filed against the Company by the Frederick and Nelson Acquisition Corporation and the Sabey Corporation have been consolidated into one action pending in the United States District Court for the Western District of Washington (CitiBank, N.A. v. Gottschalks Inc. and Sabey Corporation v. Gottschalks Inc., Case No. C95-1862). The origin of lawsuits is described more fully in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:


 Exhibit No.         Description

   10.40 Waiver Agreement dated May 12, 1995, by and between Gottschalks Inc. and Shawmut Capital
                Credit Corporation.

   27       Financial Data Schedule


(b) The Company did not file a Current Report on Form 8-K during the thirteen week period ended April 29, 1995.


                             SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Gottschalks Inc.
                                   (Registrant)




  June 13, 1995
                            s/Joseph W. Levy
                          Joseph W. Levy, Chairman and Chief
                          Executive Officer (principal executive
                          officer)




  June 13, 1995
                          s/Alan A. Weinstein
                         Alan A. Weinstein, Senior Vice
                         President and Chief Financial Officer
                          (principal accounting and financial
                          officer)