Form 10-Q
period 1995-10-28
GOTTSCHALKS INC
filed 1995-12-12
CIK 790414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1995

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT

For the transition period from _________________ to ______________________.

Commission file number     1-09100


                                                      Gottschalks Inc.

     (Exact name of Registrant as specified in its charter)


                   Delaware
              77-0159791
 (State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)              (NO.)


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

The number of shares of the Registrant's common stock outstanding as of October 28, 1995 was 10,416,520.

INDEX


GOTTSCHALKS INC. AND SUBSIDIARIES


                                                           Page
No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

    Condensed consolidated balance sheets -
      October 28, 1995 and January 28, 1995                      2

    Consolidated statements of operations -
      thirteen weeks and thirty-nine weeks ended
      October 28, 1995 and October 29, 1994                      3

    Condensed consolidated statements of cash flows -
      thirty-nine weeks ended October 28, 1995 and
      October 29, 1994                                          4

    Notes to condensed consolidated financial
      statements - thirteen weeks and thirty-nine
      weeks ended October 28, 1995 and October 29, 1994       5 - 8

Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations           9-19

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                 20



SIGNATURES                                                       21











PART I. FINANCIAL INFORMATION

Item I.     GOTTSCHALKS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

 (In thousands of dollars)
                                October 28, 1995  January 28,1995
                                     (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash                            $    4,529        $    3,156
  Cash held by GCC Trust               1,191             2,365
  Receivables - net (Note 2)          19,861            30,436
  Merchandise inventories (Note 3)   123,601            80,678
  Other                               18,302            10,066
          Total current assets       167,484           126,701

PROPERTY AND EQUIPMENT (Note 6)      126,432           129,626
  Less accumulated depreciation
    and amortization                  38,656            35,817
                                      87,776            93,809
OTHER LONG-TERM ASSETS                11,412            12,843
                                    $266,672          $233,353
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit
    (Note 4)                        $  53,118          $ 17,844
  Bank overdraft                       12,691             9,853
  Trade accounts payable               34,349            25,179
  Accrued expenses                     14,082            23,904
  Accrued payroll and related
    liabilities                         4,887             5,267
  Short-term obligation
    (paid March 1995)                       0             1,600
  Current portion of long-term
    obligations (Note 4)                4,895             5,154
          Total current liabilities   124,022            88,801

LONG-TERM OBLIGATIONS (less current portion):
  Notes and bonds payable (Note 4)     25,960            23,721
  Capitalized lease obligations         9,401             9,951
                                       35,361            33,672

DEFERRED INCOME (Notes 5 and 6)        20,381            16,366
DEFERRED LEASE PAYMENTS AND OTHER      11,623            10,937
CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Common stock                            104              104
  Additional paid-in capital           55,953           55,964
  Retained earnings                    19,228           27,509
                                       75,285           83,577
                                     $266,672         $233,353

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)
                          Thirteen Weeks         Thirty-Nine Weeks
                             Ended                      Ended
                      October 28, October 29,   October 28,  October 29,
                         1995        1994          1995         1994
Net sales             $86,066      $78,835      $255,884      $229,571
Service charges
 & other income         2,616        2,265         8,383         6,979
                       88,682       81,100       264,267       236,550
COSTS & EXPENSES:
  Cost of sales        58,634       52,148       178,409       155,770
  Selling, general
    & administrative
    expenses           30,061       26,133        85,237        76,053
  Depreciation &
    amortization        2,156        1,368         5,962         4,126
  Interest expense      2,932        2,310         8,015         7,212
  Provision for unusual
    items (Note 7)                                               3,833
                       93,783       81,959       277,623       246,994

LOSS BEFORE INCOME
    TAX BENEFIT        (5,101)        (859)      (13,356)      (10,444)

Income tax benefit     (1,937)        (291)       (5,075)       (3,550)


NET LOSS              $(3,164)     $  (568)     $ (8,281)     $ (6,894)

Net loss per common
  share              $   (.30)     $  (.05)     $   (.80)     $  (.66)

Weighted average
  number of common
  shares outstanding   10,416       10,417         10,416       10,415

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)
                                          Thirty-Nine Weeks
                                               Ended
                                      October 28,   October 29,
                                        1995              1994
OPERATING ACTIVITIES:
  Net loss                           $  (8,281)       $  (6,894)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities               (26,844)         (16,211)
       Net cash used in operating
         activities                    (35,125)         (23,105)

INVESTING ACTIVITIES:
  Purchases of property and
    equipment                          (27,970)          (2,429)
  Reimbursements received for
    purchases of property and
      equipment                         14,976
  Proceeds from sale/leaseback
    arrangements (Note 6)               11,600            1,469
  Other                                     65
       Net cash used in  investing
         activities                     (1,329)            (960)

FINANCING ACTIVITIES:
  Proceeds from issuance of Fixed
    Base Certificates (Note 2)                           40,000
  Proceeds from revolving lines
    of credit and other financings
     (Note 4)                          390,297          231,882
  Principal payments on revolving lines
    of credit and other financings
     (Notes 4 & 6)                   (355,193)        (259,202)
  Bank overdraft and other              2,723           12,067
      Net cash provided by financing
        activities                     37,827           24,747

INCREASE IN CASH                        1,373              682

CASH AT BEGINNING OF YEAR               3,156            1,213

CASH AT END OF PERIOD              $    4,529        $   1,895

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks and Thirty-Nine Weeks Ended October 28, 1995 and October 29,
1994

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended October 28, 1995 are not necessarily indicative of the results that may be expected for the year ending February 3, 1996, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 3). It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.

The condensed consolidated balance sheet at January 28, 1995 has been derived from the audited consolidated financial statements at that date. Certain reclassifications have been made to 1994 amounts to conform with 1995 presentation.

2.      RECEIVABLES SECURITIZATION PROGRAM

As described more fully in the Company's 1994 Annual Report on Form 10-K, the Company entered into a five-and-a-half-year asset-backed securitization program in March 1994. Under the program, the Company automatically sells, without recourse, all of its accounts receivable arising under its private label customer credit cards, together with rights to all collections and recoveries on such receivables, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities previously issued to investors. The Company services and administers the receivables in return for a monthly servicing fee.

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

In 1994, a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million was also issued to Bank Hapoalim as collateral for a revolving line of credit financing arrangement with that bank (Note 4). The issuance of the Variable Base Certificate was accounted for as a financing transaction and, accordingly, receivables underlying the Variable Base Certificate, totalling $7.7 million at October 28, 1995, are included in receivables reported in the accompanying financial statements. As of October 28, 1995, such receivables also included $6.7 million of receivables representing GCRC's retained interest in receivables sold in connection with the issuance of the Fixed Base Certificates and $5.5 million of receivables and vendor claims that did not meet certain eligibility requirements of the program.

3.      MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in its valuation of inventories certain indirect merchandise purchasing, handling and storage costs in conformity with uniform capitalization ("UNICAP") rules. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 28, 1995. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment.

4.      DEBT

The Company has a revolving line of credit arrangement with Fleet Capital Corporation ("Fleet" - formerly Shawmut Capital Corporation) which provides for borrowings of up to $66.0 million through March 1997. Borrowings under the line of credit are limited to 60% of eligible merchandise inventories during the months of August 1995 through January 1996 and May 1996 through September 1996 (50% during all other months). Interest on outstanding borrowings is charged at a rate equal to LIBOR, as determined by Fleet, plus 2.8% through August 9, 1995 and LIBOR plus 3.4% thereafter (9.38% at October 28, 1995). The maximum amount available for borrowings under the line of credit was $66.0 million as of October 28, 1995, of which $46.6 million was outstanding as of that date.

The Company's revolving line of credit arrangement with Bank Hapoalim (Note 2) provides for borrowings of up to $15.0 million through March 1997. Borrowings under the line of credit are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, the Company's borrowing capacity under the line of credit is subject to seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the line of credit is charged at a rate of LIBOR, as determined by the bank, plus 1.0% (6.88% at October 28, 1995). At October 28, 1995, $6.5 million, which was the maximum amount available for borrowings as of that date was outstanding under the line of credit with Bank Hapoalim.

On October 4, 1995, the Company finalized three fifteen-year mortgage loans with Midland Commercial Funding ("Midland"), and on October 10, 1995, finalized a fourth such mortgage loan. The mortgage loans, collectively the "Midland loans", are collateralized by the land, buildings and leasehold improvements of four of the Company's department stores. The $20.0 million total proceeds from the arrangements were used to repay the $9.8 million outstanding balance of a pre-existing long-term loan with Wells Fargo Bank, N. A., ("Wells Fargo"), with the remaining $10.2 million used to reduce outstanding borrowings under the Fleet line of credit and pay certain costs associated with the transaction. Monthly principal payments on the mortgage loans are based on twenty-five year amortization schedules and interest is charged at fixed rates ranging from 9.23% to 9.39%.

The Company also has a long-term loan facility with Heller Financial, Inc. ("Heller"), due January 1, 2002, which bears interest at a rate of 10.45% and had an outstanding loan balance of $5.9 million at October 28, 1995 and 8.55% Commercial Revenue Bonds, due December 1, 1995, with outstanding balances totalling $2.7 million at October 28, 1995. The Company repaid the Commercial Revenue Bonds upon their maturity with proceeds from a 90-day note payable to Wells Fargo Bank in the amount of $2.7 million. The note payable, due on March 5, 1996, is collateralized by the Company's department store in San Luis Obispo, California and bears interest at a rate of 1/4% above the prime rate of interest.

The Company received a total of $1.3 million during the first three quarters of 1995 in connection with two of its fiscal 1995 store openings for the purpose of financing fixture and equipment expenditures at those locations. The $1.3 million is to be repaid over ten-year maturity periods at interest rates ranging from 5.0% to 10.0%.

As described more fully in the Company's 1994 Annual Report of Form 10-K, certain of the Company's debt agreements contain various restrictive covenants. The Company was in compliance with all such restrictive covenants as of October 28, 1995. Management expects, however, to be in violation of certain of the covenants applicable to the Fleet facility as of the end of fiscal 1995. Fleet has agreed to forebear such expected violations as of the end of fiscal 1995.

5.      DEFERRED INCOME

The Company received $4.0 million in April 1995 as an incentive to enter into a lease in connection with one of the fiscal 1995 new store openings. The arrangement provides that in the event gross sales at that location are below a minimum specified amount as of the end of the fifth year of the lease, the lessor may elect to terminate the lease at that time. In such an event, the Company would be required to repay the $4.0 million to the lessor. Management believes the likelihood the lease will be terminated by the lessor after the fifth year of the lease is remote. The $4.0 million received has been recorded as deferred income for financial reporting purposes in the accompanying financial statements.




6.      SALE AND LEASEBACK ARRANGEMENT

On June 27, 1995, the Company sold the land, building and leasehold improvements comprising its department store in Capitola, California and subsequently leased the department store back under a twenty-year lease with four five-year renewal options. The lease has been accounted for as an operating lease for financial reporting purposes. The $11.6 million proceeds received from the sale were used to reduce the outstanding balance of the Company's long-term loan payable to Wells Fargo by $8.0 million (Note 4), with the remaining $3.6 million used to reduce outstanding borrowings under the Company's line of credit arrangement with Fleet and pay certain costs associated with the transaction. The gain associated with the sale, totalling $416,000, has been deferred for financial reporting purposes and is being amortized on a straight-line basis over the twenty-year lease term.

7.      CONTINGENCIES AND PROVISION FOR UNUSUAL ITEMS

As described more fully in the Company's 1994 Annual Report on Form 10-K, the provision for unusual items in the Company's Consolidated Statements of Operations for the first three quarters of 1994 includes a provision of $3.5 million representing costs incurred in connection with an agreement to settle the stockholder litigation previously pending against the Company and related legal fees and other costs. The Company funded $3.0 million into an irrevocable trust in February 1995 in accordance with the terms of the final settlement agreement. No costs in excess of such amounts previously accrued have been incurred.

The Company is also party to a lawsuit filed in 1992 by F&N Acquisition Corporation ("F&N") under which F&N seeks damages arising out of the Company's alleged breach of an oral agreement to purchase an assignment of a lease of a former Frederick and Nelson store location in Spokane, Washington. In addition, F&N is seeking an unspecified sum for its rejection of the next best offer to purchase the assignment of the lease. In 1992, F&N received a partial summary judgement against the Company under which the Company was ordered to pay F&N damages of $3.0 million plus accrued interest from the date of the judgement. The judgement was reversed in 1994, however, and remanded to the United States District Court for the Western District of Washington for further proceedings. Management's estimate of amounts that may ultimately be payable to F&N were previously accrued in fiscal 1993 and 1992. In connection with the F&N lawsuit, an additional complaint was filed against the Company by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick and Nelson store was located. The F&N and Sabey lawsuits were combined in May 1995 and the lawsuits are scheduled for trial in April 1996. Management does not believe that any additional costs that may be incurred in connection with the previously described lawsuits, as combined, will be material to the operating results of the Company.

GOTTSCHALKS INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND   RESULTS OF
OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements.

Thirteen Weeks Ended October 28, 1995 Compared To Thirteen Weeks Ended October 29, 1994

Results of Operations

The Company recorded a net loss of $3.2 million in the third quarter of 1995 as compared to a net loss of $568,000 in the third quarter of 1994. The Company's results of operations in the third quarter of 1995 were negatively impacted by lower than expected comparable store sales, a lower gross margin, increased promotional costs and higher selling, general and administrative, pre-opening and interest costs associated with the opening of two new stores in the fourth quarter of 1994 and six new stores (including one replacement store) in the first three quarters of 1995. These factors were partially offset by increased service charge income as a percent of net sales during the period.

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations as a percent of net sales:

                                Third Quarter   Third Quarter
                                  1995                 1994

Net sales                         100.0%             100.0%
Service charges & other income      3.0                2.8
                                  103.0              102.8
Costs and Expenses:
  Cost of sales                    68.1               66.1
  Selling, general &
    administrative expenses        34.9               33.1
  Depreciation & amortization       2.5                1.8
  Interest expense                  3.4                2.9
                                  108.9              103.9

LOSS BEFORE INCOME TAX BENEFIT     (5.9)              (1.1)

  Income tax benefit               (2.2)              (0.4)

NET LOSS                           (3.7)%             (0.7)%


Net Sales

Net sales increased $7.3 million to $86.1 million in the third quarter of 1995 as compared to $78.8 million the third quarter of 1994, a 9.3% increase. This increase reflects additional sales volume generated from the opening of eight new Gottschalks stores (including one new larger replacement store for a pre-existing store) since the same period of the prior year. New stores opened in California during that period include: Oakhurst (October 1994), Sacramento (November 1994), Auburn (February 1995), San Bernardino (April 1995), a replacement for the Company's store in Visalia (August 1995), Watsonville (August 1995) and Tracy (October 1995). The Company also opened its first store in Nevada in March 1995 in Carson City.

Comparable store sales decreased by 6.7% in the third quarter of 1995. This decrease is due, in part, to sluggish fall and winter apparel and certain seasonal home merchandise sales resulting from unseasonably warm weather conditions in many of the Company's market areas during the period. In addition, intense pricing competition, including competition from two financially troubled retailers operating in certain of the Company's market areas, negatively impacted sales at the Company's stores in those areas.

Service Charges and Other Income

Service charges and other income increased approximately $300,000 to $2.6 million in the third quarter of 1995 as compared to $2.3 million the third quarter of 1994, an increase of 13.0%. As a percent of net sales, service charges and other income increased to 3.0% in the third quarter of 1995 as compared to 2.8% in the third quarter of 1994.

Service charges associated with the Company's customer credit cards increased approximately $500,000 to $2.5 million in the third quarter of 1995 as compared to $2.0 million the third quarter of 1994, an increase of 25.0%. This increase is primarily attributable to an increase to the late charge fee assessed on delinquent customer credit accounts, effective January 1995, which resulted in increasing late charge fees by $336,000 in the third quarter of 1995 as compared to the third quarter of 1994. Credit sales as a percent of total sales have also continued to improve, increasing to 44.9% in the third quarter of 1995 as compared to 42.6% in the third quarter of 1994, primarily due to aggressive credit solicitation activities associated with new store openings.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, was approximately $100,000 in the third quarter of 1995 as compared to approximately $300,000 in the third quarter of 1994, a decrease of $200,000. This decrease is primarily related to a $175,000 reserve for a general business claim.

Cost of Sales

Cost of sales increased $6.5 million to $58.6 million in the third quarter of 1995 as compared to $52.1 million the third quarter of 1994, an increase of 12.5%. The Company's gross margin percent decreased to 31.9% in the third quarter of 1995 as compared to 33.9% in the third quarter of 1994.

This decrease in gross margin percent is primarily due higher levels of markdowns reflecting (i) the earlier discounting of men's, womens' and junior fall and winter apparel necessitated by the unusually warm weather conditions as compared to the same period of the prior year; (ii) competitive pressures in certain of the Company's market areas during the period, including pricing policies of two financially troubled retailers; and (iii) promotional activity related to new store openings during the period.

The Company's interim gross margin percent may not be indicative of its gross margin percent for a full year, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year. Management believes the Company's fiscal 1995 LIFO adjustment will not materially affect its fiscal 1995 results of operations. Although the Company realized a benefit from its fiscal 1994 LIFO adjustment, no such similar benefit can be realized in fiscal 1995 because the Company's LIFO reserve for financial reporting purposes was eliminated as a result of its 1994 LIFO adjustment.

Management believes the Company's gross margin will continue to be pressured both by intense competition and pricing pressures from other department and specialty stores, discount retailers and outlet malls, and as a result of changing consumer spending patterns. Management is continuing efforts to implement a variety of strategies designed to counteract these pressures, including tight controls over inventory levels, shifting inventories into more profitable lines of business based on current trends and the implementation of enhanced information systems and new technology as a means to reduce inventory related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.0 million to $30.1 million in the third quarter of 1995 as compared to $26.1 million in the third quarter of 1994, an increase of 15.3%. As a percent of net sales, selling, general and administrative expenses increased to 34.9% in the third quarter of 1995 as compared to 33.1% in the third quarter of 1994. This increase is primarily due to lower than expected sales volume, in addition to higher payroll and advertising costs associated with certain new stores opened since the same period of the prior year. The Company has also experienced an increase in building and equipment rental expense as a result of the sale and leaseback financing of the Capitola store in June 1995 and enhanced POS terminal and information systems equipment leased during the year.

Although the Company generally incurs higher payroll and advertising costs as a percent of net sales in connection with its new stores, such costs generally decline as the stores mature over a two to three year period. The Company is continuing to implement programs on an ongoing basis designed to reduce or control expenses associated with each operating expense category of the Company in order to reduce the impact these higher short-term costs have on the Company's operating results.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, increased approximately $800,000 to $2.2 million in the third quarter of 1995 as compared to $1.4 million in the third quarter of 1994. This increase resulted from the amortization of new store pre-opening costs, which increased by $800,000 in the third quarter of 1995 as a result of completing and opening eight new stores (including one replacement store) since the same period of the prior year. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales decreased to 1.6% in the third quarter of 1995 as compared to 1.7% in the third quarter of 1994. This decrease was due to lower depreciation expense resulting from the sale and leaseback of the Company's department store in Capitola, California, in June 1995 and its mainframe computer in September 1994.

Store pre-opening costs represent certain costs associated with the opening of new stores. Such costs are deferred and amortized generally on a straight-line basis not to exceed a twelve month period. Management expects the amortization of new store pre-opening costs as a percent of net sales to continue to increase during the remainder of fiscal 1995 and during the first half of fiscal 1996 as a result of the new stores completed and opened during the year.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased approximately $600,000 to $2.9 million in the third quarter of 1995 as compared to $2.3 million in the third quarter of 1994, or 26.1%. As a percent of net sales, interest expense increased to 3.4% in the third quarter of 1995 as compared to 2.9% in the third quarter of 1994. The dollar increase in interest expense resulted from an increase in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit, (9.2% in the third quarter of 1995 as compared to 7.9% in the third quarter of 1994), increased borrowings under those lines of credit to fund increased inventory requirements associated with new stores and additional interest expense associated with the Midland mortgage loan (October 1995) and Heller note payable (December 1994). These increases were partially offset by lower interest on long-term borrowings as a result of the application of proceeds from the Midland mortgage financing and the Capitola sale and leaseback arrangement. ("See Liquidity and Capital Resources.")

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The interim effective tax credit of (38.0%) for the third quarter of 1995 and (34.0%) for the third quarter of 1994 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rate for those fiscal years.

Thirty-Nine Weeks Ended October 28,1995 Compared To Thirty-Nine Weeks Ended October 29, 1994

Results of Operations

The Company recorded a net loss of $8.3 million in the first three quarters of 1995 as compared to a net loss of $6.9 million in the first three quarters of 1994. The Company's operating results in the first three quarters of 1995 were negatively impacted by lower than expected comparable store sales, a lower gross margin, higher promotional costs and higher selling, general and administrative, pre-opening and interest costs associated with opening two new stores in the fourth quarter of 1994 and six new stores (including one replacement store) in the first three quarters of 1995. These factors were partially offset by increased service charge income.

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations, expressed as a percent of net sales:


                                    Three Quarters          Three Quarters
                                         1995                     1994

Net sales                              100.0%                   100.0%
Service charges & other income           3.3                      3.0
                                       103.3                    103.0
Costs and expenses:
  Cost of sales                         69.7                     67.8
  Selling, general & administrative
    expenses                            33.3                     33.1
  Depreciation & amortization            2.3                      1.8
  Interest expense                       3.2                      3.1
  Provision for unusual items                                     1.7
                                       108.5                    107.5

LOSS BEFORE INCOME TAX BENEFIT          (5.2)                    (4.5)

  Income tax benefit                    (2.0)                    (1.5)

NET LOSS                                (3.2)%                   (3.0)%




Net Sales

Net sales increased $26.3 million to $255.9 million in the first three quarters of 1995 as compared to $229.6 million the first three quarters of 1994, an increase of 11.5%. This increase reflects additional sales volume generated from eight new Gottschalks stores (including one larger replacement store) since the same period of the prior year.

Comparable store sales decreased by 3.7% during the first three quarters of 1995 due, in part, to unusual variances in weather conditions in many of the Company's market areas during the period. Spring and summer apparel sales were weak due to unusually cold and rainy weather conditions early in the spring season, and unseasonably warm weather in the fall and winter seasons resulting in sluggish fall and winter apparel and certain seasonal home merchandise sales. In addition, intense pricing competition, including competition from two financially troubled retailers operating in certain of the Company's market areas, negatively impacted sales at the Company's stores in those areas.

Service Charges and Other Income

Service charges and other income increased $1.4 million to $8.4 million in the first three quarters of 1995 as compared to $7.0 million the first three quarters of 1994, an increase of 20.0%. As a percent of net sales, service charges and other income increased to 3.3% in the first three quarters of 1995 as compared to 3.0% in the first three quarters of 1994.

Service charges associated with the Company's customer credit cards increased approximately $1.5 million to $7.9 million in the first three quarters of 1995 as compared to $6.4 million the first three quarters of 1994, an increase of 23.4%. This increase is primarily attributable to an increase in the late charge fee assessed on delinquent customer credit accounts, effective January 1995, which resulted in increasing late charge fees by $1.0 million in the first three quarters of 1995 as compared to the first three quarters of 1994. Credit sales as a percent of total sales have also continued to improve, increasing to 45.3% in the first three quarters of 1995 as compared to 42.1% in the first three quarters of 1994, as a result of aggressive credit solicitation activities associated with new store openings.

Other income, which includes the amortization of deferred income and other miscellaneous and expense items, was approximately $500,000 in the first three quarters of 1995 as compared to approximately $600,000 in the first three quarters of 1994, a decrease of $100,000.

Cost of Sales

Cost of sales increased $22.6 million to $178.4 million in the first three quarters of 1995 as compared to $155.8 million the first three quarters of 1994, an increase of 14.5%. The Company's gross margin percent decreased to 30.3% in the first three quarters of 1995 as compared to 32.2% in the first three quarters of 1994.

This decrease in gross margin percent relates primarily to an increase in markdowns as a percent of net sales due to (i) heavy discounting of men's, womens' and junior spring and summer apparel necessitated by unusually cold and rainy weather conditions in the spring and unseasonably warm weather conditions during the fall and winter selling seasons; (ii) competitive pressures in certain of the Company's market areas during the period, including pricing policies of two financially troubled retailers; (iii) the clearance of certain spring and summer merchandise in connection with a modification of the Company's merchandising strategy; and (iv) promotional activity related to new store openings during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $9.1 million to $85.2 million in the first three quarters of 1995 as compared to $76.1 million in the first three quarters of 1994, an increase of 12.0%. As a percent of net sales, selling, general and administrative expenses increased to 33.3% in the first three quarters of 1995 as compared to 33.1% in the first three quarters of 1994. This increase is primarily due to lower than expected sales volume, in addition to higher payroll and advertising costs as a percent of net sales associated with certain new stores opened since the same period of the prior year. The Company has also experienced an increase in building and equipment rental expense as a result of the sale and leaseback financing of the Capitola store in June 1995 and enhanced POS terminal and information system equipment leased during the year.

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million to $6.0 million in the first three quarters of 1995 as compared to $4.1 million in the first three quarters of 1994, an increase of 46.3%. This increase resulted from the amortization of new store pre-opening costs, which increased by $1.9 million during the first three quarters of 1995 as a result of completing and opening eight new stores (including one replacement store) since the same period of the prior year. This increase was partially offset by lower depreciation expense resulting from the sale and leaseback of the Company's department store in Capitola, California, in June 1995 and its mainframe computer in September 1994. Excluding the amortization of store pre-opening costs, depreciation and amortization expense as a percent of net sales decreased to 1.6% in the first three quarters of 1995 as compared to 1.8% in the first three quarters of 1994.

Interest Expense

Interest expense increased $800,000 to $8.0 million in the first three quarters of 1995 as compared to $7.2 million in the first three quarters of 1994, an increase of 11.1%. Because of the increase in sales volume, interest expense as a percent of net sales increased to 3.2% of net sales in the first three quarters of 1995 as compared to 3.1% in the first three quarters of 1994. The dollar increase in interest expense resulted from an increase in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit, (8.77% in the first three quarters of 1995 as compared to 7.40% in the first three quarters of 1994), increased borrowings under those lines of credit to fund increased inventory requirements associated with new stores and additional interest expense associated with the Midland mortgage loan (October 1995), Heller note payable (December 1994) and Fixed Base Certificates (March 1994). These increases were partially offset by lower interest on long-term borrowings as a result of the application of proceeds from the Midland mortgage financing and the Capitola sale and leaseback arrangement. (See "Liquidity and Capital Resources.")

Provision for Unusual Items

The provision for unusual items, totalling $3.8 million in the first three quarters of 1994, includes a provision of $3.5 million representing costs incurred in connection with an agreement reached to settle the stockholder litigation previously pending against the Company and related legal fees and other costs. The Company paid all amounts due in connection with the settlement agreement in February 1995. No additional costs in excess of such amounts previously accrued have been incurred by the Company.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The interim effective tax credit of (38.0%) for the first three quarters of 1995 as compared to (34.0%) for the first three quarters of 1994 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rate for those fiscal years.

Liquidity and Capital Resources

As described more fully in the Company's 1994 Annual Report on Form 10-K and Notes 2 and 4 to these financial statements, the Company's working capital financing is provided for primarily under a five-and-a-half year receivables securitization program and with borrowings under its various long-term revolving lines of credit, which currently provide a total borrowing capacity of up to $81.0 million. As described more fully below, in fiscal 1995, a portion of the Company's working capital was also provided for through a $20.0 million mortgage financing effected in October 1995 and an $11.6 million sale and leaseback arrangement finalized in June 1995. As a result of these arrangements, the Company has no additional significant long-term assets available as potential financing sources to the Company.

Based on current projections, management believes the Company has adequate cash and availability under its various revolving lines of credit to meet its liquidity needs through the end of fiscal 1995. However, under its present line of credit arrangement, the Company's borrowing capacity under its primary line of credit with Fleet Capital Corporation ("Fleet" - formerly Shawmut Capital Corporation) will be reduced from 60% to 50% of eligible inventories during certain months in fiscal 1996. Management has requested an amendment to the Fleet facility by which the borrowing capacity under the line of credit would be increased to 60% for three additional months during fiscal 1996. In the event such an increase is received, management believes the Company will have adequate availability under its lines of credit to meet its liquidity needs throughout fiscal 1996. However, there can be no assurance that such an amendment will occur.

The Company's various debt agreements also contain restrictive covenants. The Company was in compliance with all such restrictive covenants as of October 28, 1995. Management expects, however, to be in violation of certain of the restrictive covenants applicable to the Fleet facility as of the end of fiscal 1995. Fleet has agreed to forebear such expected violations as the end of fiscal 1995.

In addition to seeking amendments to its present line of credit, management has implemented a variety of other strategies to enhance the Company's working capital in the near term, including the reduction of inventory levels and reducing the Company's operating expenses, commensurate with the trend in lower comparable store sales. Certain inventory can be returned to vendors if not sold during the Christmas selling season pursuant to original purchase order terms.

The Company's primary revolving line of credit arrangement with Fleet provides for borrowings of up to $66.0 million through March 1997. Such borrowings are limited to a restrictive borrowing base equal to 60% of eligible merchandise inventories during the months of August 1995 through January 1995 and May 1996 through September 1996 (50% during all other months). Interest under the Fleet line of credit is charged at a rate equal to LIBOR, as determined by the bank, plus 2.8% through August 9, 1995 and LIBOR plus 3.4% thereafter (9.38% at October 28, 1995). The maximum amount available for borrowings under the line of credit was $66.0 million at October 28, 1995, of which $46.6 million was outstanding as of that date.

The Company's revolving line of credit with Bank Hapoalim provides for borrowings of up to $15.0 million, limited to a restrictive borrowing base, through March 1997. Interest on outstanding borrowings under the line of credit is charged at a rate equal to LIBOR, as determined by the bank, plus 1.0%, (6.88% at October 28, 1995). At October 28, 1995, the maximum amount available for borrowings of $6.5 million was outstanding under the line of credit with Bank Hapoalim. The Company expects to be able to advance the entire $15.0 million under the Bank Hapoalim line of credit by mid-December based on projected increases to the underlying borrowing base. Such amounts advanced are expected to be utilized for working capital purposes.

On October 4, 1995, the Company finalized three fifteen-year mortgage loans with Midland Commercial Funding ("Midland"), and on October 10, 1995, finalized a fourth such mortgage loan. The mortgage loans, collectively the "Midland loans" are collateralized by the land, buildings and leasehold improvements of four of the Company's department stores. The $20.0 million total proceeds from the arrangements were used to repay the $9.8 million outstanding balance of a pre-existing long-term loan with Wells Fargo Bank, N. A. ("Wells Fargo"), with the remaining $10.2 million used to reduce outstanding borrowings under the Fleet line of credit and pay certain costs associated with the transaction. Monthly principal payments on the mortgage loans are based on twenty-five year amortization schedules. Interest is payable at fixed rates ranging from 9.23% to 9.39%.

On June 27, 1995, the Company finalized the sale and leaseback of the land, building and leasehold improvements comprising its department store located in Capitola, California. Proceeds from the arrangement, totalling $11.6 million, were used to reduce the outstanding balance of the previously described Wells Fargo long-term loan by $8.0 million , with the remaining $3.6 million used to reduce outstanding borrowings under the Fleet line of credit.

The Company also has a long-term financing arrangement with Heller Financial, Inc. ("Heller"), due January 1, 2002, which bears interest at a rate of 10.45% and had an outstanding loan balance of $5.9 million at October 28, 1995 and has 8.55% Commercial Revenue Bonds, due December 1, 1995, with outstanding balances totalling $2.7 million at October 28, 1995. The Company repaid the Commercial Revenue Bonds upon their maturity with proceeds from a 90-day note payable to Wells Fargo in the amount of $2.7 million. The note payable, due March 5, 1996, is collateralized by the Company's department store in San Luis Obispo, California and bears interest at a rate of 1/4% above the prime rate of interest.

During the first three quarters of 1995, the Company also received a total of $1.3 million in connection with two of its fiscal 1995 store openings for the purpose of financing fixture and equipment expenditures at those locations. The $1.3 million is to be repaid over ten-year maturity periods at interest rates ranging from 5.0% to 10.0%.

Net cash used in operating activities was $35.1 million in the first three quarters of 1995 as compared to $23.1 million in the first three quarters of 1994, an increase of $12.0 million. This increase is primarily attributable to increased inventory requirements associated with new stores opened since the same period of last year, less $4.0 million received during the first quarter of 1995 as incentive to open one of those new stores (see Note 5 to the Condensed Consolidated Financial Statements), higher costs associated with the opening of those new stores, an increase in amounts due from mall owners and developers in connection with new store openings and an increase in prepayments for certain seasonal merchandise.These increases were partially offset by a decrease in customer credit card receivables during the period. The decrease in credit card receivables is primarily seasonal in nature, in that receivables are typically at their highest level following the Christmas selling season and decline thereafter as customers repay their account balances. Net cash used in operating activities in the first three quarters of 1995 also includes the payment of $3.0 million into an irrevocable trust in accordance with the terms of the settlement of the previously described stockholder litigation.

Net cash used in investing activities was $1.3 million in the first three quarters of 1995 as compared to $1.0 million in the first three quarters of 1994, an increase of $300,000. Net cash used in investing activities in the first three quarters of 1995 consisted primarily of capital expenditures for tenant improvements, construction costs and furniture, fixtures and equipment associated with new and certain existing store locations, less amounts received as reimbursement for certain of those expenditures. Cash used to open such new stores was fully offset by proceeds received from the previously described Capitola store sale and leaseback arrangement. Net cash used in investing activities in the first three quarters of 1994 consisted primarily of expenditures for two new store locations opened in the third and fourth quarters of 1994. Such amounts used were partially offset by proceeds received from the sale and leaseback of the Company's mainframe computer during the period.

Net cash provided by financing activities was $37.8 million in the first three quarters of 1995 as compared to $24.7 million in the first three quarters of 1994, an increase of $13.1 million. Net cash provided by financing activities in the first three quarters of 1995 consisted primarily of proceeds from the Company's revolving lines of credit, net of repayments made on its various credit facilities during the period. Net cash provided by the Midland financing was fully applied against previously outstanding obligations. Net cash provided by financing activities in the first three quarters of 1994 included borrowings on the Company's lines of credit and was partially offset by the application of the $40.0 million proceeds received through the issuance of the Fixed Base Certificates, which was used to repay all outstanding borrowings under a pre-existing line of credit and long-term borrowing arrangement and to pay certain costs associated with the transaction.

Working capital increased $5.6 million to $43.5 million at October 28, 1995 as compared to $37.9 million at January 28, 1995. The Company's current ratio decreased to 1.35:1 at October 28, 1995 as compared to 1.43:1 at January 28, 1995. The increase in working capital reflects the application of proceeds from the Midland financing and Capitola store sale and leaseback arrangement. The decrease in current ratio reflects a seasonal increase in trade payables and outstanding borrowings under the Company's lines of credit.

The Company's 1995 expansion program included the opening of the following new department stores: Auburn, California (40,000 square feet - February 1995); Carson City, Nevada (58,000 square feet - March 1995); San Bernardino, California (204,000 square feet - April 1995); a replacement for an existing store in Visalia, California (150,000 square feet - August 1995); Watsonville, California (75,000 square feet - September 1995); and a new 113,000 square foot department store in Tracy, California in October 1995. As of October 28, 1995, the estimated remaining cost to complete such projects, net of amounts to be contributed by mall owners or developers of certain of the projects, is $900,000. The Company's 1996 expansion plans currently include the opening of one new store in Reno, Nevada (125,000 square feet - March 1996). The Company continually investigates potential sites for new stores, and capital expenditure plans may change as opportunities for new stores develop. The opening of new stores is subject to a variety of conditions precedent and other factors. As a result, there can be no assurance that such stores will in fact be opened or that their opening will not be delayed.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.      Description

27      Financial Data Schedule

10.46   Eighth Amendment to Loan and Security Agreement dated
        October 11, 1995 by and between Gottschalks Inc. and
        Fleet Capital Corporation (formerly Shawmut Capital Corporation).

10.47   Promissory Notes and Security Agreements dated October
        4, 1995 and October 10, 1995 by and between Gottschalks
        Inc. and Midland Commercial Funding.

10.48 Forebearance Agreement dated December 11, 1995, by and between Gottschalks Inc. and Fleet Capital Corporation
        (formerly Shawmut Capital Corporation).

(b) The Company did not file Current Reports on Form 8-K during the thirteen week period ended October 28, 1995.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Gottschalks Inc.
                           (Registrant)




  December 12, 1995
                        s/Joseph W. Levy
                        (Joseph W. Levy, Chairman
                        and Chief Executive Officer)




  December 12, 1995
                        s/Alan A. Weinstein
                        (Alan A. Weinstein,
                        Senior Vice President and
                        Chief Financial Officer)