Form 10-K
period 1996-02-03
GOTTSCHALKS INC
filed 1996-05-03
CIK 790414

SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C.  20549
                       FORM 10-K


[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 (Fee Required)

For The Fiscal Year Ended   February 3, 1996

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

Indicate by check mark whether the Registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X
No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1996:
Common Stock, $.01 par value:  $45,147,869

On March 31, 1996 the Registrant had outstanding 10,416,520 shares of Common Stock.

Documents Incorporated By Reference: Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 27, 1996, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

                        PART I

Item 1.        BUSINESS

GENERAL

     Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of thirty-five "Gottschalks" department stores and twenty-five "Village East" specialty stores located primarily in non-major metropolitan cities throughout California, and in Oregon, Washington and Nevada (1). Gottschalks and Village East sales totaled $401.0 million in fiscal 1995, of which Gottschalks sales represented 97.4% and Village East sales represented 2.6% of total sales.

     Gottschalks department stores typically offer a wide range of brand-name and private-label merchandise, including women's, men's, junior's and children's apparel; cosmetics and accessories; shoes and jewelry; home furnishings including, china, housewares, electronics and appliances; and other consumer goods. Village East specialty stores offer apparel for larger women. Gottschalks stores are generally anchor tenants of regional shopping malls, with Village East specialty stores generally located in the regional malls in which a Gottschalks department store is located. The Company's stores carry primarily moderately priced brand-name merchandise, including Estee Lauder, Lancome, Liz Claiborne, Carole Little, Evan Picone, Calvin Klein, Ralph Lauren, Guess, Levi Strauss and Sony. The Company seeks to complement the brand-name merchandise with private-label merchandise and a mix of higher and budget-priced merchandise. The Company services all of its stores, including its store locations outside California, from a 420,000 square foot distribution facility centrally located in Madera, California.

     Gottschalks Inc. also includes the accounts of its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation
("GCRC") and Gottschalks Credit Card Master Trust ("GCC Trust"),
(collectively, the "Company"), which were formed in 1994 in connection with a receivables securitization program. (See Part II, Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Liquidity and Capital
Resources".)

     Gottschalks and its predecessor, E. Gottschalk & Co., have operated continuously for over 91 years since it was founded by Emil Gottschalk in 1904. Since the Company first offered its stock to the public in 1986, it has added twenty-six of its thirty-five Gottschalks stores, opened twenty of its twenty-five Village East specialty stores and constructed its distribution center. (1) Gottschalks is currently the largest independent department store chain based in California.
_______________________
(1) As of April 1996.

     Merchandising and Promotion Strategy. The Company's merchandising strategy is directed at offering and promoting nationally advertised brand-name merchandise recognized by its customers for style and value. The Company's inventory emphasizes a broad range of brand-names including Estee Lauder, Lancome, Liz Claiborne, Carole Little, Evan Picone, Calvin Klein, Ralph Lauren, Guess, Levi Strauss and Sony. The Company's stores also carry private-label merchandise purchased through Frederick Atkins, Inc., ("Frederick Atkins"), a national association of major retailers which provides its members with group purchasing opportunities. The Company offers a wide selection of fashion apparel, cosmetics and accessories, home furnishings and other merchandise in an extensive range of styles, sizes and colors for all members of the family and home.

     The following table sets forth for the periods indicated a summary of the Company's total sales by division, expressed as a percent of net sales:

                        1995    1994    1993   1992    1991
Softlines:
Cosmetics & Accessories 17.2%   16.6%  16.5%   16.2%   15.7%
Women's Clothing (1)... 15.5    16.1   16.5    17.1    17.3
Mens' Clothing........  14.3    13.9   13.6    13.2    12.8
Women's Dresses, Coats
  & Lingerie.........    7.8     7.9    7.8     8.6     8.7
Junior's Clothing....    6.0     6.3    7.0     7.2     7.1
Shoes & Other Leased
  Departments........    7.4     7.1    7.4     7.1     6.6
Children's Clothing..    4.9     4.9    4.9     4.1     4.3
Village East.........    2.6     2.6    2.7     2.8     2.6

   Total Softlines      75.7    75.4   76.4    76.3    75.1

Hardlines:
Housewares, Luggage &
  Stationary.........   11.0    10.9   10.7    11.0    12.3
Domestics............    8.1     8.1    7.1     6.7     9.0
Electronics & Furniture  5.2     5.6    5.8     6.0     3.6
     Total Hardlines    24.3    24.6   23.6    23.7    24.9
Total Sales            100.0%  100.0% 100.0%  100.0% 100.0%
_____________________

(1) Net sales includes sales applicable to the Company's Petites
West specialty stores which were discontinued in 1991. Such sales totalled 0.6% of net sales in 1991.

      The Company's merchandising activities are conducted from its corporate offices in Fresno, California by its buying division consisting of an Executive Vice President/General Merchandise Manager, 2 Vice President/General Merchandise Managers, 9 Divisional Merchandise Managers, 48 buyers and 31 assistant buyers. Management believes the experience of its buying division, combined with the Company's long and continuous presence in its primary market areas, enhances its ability to evaluate and respond quickly to emerging fashion trends and changing consumer preferences.
In addition to providing the Company with group purchasing opportunities, the Company's membership in Frederick Atkins also provides its buying division with current information about marketing and emerging fashion trends.

     The Company's overall merchandising strategy includes the development of monthly, seasonal and annual merchandising plans for each division, department and store. Management monitors sales and gross margin performance and inventory levels against the plan on a daily basis. The merchandising plan is designed to be flexible in order to allow the Company to respond quickly to changing consumer preferences and opportunities presented by individual item performance in the stores. Management seeks to continuously refine its merchandise mix with the goal of increasing sales of higher gross margin items and increasing inventory turnover. The Company's buying division and store management meet frequently to ensure the Company's merchandising program is executed efficiently at the store level. Management has devoted considerable resources towards enhancing the Company's merchandise-related information systems as a means to more efficiently monitor and execute its merchandising plan. (See Part I, Item I, "Business--Information Systems.")

     Each of the Company's stores carry substantially the same merchandise, but in different mixes according to individual market demands. The mix of merchandise in a particular store may also vary depending on the size of the facility. Management believes that well-stocked stores and frequent promotional sales contribute significantly to sales volume. In connection with its efforts to increase sales per selling square foot and improve gross margins, the Company has continued to reallocate selling floor space to higher profit margin items and narrow and focus its merchandise assortments. In 1993, the Company closed its clearance center as part of its cost-savings program and now liquidates slow-moving merchandise through its existing stores.

     The Company commits considerable resources to advertising, using a combination of media types which it believes to be most efficient and effective by market area, including newspapers, television, radio, direct mail and catalogs. The Company is a major purchaser of television advertising time in its primary market areas. The Company's promotional strategy includes seasonal promotions, promotions directed at selected items and frequent storewide sales events to highlight brand-name merchandise and promotional prices. The Company also conducts a variety of special events including fashion shows, bridal shows and wardrobing seminars in its stores and in the communities in which they are located to convey fashion trends to its customers. The Company receives reimbursement for certain of its promotional activities from certain of its vendors.

     The Company has increased its use of direct marketing techniques to access niche markets by sending mailings to its credit card-holders and, through its computer database, generating specific lists of customers who may be most responsive to specific promotional mailings. In fiscal 1995, the Company also implemented a telemarketing program which through the use of an advanced call management system and the Company's existing credit department personnel, the Company is able to auto-dial potential customers within a selected market area and deliver a personalized message regarding current promotions and events. Management has continued to focus on enhancing its information systems in order to increase the effectiveness of its promotion strategy. (See Part I, Item I, "Business--Credit Policy" and "Business--Information Systems.")

     The Company's stores experience seasonal sales and earnings patterns typical of the retail industry. Peak sales occur during the Christmas, Back-to-School, and Easter seasons. The Company generally increases its inventory levels and sales staff for these seasons. (See Part II, Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations--Seasonality").

     Purchase of Merchandise. The Company's membership in Frederick Atkins, a national association of major retailers, provides it with group purchasing opportunities. In fiscal 1995, the Company purchased approximately 4.7% of its merchandise from Frederick Atkins. The Company also purchases merchandise from numerous other suppliers. Excluding purchases from Frederick Atkins, the Company's ten largest suppliers in fiscal 1995 were Estee Lauder, Inc., Levi Strauss & Co., Liz Claiborne, Inc., Cosmair, Inc. (Lancome), Calvin Klein Cosmetics, Sony Corporation of America, Koret of California, All-That-Jazz, Lee Company and Graff Californiawear. Purchases from those vendors accounted for approximately 19.0% of the Company's total purchases in fiscal 1995. Management believes that alternative sources of supply are available for each category of merchandise it purchases.

     Geographic Strategy. The Company's geographic strategy is to locate its stores in diverse, growing, non-major metropolitan areas. Gottschalks stores are often located in agricultural areas and cater to mature customers with above average levels of disposable income. Gottschalks strives to be the "hometown store" in each of the communities it serves. Management believes the Company has a competitive advantage in offering brand-name merchandise and a high level of service to customers in secondary markets in the western United States.

     Store Expansion and Remodeling. The Company has historically avoided expansion into major metropolitan areas, preferring instead to concentrate on secondary cities where management believes there is a strong demand for nationally advertised brand-name merchandise and fewer competitors offering such merchandise. The Company has also continued to prudently invest in the renovation and refixturing of its existing store locations in order to maintain and improve market share in those market areas. The Company sometimes receives reimbursement for certain of its new store construction costs and costs associated with the renovation and refixturing of existing store locations from mall owners and vendors.

     The following table presents selected data regarding the Company's expansion for the fiscal years indicated:

 Stores open at
  year-end:          1995        1994        1993        1992         1991(3)

  Gottschalks         34(1)       29          27           25           23

  Village East        26(2)       24          23           22           21

    TOTAL             60          53          50           47           44

  Gross store
  square footage
  (in thousands)    2,984        2,425       2,202       2,093        1,904

(1) The Company opened one additional Gottschalks store in March 1996, increasing the number of Gottschalks stores open to 35 as of the date of this report.

(2) The Company incorporated one Village East store into a larger department store in April 1996 in connection with entering into a new lease
 (See Note 12 to the Consolidated Financial Statements)

(3) The number of stores does not include the Company's clearance center (opened -1988, closed - 1993) or the Company's former
Petites West specialty store chain (closed - 1991).
________ ______________

     Since the Company's initial public offering in 1986 and through fiscal 1995, the Company has constructed or acquired twenty-six of its thirty-four Gottschalks department stores, including four junior satellite stores of less than 30,000 square feet each. During this period the Company also opened twenty of its twenty-six Village East specialty stores. Gross store square footage added during this period was approximately 2.2 million square feet, resulting in approximately 3.0 million total Company gross square feet.

     The Company opened five new Gottschalks stores in California in fiscal 1995, including new stores in Auburn, San Bernardino, Visalia (a larger replacement store for a pre-existing store at that location), Watsonville and Tracy. The Company also opened its first store in Nevada in fiscal 1995, located in Carson City. In early fiscal 1996, the Company opened its second Gottschalks store in Nevada, in Reno, and relocated its existing stores in the Modesto Vintage Faire Mall (Modesto, California) and Fashion Fair Mall (Fresno, California), to larger anchor space in those malls which were previously occupied by a major competitor of the Company. (See Note 12 to the Consolidated Financial
Statements). The Company's operations outside California now include two stores in Nevada and one store in each of Oregon and Washington.

     The Company generally seeks prime locations in regional malls as sites for new department stores. Although the majority of the Company's department stores are larger than 50,000 gross square feet, during the past several years, the Company has, where the opportunities have been attractive, established four junior satellite stores each with less than 30,000 gross square feet. The Company also seeks to open a Village East specialty store in each mall where a Gottschalks department store is located, except when the Company finds it more profitable to establish a Village East department within the Gottschalks store, rather than as a separate specialty shop. In selecting new store locations, the Company considers the demographic characteristics of the surrounding area, the lease terms and other factors. The Company does not typically own its properties, although management would consider doing so if ownership were financially attractive. The Company has been able to minimize capital requirements associated with new store openings during the past several years through the negotiation of significant contributions from mall owners or developers of certain of the projects for tenant improvements, construction costs and fixtures and equipment. Such contributions have enhanced the Company's ability to enter into attractive market areas that are consistent with the Company's long-term expansion plans.

     Customer Service. The Company attempts to build customer loyalty by providing a high level of service and by having well-stocked stores. Product seminars and other training programs are frequently conducted in the Company's stores so that sales personnel will be able to provide useful product information to customers. In addition to providing high levels of personal sales assistance, the Company seeks to offer to its customers a conveniently located and attractive shopping environment. In Gottschalks stores, merchandise is displayed and arranged by department, with well-known designer and brand-names prominently displayed. Departments open onto main aisles, and numerous visual displays are used to maximize the exposure of merchandise to customer traffic. Village East specialty stores promote the image of style and fashion for larger women. Gottschalks stores also offer a wide assortment of merchandise for petites and introduced larger mens sizes to certain store locations in fiscal 1995. The Company generally seeks to locate its stores in regional shopping malls which are centrally located to access a broad customer base. Thirty of the Company's thirty-five Gottschalks stores, and all but two of its Village East specialty stores, are located in regional shopping malls.

     The Company's policy is to employ sufficient sales personnel to provide its customers with prompt, personal service. Sales personnel are encouraged to keep notebooks of customers' names, clothing sizes, birthdays, and major purchases, and to telephone customers about promotional sales and send thank-you notes and other greetings to their customers during their normal working hours. Management believes that this type of personal attention builds customer loyalty. The Company stresses the training of its sales personnel and offers various financial incentives based on sales performance. The Company also offers opportunities for promotions and management training and leadership classes. Under its liberal return and exchange policy, the Company will accept a return or exchange of any merchandise that its stores stock. When appropriate, the Company returns the merchandise to its supplier.

     Distribution of Merchandise. The Company's distribution facility, designed and equipped to meet the Company's long-term distribution needs, enhances its ability to quickly respond to changing customers' preferences. Completed in 1989, the Company receives all of its merchandise at its 420,000 square foot distribution center in Madera, California. Currently, merchandise arriving at the distribution center is inspected, recorded by computer into inventory and tagged with a bar-coded price label. The Company generally does not warehouse apparel merchandise, but distributes it to stores promptly. The distribution center is centrally located to serve all of the Company's store locations, including its store locations outside California. Daily distribution enables the Company to respond quickly to fashion and market trends and ensure merchandise displays and store stockrooms are well stocked.

     As described more fully in Part I, Item I, "Business--Information Systems", management has continued to focus on reducing merchandise purchasing, handling and distribution costs, primarily through the adoption of new technology and new systems and procedures. Management also expects benefits to be realized in payroll, through the reduction of traditionally labor-intensive tasks, and other overhead costs of the Company as a result of the implementation of such technology, systems and procedures.

     Credit Policy. The Company issues its own credit card, which management believes enhances the Company's ability to generate and retain market acceptance and increase sales. As described more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," the Company sold certain of its customer credit card receivables in March 1994 in connection with an asset-backed securitization program. The Company has continued to service and administer the receivables pursuant to the securitization program. The Company had 461,000 active credit accounts as of March 31, 1996 as compared to 438,000 as of March
31, 1995, an increase of 5.3%. Service charge revenues associated with the Company's customer credit cards were $10.9 million, $8.9 million, $8.1 million, $8.6 million and $9.0 million in fiscal
1995, 1994, 1993, 1992 and 1991, respectively.

     The Company installed a new credit management software system in fiscal 1992 which improved all aspects of the Company's credit authorization, collection and billing process, in addition to enhancing the Company's ability to provide customer service.
The Company completed an upgrade to this system in fiscal 1995, which among other things, has enhanced the Company's ability to access target markets with more sophisticated direct marketing techniques. This system, combined with a new credit scoring system installed in fiscal 1993, enables the Company to process thousands of credit applications daily at a rate of approximately three minutes per application. In fiscal 1994, the Company also installed a new automated advanced call management system which has enhanced the Company's ability to manage the process of collecting delinquent customer accounts. As described more fully in "Business-- Merchandising and Promotion Strategy", the Company is also able to utilize the advanced call management system for telemarketing activities.

     The credit system upgrades have allowed management to implement new credit-related programs which have resulted in enhanced customer service and increased service charge revenues. In fiscal 1993, the Company implemented an "Instant Credit" program, through which successful credit applicants receive a 10% discount on the first days' purchases made with the Company's credit card; a "55-Plus" charge account program, initiated in fiscal 1993, which offers additional merchandise and service discounts to customers 55 years of age and older; and "Gold Card" and "55-Plus Gold Card" programs, initiated in fiscal 1994, for customers who have a net minimum spending history on their charge accounts of $1,000 per year. Gold Card and 55-Plus Gold Card holders receive special services at a discount and receive an annual rebate certificate which can be applied towards future purchases of merchandise. In fiscal 1995, the Company launched a credit card reactivation program in an attempt to recapture credit card-holders who have not utilized their credit card for a specified period of time. In addition to increasing service charge income, management believes holders of the Company's credit card typically buy more merchandise from the Company than other customers.

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

     The Company offers credit to customers under several payment plans: the "Option Plan", under which the Company bills customers monthly for charges without a minimum purchase requirement, the "Time-Pay Plan", under which customers may make monthly payments for purchases of home furnishings, major appliances and other qualified items of more than $100, and the "Club Plan", under which customers may make monthly payments for purchases of fine china, silver, crystal and collectibles of more than $100. The Company also periodically offers special promotions to its credit card holders through which customers are given the opportunity to obtain discounts on merchandise purchases or purchase merchandise under special deferred billing and deferred interest plans. Finance charges are currently assessed on unpaid balances at a rate of 19.8% APR in all states, except Washington, which is assessed at a rate of 18.0% APR. A late charge fee on delinquent charge accounts is currently assessed at a rate of $5 per late payment occurrence. The Company is presently evaluating an increase to the APR and late charge fee in fiscal 1996.

     Information Systems. The Company has continued to invest prudently in technology and systems improvements in its efforts to improve customer service and reduce inventory-related costs and operating costs. The Company's information systems include the latest IBM mainframe technology with capacity sufficient to meet the Company's long-term expansion plans. In addition to the mainframe computer, the Company runs multiple platforms with applications on mid-range, local area network and departmental levels. All of the Company's major information systems are computerized, including its merchandise, inventory, credit, payroll and financial reporting systems. The Company has installed approximately 2,000 computer terminals throughout its stores, corporate offices and distribution center. Every store processes each sales transaction through point-of-sale (POS) terminals that connect on-line with the Company's mainframe computer located at its corporate offices in Fresno, California. This system provides detailed reports on a real-time basis of current sales, gross margin and inventory levels by store, department, vendor, class, style, color, and size.

     Management has continued to focus on the enhancement of its merchandise-related systems in its efforts to control merchandise cost and shrinkage. In fiscal 1993, the Company implemented an automatic markdown system which has assisted in the more timely and accurate processing of markdowns and reduced inventory shortage resulting from paperwork errors. A price management system was installed in fiscal 1994 which management believes has improved the Company's POS price verification capabilities, resulting in fewer POS errors and enhanced customer service. Coupled with enhanced physical inventory procedures and improved security systems in the Company's stores, these systems have resulted in the reduction of the Company's inventory shrinkage to 1.3% of net sales in fiscal 1995, from 1.4%, 2.1%, 2.3% and 2.5% in fiscal 1994, 1993 1992 and
1991, respectively.

     Management has also focused on controlling costs related to the purchase, handling and distribution of merchandise, traditionally labor-intensive tasks, through the improvement of its merchandise-related information systems and the adoption of new technology. In fiscal 1995, management implemented a new merchandise management and allocation ("MMS") system, which enhances the Company's ability to allocate merchandise to stores more efficiently and make prompt reordering and pricing decisions. The new MMS system also provides merchandise-related information used by the Company's buying division in its analysis of market trends and specific item performance in stores. The Company has also continued its efforts to implement a variety of programs with its vendors, including an automatic replenishment inventory system for certain basic merchandise and an electronic data interchange ("EDI") system providing for on-line purchase order and charge-back entry. Such systems have automated certain merchandise purchasing processes. In fiscal 1995, the Company also completed the development of systems that will enable it to implement the use of universal product codes ("UPC") with vendors that also have developed the technology. Merchandise purchased from vendors that have UPC capabilities arrives at the Company's distribution center already tagged with a bar-coded price label that can be translated by the Company's inventory systems, thus ready for immediate distribution to the stores. The Company, along with numerous other major department store retailers and vendors, is also actively involved in developing a program to standardize hangers for apparel merchandise (the "VIC's" program). Merchandise purchased from vendors participating in the VICS program arrives at the distribution center already on hangers and ready for immediate distribution to stores.

     Management expects to realize benefits in payroll and other selling, general and administrative costs as a result of implementing the previously described systems. Other systems implemented by the Company in its efforts to control its selling, general and administrative costs include the following: (i) a new payroll system in fiscal 1994 which has enhanced the Company's ability to manage payroll-related costs; (ii) a new advertising management software system in fiscal 1995 which has enhanced management's ability to measure individual item sales performance derived from a particular advertisement; and (iii) an upgrade to the Company's existing credit management system installed in fiscal 1995 (see Part I, Item I "Business--Credit Policy").

     Leased Departments. The Company currently leases the fine jewelry, shoe and maternity wear departments, custom drapery, certain of its restaurants and the beauty salons in its Gottschalks department stores. The independent operators supply their own merchandise, sales personnel and advertising and pay the Company a percentage of gross sales as rent. Management believes that while the cost of sales attributable to leased department sales is generally higher than other departments, the relative contribution of leased department sales to earnings is comparable to that of the Company's other departments because the lessee assumes substantially all operating expenses of the department. This allows the Company to reduce its level of selling, advertising and other general and administrative expenses associated with leased department sales. Leased department sales as a percent of total sales were 7.4%, 7.1%, 7.4%, 7.1% and 6.6% in fiscal 1995, 1994,
1993, 1992 and 1991, respectively. Gross margin applicable to the leased departments was 14.4%, 14.1%, 13.8%, 14.4% and 14.6% in fiscal 1995, 1994, 1993, 1992 and 1991, respectively.

     Competition. The retail department store and specialty apparel and home furnishings businesses are highly competitive. The Company's stores compete with national, regional, and local chain department and specialty stores, some of which are considerably larger than the Company and have substantially greater financial and other resources. Competition has intensified in recent years as new competitors, including discount retailers and outlet malls, have entered the Company's primary market areas. The trend towards consolidation of competitors within the retail industry has also intensified competition. The Company competes primarily on the basis of current merchandise availability, customer service, price and store location and the availability of services including credit and product delivery.

     The Company's larger national and regional competitors have the ability to purchase larger quantities of merchandise at lower prices. Management believes its buying practices partially counteract this competitive pressure. Such practices include: (i) the ability to accept smaller or odd-sized orders of merchandise from vendors than its larger competitors may be able to accept;
(ii) the ability to structure its merchandise mix to more closely reflect the different regional, local and ethnic needs of its customers; and (iii) the ability to react quickly and make opportunistic purchases of individual items. The Company's membership in Frederick Atkins also provides it with increased buying power in the marketplace. Management also believes that its knowledge of its primary market areas, developed over more than 91 years of continuous operations, and its focus on those markets as its primary areas of operations, give the Company an advantage that its competitors cannot readily duplicate. Many of the Company's competitors are national chains whose operations are not focused specifically on non-major metropolitan cities in the western United States. One aspect of the Company's strategy is to differentiate itself as a home-town, locally-oriented store versus its more nationally focused competitors.

     Employees. As of February 3, 1996, the Company had 5,181 employees, of whom 1,349 were employed part-time (working less than 20 hours a week on a regular basis). The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. None of the Company's employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.

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

Item 2.        PROPERTIES

     Corporate Offices and Distribution Center. The Company's corporate headquarters are located in an office building in Northeast Fresno, California, constructed in 1991 by a limited partnership of which the Company is the sole limited partner holding a 36% share of the partnership. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in the year 2011. The Company has two consecutive ten-year renewal options and receives favorable lease terms under the lease. (See Note 1 to the Consolidated Financial Statements.) The Company believes that its current office space is adequate to meet its long-term office space requirements.

     The Company's distribution center, completed in 1989, was constructed and equipped to meet the Company's long-term merchandise distribution needs. The 420,000 square foot distribution facility is strategically located in Madera, California to service economically the Company's existing store locations in the western United States and its projected future market areas. The Company leases the distribution facility from an unrelated party under a 20-year lease expiring in the year 2009, and has six consecutive five-year renewal options.

     Store Leases and Locations. The Company owns six of its thirty-five Gottschalks stores and leases its remaining Gottschalks and Village East stores from unrelated parties. The store leases generally require the Company to pay either a fixed rent, rent based on a percentage of sales, or rent based on a percentage of sales above a specified minimum rent amount. Certain of the Company's leases also provide for rent abatements and scheduled rent increases over the lease terms. The Company is generally responsible for a pro-rata share of promotion, common area maintenance, property tax and insurance expenses under its store leases. On a comparative store basis, the Company incurred an average of $6.29, $6.38, $6.54, $6.09 and $6.00 per gross square foot in lease expense in fiscal 1995, 1994, 1993, 1992 and 1991, respectively, not including common area maintenance and other allocated expenses. In certain cases, the Company has been able to add gross square feet to certain existing store locations under favorable rental conditions.

     Thirty of the Company's thirty-five Gottschalks stores and all but two of its twenty-five Village East stores are located in regional shopping malls. (1) While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.
_______________
(1) As of April 1996.

The following table contains specific information about each of the Company's stores open as of the end of fiscal 1995:

                                               Expiration
                     Gross(1)  Selling           Date of
                     Square    Square    Date    Current
                      Feet      Feet    Opened    Lease    Renewal Options
GOTTSCHALKS
Antioch............. 80,000    64,036   1989     N/A (2)       N/A
Aptos............... 11,200     9,362   1988     2004          None
Auburn.............. 40,000    37,245   1995     2005     1 five yr. opt.
Bakersfield:
  East Hills........ 74,900    73,069   1988     2009     6 five yr. opt.
  Valley Plaza...... 69,000    57,195   1987     1997(3)       None
Capitola............105,000    89,352   1990     2015(5)  4 five yr. opt.
Carson City, Nevada. 58,000    51,848   1995     2005     2 five year opt.
Chico............... 85,000    75,934   1988     2017     3 ten yr. opt.
Clovis..............101,400    93,521   1988     2018          None
Eureka.............. 96,900    70,090   1989     N/A (2)       N/A
Fresno:
  Fashion Fair...... 76,700    67,860   1970     2001(7)       None
  Fig Garden........ 36,000    32,774   1983     2005          None
  Manchester........175,600   127,243   1979     2009     1 ten yr. opt.
Hanford............. 98,800    75,382   1993     N/A (2)       N/A
Klamath Falls,
  Oregon............ 65,400    53,446   1992     2007     2 ten yr. opt.
Merced.............. 60,000    51,628   1983     2013          None
Modesto:
  Vintage Faire..... 89,600    67,086   1977     2008(7)  4 five yr. opt.
  Century Center.... 62,300    58,285   1984     2013     1 ten yr. opt.
                                                               and
                                                          1 four yr. opt.
Oakhurst............ 25,600    21,894   1994     2005     4 five yr. opt.
                                                           and
                                                          1 six yr. opt.
Palmdale............114,900    93,029   1990     N/A (2)       N/A
Palm Springs........ 68,100    57,194   1991     2011     4 five yr. opt.
Sacramento..........194,400   138,797   1994     2014     5 five yr. opt.
San Bernardino......204,000   147,061   1995     2017     4 five yr. opt.
San Luis Obispo..... 99,300    91,155   1986     N/A (2)       N/A
Santa Maria.........114,000    99,262   1976     2006     4 five yr. opt.
Scotts Valley....... 11,200     9,740   1988     2001     2 five yr. opt.
Stockton............ 90,800    74,952   1987     2009     6 five yr. opt.
Tacoma, Washington..119,300    94,054   1992     2012     4 five yr. opt.
Tracy...............113,000    88,168   1995     2015     4 five yr. opt.
Visalia.............150,000   133,930   1995     2014     3 five yr. opt.
Watsonville......... 75,000    63,449   1995     2006     4 five yr. opt.
Woodland............ 55,300    52,913   1987     2017     2 ten yr. opt.
Yuba City........... 80,000    61,944   1989     N/A(2)        N/A
Redding.............  7,800     5,000   1993     60 days(4)    None


Total Gottschalks
  Square Footage..2,908,500 2,387,898


VILLAGE EAST
Antioch.............  2,100     1,472     1989     1999          None
Bakersfield:
  East Hills........  3,350     2,847     1988     1998          None
  Valley Plaza......  3,700     3,550     1991     2002          None
Capitola............  2,360     2,006     1991     1999          None
Carson City, Nevada.  3,400     2,800     1995     2005          None
Chico...............  2,300     1,920     1988     2000          None
Clovis..............  2,300     1,955     1988     1998          None
Eureka..............  2,820     2,397     1989     2004          None
Fresno:
  Fashion Fair......  1,750     1,487     1970     1996(6)       None
  Fig Garden........  2,800     2,521     1986     1999          None
  Manchester........  5,950     5,375     1981     2010          None
Hanford.............  2,800     2,480     1993     2008          None
Merced..............  3,350     2,847     1976     2001          None
Modesto:
  Vintage Faire.....  2,900     2,720     1977     1995(6)       None
  Century Center....  2,730     2,320     1986     2005          None
Palmdale............  2,716     2,309     1990     2000          None
Palm Springs........  2,480     2,108     1991     2001          None
Sacramento..........  2,700     2,470     1994     2004          None
San Luis Obispo.....  2,500     1,472     1987     2011          None
Santa Maria.........  3,000     2,720     1976     2001          None
Stockton............  1,799     1,530     1989     1998          None
Tacoma..............  4,000     3,220     1992     2012          None
Tracy...............  3,428     2,914     1995     2006          None
Visalia.............  3,400     2,880     1975     1999          None
Woodland............  2,022     1,719     1987     1999          None
Yuba City...........  3,200     3,045     1990     2000          None


Total Village East
  Square Footage....75,855    65,084

Total Square
  Footage........2,984,355 2,452,982

__________________________

(1) Reflects total store square footage, including office space, storage, service and other support space that is non dedicated to direct merchandise sales.

(2) These stores are Company owned and have been pledged as security for various debt obligations of the Company. (See
     Note 3 of the Consolidated Financial Statements.)


(3) Management believes it will be able to renegotiate leases expiring in the near-term. Such negotiations may involve revisions to certain provisions currently contained in those leases. Management does not expect any such revisions to materially affect the operating results of the Company.

(4) This lease is automatically renewed every 60 days. Either party can terminate the lease upon 60 days' notice.

(5) See Note 6 to the Consolidated Financial Statements regarding the sale and leaseback of the Company's department store in Capitola, California.

(6) The Company has notified the respective landlords that it will not exercise its option to renew these leases. In connection with entering into new leases for larger department stores in the malls in which these stores are located, the Company has incorporated Village East into the larger store format as a separate department. (See Note 12 to the Consolidated
     Financial Statements.)

(7) See Note 12 to the Consolidated Financial Statements for additional information related to these leases.

Item 3.        LEGAL PROCEEDINGS

The Company is party to a lawsuit filed in 1992 by F&N Acquisition Corporation ("F&N") under which F&N originally claimed damages arising out of the Company's alleged breach of an oral agreement to purchase an assignment of a lease of a former Frederick and Nelson store location in Spokane, Washington (F&N Acquisition Corp.
v. Gottschalks Inc., Case No. A92-08501). In addition, F&N claimed unspecified damages for its rejection of the next best offer to purchase the assignment of the lease. In 1992, F&N received a partial summary judgement against the Company under which the Company was ordered to pay F&N damages of $3,000,000 plus accrued interest from the date of the judgement. The judgement was reversed in 1994, however, and remanded to the United States District Court for the Western District of Washington for further proceedings. Management's estimate of amounts that may ultimately be payable to F&N were previously accrued in fiscal 1992. In connection with the F&N lawsuit, an additional complaint was filed against the Company by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick and Nelson store was located. (Sabey Corporation v. Gottschalks Inc., Case No. C94-842Z). The F&N and Sabey lawsuits were combined in May 1995 and the lawsuits are currently scheduled for trial in July 1996. (F&N Acquisition Corp. and Sabey Corporation v. Gottschalks Inc., Case No. C95-186Z).

An amendment to the original breach of contract claim contained in the F&N lawsuit was filed on January 29, 1996 alleging, among other things, that the Company breached the contract by deliberately delaying its performance. In addition to breach by intentional delay and impossibility, the plaintiffs have also claimed fraud and negligent misrepresentations by executives of the Company. Management is continuing to vigorously defend the lawsuits and does not believe that any additional costs that may ultimately be incurred in connection with the lawsuits, as combined, will be material to the operating results of the Company.


Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered in this report.


                        PART II


Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

     The Company's stock is listed for trading on both the New
York Stock Exchange and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the New York Stock Exchange ("NYSE") Composite Tape under the symbol "GOT" during the periods indicated:


                                 1995               1994
Fiscal Quarters             High        Low      High       Low

1st Quarter.........        7 7/8      6 3/4    12 7/8     8 3/8
2nd Quarter.........        7 3/8      6 1/2    12         8 1/2
3rd Quarter.........        8 3/8      6 1/2     9 3/4     7 1/4
4th Quarter.........        7          4 3/4     8 3/8     6 5/8



     On March 31, 1996, the Company had 1,089 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The sales price of the Company's common stock as reported by the NYSE on March 31, 1996 was $6.50 per share.

     The Company has not paid a cash dividend since its initial public offering in 1986. The Board of Directors has no present intention to pay cash dividends in the foreseeable future, and will determine whether to declare cash dividends in the future depending on the Company's earnings, financial condition and capital requirements. In addition, the Company's credit agreement with Fleet Capital Corporation ("Fleet" - formerly Shawmut Capital Corporation) prohibits the Company from paying cash dividends.

Item 6.        SELECTED FINANCIAL DATA

     The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February
3, 1996, January 28, 1995, January 29, 1994, January 30, 1993 and
February 1, 1992 are referred to herein as 1995, 1994, 1993, 1992 and 1991, respectively. All fiscal years noted include 52 weeks, except for fiscal 1995 which includes 53 weeks. Although the Company's results of operations for fiscal 1995 were not materially impacted by results applicable to the 53rd week, fiscal 1995 cash flows were impacted. (See Item 7, "Liquidity and Capital Resources".)

     The selected financial data below should be read in conjunction with Part II, Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.


RESULTS OF OPERATIONS:
                           1995      1994      1993      1992      1991
(In thousands, except per share data)

Net sales(1)........... $401,041   $363,603  $342,417  $331,133  $314,633
Service charges and
  other income.........   11,663      9,659     8,938     9,458    10,830
                         412,704    373,262   351,355   340,591   325,463
Costs and expenses:
  Cost of sales(2).....  278,827    247,423   233,715   226,319   210,435
  Selling, general and
    administrative
    expenses(3)........  123,100    103,571   103,675   105,044    96,144
  Depreciation and
    amortization(4)....    8,092      5,860     5,877     6,408     5,503
  Interest expense.....   11,296     10,238     8,524     6,965     6,793
  Unusual items(5).....               3,833     3,427     7,852
                         421,315    370,925   355,218   352,588   318,875
Income (loss) before
  income tax expense
  (benefit)............   (8,611)     2,337    (3,863) (11,997)     6,588
Income tax expense
  (benefit)............   (2,972)       821    (1,190)  (4,006)     2,528
Net income (loss)...... $ (5,639)  $  1,516  $ (2,673) $(7,991)  $  4,060
Net income (loss)
 per  common share..... $   (.54)  $    .15  $   (.26) $  (.77)  $    .41

Weighted average number
  of common shares
  outstanding..........   10,416     10,413    10,377   10,410      9,798

SELECTED OPERATING DATA:   1995      1994      1993      1992      1991
Sales growth:
 Total store sales(6)..... 10.3%      6.2%      3.4%      5.2%      9.5%
Comparable store sales ..  (3.1%)     3.3%      1.3%     (1.0%)     3.5%
Average net sales per
 square foot of selling
 space (7):
   Gottschalks.........    $181      $196      $198      $209      $210
Village East........        161       164       176       218       231
Gross margin percent:
   Owned sales.........    31.8%     33.3%     33.2%     32.7%     34.4%
Leased sales........       14.4%     14.1%     13.8%     14.4%     14.6%
Credit sales as a %
 of total sales........    45.3%     43.5%     38.8%     38.5%     41.0%

__________________


(1) Includes net sales from leased departments of $29.8 million, $26.0 million, $25.3 million, $23.4 million and $20.8 million in fiscal 1995, 1994, 1993, 1992 and 1991, respectively.  See Part I, Item 1, "Business--Leased
     Departments."

(2) Includes cost of sales attributable to leased departments of $25.5 million, $22.3 million, $21.8 million, $20.1 million and $17.8 million in fiscal 1995, 1994, 1993, 1992 and 1991, respectively.

(3) Includes provision for credit losses of $2.5 million, $2.1 million, $2.2 million, $2.5 million and $3.0 million in fiscal 1995, 1994, 1993, 1992 and 1991, respectively.

(4) Includes the amortization of new store pre-opening costs of $2.5 million, $438,000, $429,000, $1.0 million and $823,000 in fiscal 1995, 1994, 1993, 1992 and 1991, respectively.

(5)  See Note 10 to the Consolidated Financial Statements.

(6)  See Part I, Item I, "Business--Store Expansion and
     Remodeling", for table of number of stores open at each fiscal year-end.

(7) Average net sales per square foot of selling space represents net sales for the period divided by the number of square feet of selling space in use during the period. Average net sales per square foot is computed only for those stores in operation for at least twelve months. "Selling space" has been determined according to standards set by the National Retail Federation.
___________________________

SELECTED BALANCE SHEET DATA:

                             1995        1994        1993        1992      1991
 (In thousands of dollars)

Receivables, net........$ 27,467(1) $ 27,311(1) $ 21,460(1) $ 59,508  $ 62,831
Merchandise
 inventories............  87,507      80,678(2)   60,465      58,777    62,821
Property and
 equipment, net.........  89,250(3)   93,809      96,396      95,933    91,114
Total assets............ 239,041     233,353     248,330     239,910   242,072
Working capital.........  42,904      37,900      32,147(4)   16,827(4) 64,715
Long-term obligations,
 less current portion...  34,872      33,672      31,493(4)   14,992    51,290
Stockholders' equity....  77,917      83,577      82,118      84,529    92,720

SELECTED FINANCIAL DATA:

Capital expenditures,
 net of reimbursements..$ 12,773    $  4,539    $  5,456    $ 12,078  $ 13,023
Current ratio...........  1.45:1      1.43:1      1.30:1      1.15:1    1.89:1
Inventory turnover
 ratio(5) ..............     2.7         2.9         2.9         2.9       2.9
Days credit sales
 in receivables.........   135.1(6)    155.4(6)    169.3(6)    169.8     177.4



(1) These amounts do not include $40.0 million of the Company's customer credit card receivables sold in March 1994 in connection with a receivables securitization program. Such receivables were classified as held for securitization and sale at the end of fiscal 1994.(See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.")

(2)   The increase in merchandise inventories from fiscal 1993 to fiscal 1994 is  primarily attributable to additional inventory
required for the new stores         opened in 1994 and inventory on hand
at year-end for new stores opened in     early fiscal 1995. In
addition, to a lesser extent, this increase is     attributable to
opportunistic purchases of merchandise
shortly before year-      end in fiscal 1994. The Company
typically receives extended payment terms          for such purchases.

(3)   The decrease in property and equipment from fiscal 1994 to fiscal 1995 is  primarily due to the sale and leaseback of the
Company's department store          in Capitola, California in fiscal
1995. (See Part II, Item 7, "Management's          Discussion and Analysis
of Financial Condition and Results
of Operations --          Liquidity and Capital Resources".) This decrease
was partially offset by   capital expenditures, net of
reimbursements received, related to new stores     opened during the year.

(4) Working capital increased $15.3 million and long-term obligations increased $16.5 million from fiscal 1992 to 1993 primarily due to the classification of certain debt as long-term in fiscal 1993 that had been classified as current in fiscal 1992.

(5)   The inventory turnover ratio excludes
      inventory received at year-end and held for stores opened early in the subsequent fiscal year.

(6)   Days credit sales in receivables include $40.0 million of
      receivables         sold in fiscal 1994 and held for
      securitization and sale as of the end of fiscal 1993. The Company has continued to service and administer the receivables pursuant to the securitization program.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                The fiscal 1995 retail environment presented the Company with many challenges. As described more fully below, the Company's fiscal 1995 comparable store sales and gross margin were negatively impacted primarily by external factors influencing the Company's operating environment. Such external factors included unusual variances in weather conditions during the spring and fall selling seasons and intense pricing competition initiated by two financially troubled retailers in certain of the Company's market areas. In order to compete in such an environment, the Company increased its promotional activity, resulting in higher markdowns and a lower gross margin. The Company's fiscal 1995 results of operations were also negatively impacted by the amortization of new store pre-opening costs associated with the opening of two new stores in fiscal 1994 and six new stores (including one larger replacement for a pre-existing store) in fiscal 1995. The
Company also incurred higher selling, general and administrative and interest costs as a percent of net sales in connection with those new stores. These factors were partially offset by increased service charge income as a percent of net sales.

                While management believes the impact of such external factors is temporary and will not continue throughout fiscal 1996, the Company is implementing revised operational strategies which include cost reduction and revenue enhancement plans. Management believes the implementation of such plans will assist the Company in achieving its goal of profitable operations.
Management also expects the Company's fiscal 1996 results of operations to benefit by the acquisition of Broadway Stores, Inc. ("Broadway"), one of the Company's primary competitors, by Federated Department Stores, Inc. ("Federated") and the temporary and permanent closure of certain Broadway locations in connection with that acquisition. (See "Liquidity and Capital Resources".)

                The Company recorded a net loss of $5.6 million in fiscal 1995 as compared to a net income of $1.5 million in fiscal 1994. The Company's fiscal 1994 results of operations were favorably impacted by the year-end LIFO inventory valuation adjustment and other non-recurring adjustments to certain other reserves, partially offset by a provision for unusual items. The Company recorded a net loss of $2.7 million in fiscal 1993.

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations, expressed as a percent of net sales:


                                           1995         1994         1993
Net sales........................    100.0%       100.0%       100.0%
Service charges and other income.      2.9          2.6          2.6
                                     102.9        102.6        102.6
Costs and expenses:
   Cost of sales.................     69.5         68.0         68.2
   Selling, general and
     administrative expenses.....     30.7         28.5         30.3
   Depreciation and amortization.      2.0          1.6          1.7
Interest expense..............         2.8          2.8          2.5
Unusual items.................                      1.1          1.0
                                     105.0        102.0        103.7
Income (loss) before income tax
   expense (benefit).............     (2.1)         0.6         (1.1)

Income tax expense (benefit).....     (0.7)         0.2         (0.3)

Net income (loss)................     (1.4)%        0.4%        (0.8)%



Fiscal 1995 Compared to Fiscal 1994

Net Sales

                Net sales increased $37.4 million to $401.0 million in fiscal 1995 as compared to $363.6 million in fiscal 1994, an increase of 10.3%. This increase reflects additional sales volume generated by the opening of six new Gottschalks stores during fiscal 1995 and two new Gottschalks stores not open for the entire year in fiscal 1994. New stores opened in California during fiscal 1995 include: Auburn (February 1995), San Bernardino (April
1995), a larger replacement for a pre-existing store in Visalia (August 1995), Watsonville (August 1995) and Tracy (October 1995).
The Company also opened its first store in Nevada during the year in Carson City (March 1995). New stores opened in fiscal 1994 include Oakhurst (October 1994) and Sacramento, California
(November 1994).

                Comparable store sales decreased 3.1% in fiscal 1995 as compared to fiscal 1994. This decrease is due, in part, to unusual variances in weather conditions in many of the Company's market areas during the year. Spring and summer apparel sales were weak due to unusually cold and rainy weather conditions early in the spring season, and unseasonably warm weather in the fall and winter seasons resulted in sluggish fall and winter apparel and seasonal home merchandise sales. Temporary pricing competition initiated by two financially troubled retailers operating in certain of the Company's market areas also negatively impacted sales at the Company's stores in those areas.

                Management is continuing efforts to increase sales volume through the controlled expansion of the Company and is attempting to improve market share in its existing markets through the development of new sales and customer-service related programs. New stores opening in fiscal 1996 included a new Gottschalks store in Reno, Nevada in March 1996 and two larger replacement stores for pre-existing stores in Modesto and Fresno, California, in March and April, 1996, respectively. Management also expects sales volume to increase in fiscal 1996 as the result of the acquisition of Broadway Stores, Inc., one of the Company's major competitors, by Federated Department Stores, Inc. (See "Liquidity and Capital Resources".)




Service Charges and Other Income

                Service charges and other income increased $2.0 million to $11.7 million in fiscal 1995 as compared to $9.7 million in fiscal 1994, an increase of 20.6%. As a percent of net sales, service charges and other income increased to 2.9% in fiscal 1995 as compared to 2.6% in fiscal 1994.

                Service charges associated with the Company's customer credit cards increased $2.0 million to $10.9 million in fiscal 1995 as compared to $8.9 million in fiscal 1994. This increase is primarily due to an increase in the late charge fee assessed on delinquent customer accounts, effective January 1995, which resulted in increasing late charge fees by $1.2 million in fiscal
1995 as compared to fiscal 1994. Credit sales as a percent of total sales have also continued to improve, increasing to 45.3% in fiscal 1995 as compared to 43.5% in fiscal 1994, primarily due to the ongoing success of credit-related programs first implemented by the Company in fiscal 1994 and 1993, in addition to increased marketing efforts aimed at the Company's customer credit cardholders and credit solicitation activities resulting in a higher percentage of new credit card accounts opened in connection with new store openings. (See Part I, Item I, "Business -- Credit Policy").

                Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, was $726,000 in fiscal 1995 as compared to $755,000 in fiscal 1994.

Cost of Sales

                Cost of sales increased $31.4 million to $278.8 million in fiscal 1995 as compared to $247.4 million in fiscal 1994, an increase of 12.7%. The Company's gross margin percent decreased to 30.5% in fiscal 1995 as compared to 32.0% in fiscal 1994. This decrease in gross margin percent relates primarily to an increase in markdowns as a percent of net sales due to (i) heavy discounting of men's, women's and junior apparel necessitated by unusually cold and rainy weather conditions in the spring and summer selling seasons and unseasonably warm weather conditions during the fall and winter selling seasons; (ii) temporary competitive pressures caused by pricing policies of two financially troubled retailers in certain of the Company's market areas during the period; (iii) the clearance of certain merchandise in connection with a modification of the Company's women's apparel merchandising strategy; and (iv) promotional activity related to new store openings during the period. The Company's inventory shrinkage was 1.3% of net sales in fiscal 1995 as compared to 1.4% in fiscal
1994.

                 The Company's 1994 gross margin percent was favorably impacted by the year-end LIFO inventory valuation adjustment, which resulted in an increase in gross margin of $3.2 million. The
Company's LIFO inventory reserve for financial reporting purposes was eliminated as a result of the fiscal 1994 adjustment and no similar benefit was recognized as a result of the Company's fiscal 1995 LIFO adjustment. (See Note 1 to the Consolidated Financial Statements). Excluding the effect of the LIFO adjustment, the Company's gross margin percent was 31.1% in fiscal 1994. To a lesser extent, the Company's fiscal 1994 gross margin percent was also favorably impacted by a reduction of inventory shrinkage to 1.4% of net sales in fiscal 1994 as compared to 2.1% in fiscal
1993, primarily due to improved inventory-related controls.

           Management believes the Company's gross margin will continue to be pressured in fiscal 1996 by both intense competition and pricing pressures from other department and specialty stores, discount retailers and outlet malls, and as a result of changing consumer spending patterns. Management is continuing efforts to implement a variety of strategies designed to counteract these pressures, including tight controls over inventory levels, shifting inventories into more profitable lines of business based on current trends, the negotiation of additional guaranteed gross margin arrangements with vendors, and the implementation of enhanced information systems and new technology as a means to reduce inventory related costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased
$19.5 million to $123.1 million in fiscal 1995 as compared to $103.6 million in fiscal 1994, an increase of 18.8%. As a percent of net sales, selling, general and administrative expenses increased to 30.7% in fiscal 1995 as compared to 28.5% in fiscal 1994. This increase as a percent of net sales is primarily due to lower than expected sales volume, in addition to higher payroll, advertising and other selling, general and administrative costs associated with certain of the Company's new stores opened during the year. Certain store operating costs as a percent of net sales are generally higher for new stores and decline as the stores mature over a two to three year period. The Company has also experienced an increase in building and equipment rental expense as a result of the sale and leaseback financing of the Capitola store in fiscal 1995 and enhanced POS terminal and information systems equipment leased during the year. The impact of such increases has been partially offset by reductions in depreciation and amortization as a result of such sales. (See "Liquidity and Capital Resources").

     In fiscal 1994, the Company realized the benefit of reductions to required workers' compensation claim reserves resulting from favorable experience adjustments and revisions to applicable workers' compensation laws. Excluding the effect of such experience adjustments, selling, general and administrative expenses were 29.1% of net sales in fiscal 1994. The Company revised its workers' compensation program in early fiscal 1995 and no significant favorable or unfavorable experienced adjustments were recognized in fiscal 1995 or are expected in the future.

Depreciation and Amortization

     Depreciation and amortization, which includes the amortization of new store pre-opening costs, increased $2.2 million to $8.1 million in fiscal 1995 as compared to $5.9 million in fiscal 1994, an increase of 37.3%. This increase is primarily due to the amortization of new store pre-opening costs which increased by $2.1 million to $2.5 million in fiscal 1995 as compared to $438,000 in fiscal 1994, as a result of completing and opening two new stores in fiscal 1994 and six new stores (including one replacement store) in fiscal 1995. Excluding the amortization of new store pre-opening costs, depreciation and amortization as a percent of net sales decreased to 1.4% in fiscal 1995 as compared to 1.5% in fiscal 1994. This decrease is primarily due to lower depreciation expense resulting from the sale and leaseback of the Company's department store in Capitola, California in fiscal 1995 and its mainframe computer in fiscal 1994, partially offset by additional depreciation expense resulting from capital expenditures, net of reimbursements received for certain of those expenditures, for new stores opened during the year. (See
"Liquidity and Capital Resources"). Management expects the amortization of new store pre-opening costs to be lower in fiscal 1996 as compared to fiscal 1995 due to fewer planned new store openings.

Interest Expense

     Interest expense increased $1.1 million to $11.3 million in fiscal 1995 as compared to $10.2 million in fiscal 1994, an increase of 10.8%. Due to the increased sales volume, interest expense as a percent of net sales remained unchanged at 2.8% in fiscal 1995 and 1994. The dollar increase in interest expense resulted from an increase in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit (8.75% in fiscal 1995 as compared to 7.13% in fiscal
1994); higher average outstanding borrowings under those lines of credit to fund increased inventory purchases associated with new stores and operating losses during the year; and additional interest expense associated with the Midland mortgage loans (October
1995), Heller note payable (December 1994) and Fixed Base Certificates (March 1994). These increases were partially offset by lower interest on long-term borrowings as a result of the application of proceeds from the Midland mortgage financing and the Capitola sale and leaseback arrangement. (See "Liquidity and Capital Resources.")

Provision for Unusual Items

     The provision for unusual items in fiscal 1994, totaling
$3.8 million, includes a provision of $3.5 million representing costs incurred in connection with an agreement reached to settle the stockholder litigation previously pending against the Company and related legal fees and other costs. The Company paid all amounts due in connection with the settlement agreement in February 1995. No additional costs in excess of such amounts previously accrued have been incurred by the Company. (See Note 10 to the Consolidated Financial Statements.)

Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company's effective tax benefit was (34.5%) in fiscal 1995 as compared to an effective tax rate of 35.1% in fiscal 1994. (See Note 7 to the Consolidated Financial Statements.)

Fiscal 1994 Compared to Fiscal 1993

Net Sales

     Net sales increased $21.2 million to $363.6 million in fiscal 1994 as compared to $342.4 million in fiscal 1993, an increase of 6.2%. This increase reflects additional sales volume generated by the opening of two new Gottschalks stores during the year in Oakhurst (a junior satellite store -- October 1994) and Sacramento, California (November 1994), and two new Gottschalks stores in Hanford (March 1993) and Redding, California (a junior satellite store -- November 1993), not open for the entire year in fiscal 1993. Comparable store sales increased by 3.3% in fiscal 1994 as compared to fiscal 1993, primarily due to strong promotional activity and improved economic conditions in many of the Company's market areas during the period.

Service Charges and Other Income

     Service charges and other income increased approximately $800,000 to $9.7 million in fiscal 1994 as compared to $8.9 million in fiscal 1993, an increase of 9.0%. As a percent of net sales, service charges and other income remained unchanged at 2.6% in fiscal 1994 and 1993.

     Service charges associated with the Company's customer credit cards increased $800,000 to $8.9 million in fiscal 1994 as compared to $8.1 million in 1993, an increase of 9.9%. This increase is primarily due to an increase in credit sales as a percent of total sales (43.5% in fiscal 1994 as compared to 38.8% in fiscal 1993), resulting from the success of new credit-related programs first initiated by the Company in fiscal 1994 and 1993, in addition to credit solicitation activities resulting in a higher percentage of customer credit card accounts opened in connection with new store openings in fiscal 1994 and 1993. (See Part I, Item I, "Business -- Credit Policy").

     Other income was $755,000 in fiscal 1994 as compared to $838,000 in fiscal 1993, a decrease of $83,000. Significant items included in other income included a one-time loss of $305,000 recognized by the Company in 1994 in connection with the receivables securitization program, (see "Liquidity and Capital Resources" and Note 2 to the Consolidated Financial Statements), and equity in the income of the Company's investment in a limited partnership of $160,000 in 1994 as compared to a $228,000 loss recognized on the investment in 1993 (see Note 1 to the Consolidated Financial Statements.)

Cost of Sales

     Cost of sales increased $13.7 million to $247.4 million in fiscal 1994 as compared to $233.7 million in fiscal 1993, an increase of 5.9%. The Company's gross margin percent increased to 32.0% in fiscal 1994 as compared to 31.8% in fiscal 1993. The Company's fiscal 1994 gross margin percent includes a favorable year-end LIFO inventory valuation adjustment, resulting in an increase in gross margin of $3.2 million, as compared to a reduction to gross margin resulting from the fiscal 1993 LIFO adjustment of $969,000. To a lesser extent, the improved gross margin also resulted from a reduction of inventory shrinkage to 1.4% as a percent of net sales in fiscal 1994 as compared to 2.1% in fiscal 1993, primarily from improved inventory-related controls. Excluding the effect of the LIFO adjustment, the Company's gross margin percent was 31.1% in fiscal 1994 as compared to 32.0% in fiscal 1993.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased approximately $100,000 to $103.6 million in fiscal 1994 as compared to $103.7 million in fiscal 1993, a decrease of .10%. As a percent of net sales, selling, general and administrative expenses decreased to 28.5% in fiscal 1994 as compared to 30.3% in fiscal 1993. This decrease as a percent of net sales resulted from the increase in sales volume and a reduction of certain operating expenses as a result of expense control measures implemented throughout the Company. The Company also realized the benefit of reductions to required workers' compensation claim reserves resulting from favorable experience adjustments and revisions to applicable workers' compensation laws in 1994, however recognized increases to such reserves in fiscal 1993. Excluding the effect of such experience adjustments, selling, general and administrative expenses as a percent of net sales were 29.1% in 1994 as compared to 30.7% in 1993.

Depreciation and Amortization

     Depreciation and amortization was unchanged at $5.9 million in fiscal 1994 and 1993. As a percent of net sales, depreciation and amortization decreased to 1.6% in fiscal 1994 as compared to 1.7% in fiscal 1993. This decrease as a percent of net sales resulted primarily from the increase in sales volume. The amortization of new store pre-opening costs was $438,000 in fiscal 1994 as compared to $429,000 in fiscal 1993.

Interest Expense

     Interest expense increased $1.7 million to $10.2 million in fiscal 1995 as compared to $8.5 million in fiscal 1994, an increase of 20.0%. As a percent of net sales, interest expense increased to 2.8% in fiscal 1994 as compared to 2.5% in fiscal 1993. These increases resulted from an increase in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit (7.13% in 1994 as compared to 6.5% in 1993); higher average outstanding borrowings under those lines of credit to fund increased inventory purchases associated with new stores; and additional interest expense associated with the Heller note payable (December 1994) and Fixed Base Certificates (March
1994). (See "Liquidity and Capital Resources.")

Provision for Unusual Items

     As described more fully in the Company's 1994 Annual Report on Form 10-K and Note 10 to the Consolidated Financial Statements, the provision for unusual items in fiscal 1994, totaling $3.8 million, includes a provision of $3.5 million representing costs incurred in connection with an agreement reached to settle the stockholder litigation previously pending against the Company and related legal fees and other costs.

     The provision for unusual items in fiscal 1993, totaling
$3.4 million, includes interest expense, legal and accounting fees and other costs incurred primarily in connection with the settlement of all pending federal civil matters related to an income tax deduction taken on the Company's 1985 federal tax return and the previously described stockholder litigation.

Income Taxes

     The Company accounts for income taxes in accordance with Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company's effective tax rate was 35.1% in fiscal 1994 as compared to a benefit of (30.8%) in fiscal 1993. (See Note 7 to the Consolidated Financial Statements.)

Liquidity and Capital Resources

     Overview of Current Liquidity Position. The fiscal 1995 retail environment presented the Company with many challenges. The Company's operating losses and capital requirements associated with the opening of new stores strained the Company's working capital facilities and reduced the Company's liquidity. As described more fully below, the Company has limited internal sources of liquidity due to the fact that operating uses of cash have exceeded cash generated by operations, requiring the Company to turn to external sources for a portion of its liquidity requirements. Sources of external liquidity are also limited due to the fact that : (i) all but one of the Company-owned stores have either been mortgaged or sold and leased back to the Company, leaving the Company with limited capacity for future secured borrowing; and (ii) borrowing capacity under the Company's primary revolving line of credit arrangement with Fleet Capital Corporation ("Fleet") depends on the Company's ability to comply with restrictive covenants in the applicable agreement. The Company had difficulties meeting certain of such covenants in fiscal 1995. Fleet has cooperated with the Company in revising such covenants and, when necessary, has granted waivers or agreed to forebear such violations. In addition, for fiscal 1996, Fleet has tied the covenants to the Company's 1996 financial plan (the "1996 Plan"). As of the date of this report, the Company's actual results of operations for the first two months of fiscal 1996 exceeded the 1996 Plan and the Company was in compliance with all applicable restrictive covenants. The following more completely summarizes the Company's present liquidity position and provides factors for evaluating the Company's liquidity prospects.

     Liquidity Needs. The Company's primary needs for liquidity are to provide working capital, to meet its debt service requirements and to fund costs associated with the acquisition and construction of new stores and the renovation of existing stores. In fiscal 1995 the Company also required additional funds for the payment of $3.0 million in connection with previously settled stockholder litigation. (See Note 10 to the Consolidated Financial Statements.) The Company's working capital increased by 13.2% in fiscal 1995, primarily as a result of increases in inventory and prepayments to vendors in connection with new store openings. The Company, unable to fully fund this increase from operating cash flow, funded the increase with debt. The increased inventory is pledged as collateral under the line of credit with Fleet.

     Note: See "Proposed Course of Action" and the factors listed therein which may affect the forward-looking statements contained in this paragraph. The Company anticipates its cash flow requirements for fiscal 1996 to be lower than in fiscal
1995, primarily due to fewer new store openings. The Company currently anticipates additional capital expenditures in fiscal 1996 of $4.0 million and increased inventory requirements and other costs of $5.2 million in connection with its fiscal 1996 new store openings, or $14.6 million less than such amounts incurred in connection with fiscal 1995 new store openings. The Company will also continue to require funds to meet its debt service payments, including a $2.7 million short-term note payable to Wells Fargo Bank, N. A., due in September 1996. While management currently expects to repay such loan with proceeds from a proposed sale and leaseback arrangement of the Company's department store in San Luis Obispo, California, in the event the proposed transaction is not finalized or its finalization is delayed, management believes the Company will have adequate cash flow available under alternative sources to repay the loan upon its scheduled maturity. (See "Mortgage and Sale-Leaseback Financings" below). In addition, as described more fully in Part I, Item III, "Legal Proceedings", the F&N litigation presently pending against the Company is scheduled for trial in July 1996. While the Company previously recorded a reserve for a loss that may result from an unfavorable judgement or settlement of that litigation, a cash payment in connection with such a judgement or settlement could take place in fiscal 1996. Management believes such amounts have been adequately provided for in the Company's fiscal 1996 plan.

     Liquidity Sources. In recent years, the Company's working capital requirements have been met through a combination of long-term and short-term debt financing, cash flows provided pursuant to its receivables securitization program, mortgage financings and sale-leasebacks of its owned department stores. The Company's current sources of liquidity, however, are more limited. It is anticipated that the Company's current liquidity will come primarily from cash, its revolving lines of credit and its securitization program. As described below, other sources of liquidity which were used by the Company in recent years are not likely to provide the Company with significant working capital funds. As a result, the Company's ability to take advantage of growth opportunities will be limited.

     Mortgage and Sale-Leaseback Financings. The Company finalized certain mortgage loans and a sale-leaseback financing of its properties in fiscal 1995. (See Notes 3 and 6 to the Consolidated Financial Statements.) Proceeds from such transactions were used primarily to repay pre-existing loans and to reduce outstanding borrowings under the Company's line of credit with Fleet. Management is currently negotiating for the sale and leaseback of its department store located in San Luis Obispo, California. Management expects the arrangement to be finalized in the second quarter of fiscal 1996 and intends to use the $6.9 million expected proceeds from the arrangement to repay the $2.7 million short-term obligation to Wells Fargo, due September 5, 1996, with the remaining $4.2 million available for working capital purposes. However, there can be no assurance that the arrangement will be finalized, or that its finalization will not be delayed, subject to a variety of conditions precedent or other factors. Assuming such sale-leaseback is completed, all of the Company's land and buildings will either have been sold or pledged as collateral for mortgage loans and the Company will have no additional land or buildings that could be used to raise additional working capital.

     Cash Flows From Securitization Program. The Company's receivables securitization program provides the Company with an additional source of working capital financing that is generally more cost effective than traditional debt financing. (See "Other Recent Sources of Liquidity" and Note 2 to the Consolidated Financial Statements"). Management is presently negotiating with the Bank Hapoalim for the expansion and extension of the previously issued Variable Base Certificate and related line of credit, and expects to finalize such negotiations in fiscal 1996. Based on the present level of receivables and historical trends, management believes there will be adequate collateral to expand the Variable Base Certificate by $10.0 million in late fiscal 1996, which would result in total availability under the line of credit with Bank Hapoalim of $25.0 million. However, there can be no assurance that a sufficient level of receivables will be generated or that Bank Hapoalim will enter into such an expansion or extension.

     Revolving Lines of Credit. The Company's primary revolving line of credit arrangement is with Fleet and provides for borrowings of up to $66.0 million through March 1997. Such borrowings are limited to a restrictive borrowing base equal to 60% of eligible merchandise inventories during the months of March 1996 through December 1996 (50% during all other months). Interest under the Fleet line of credit is charged at a rate equal to LIBOR plus 2.8% through August 9, 1995 and LIBOR plus 3.4% thereafter (9.0% at February 3, 1996). In addition, as described more fully in Note 3 to the Consolidated Financial Statements, the arrangement with Fleet contains various restrictive covenants. Thus, while the maximum amount available for borrowings under the line of credit was $66.0 million at February 3, 1996, and only $30.2 million was outstanding as of that date, the Company's ability to continue to borrow under the Fleet facility depends upon its ability to meet the financial covenants and the restrictive borrowing base.

     The arrangement with Fleet was amended several times during fiscal 1995 and one additional time in early fiscal 1996, primarily to increase the Company's borrowing capacity under the arrangement and to revise certain restrictive covenants that the Company would have otherwise breached. Increases to the borrowing capacity under the arrangement were requested by the Company in order to fund additional inventory purchases and capital requirements that were incurred in connection with opportunities to open new stores that were presented to the Company after the fiscal 1995 borrowing capacity had been established. The Company also required increases to its borrowing capacity to provide funds to cover operating losses during the period. Certain of the restrictive covenants under the arrangement were originally established by Fleet based on the Company's fiscal 1995 financial plan. The Company revised its fiscal 1995 plan several times during the year to reflect its current level of operations and the impact of the new stores added after its original fiscal 1995 plan had been finalized. Accordingly, Fleet amended the agreement several times during the year, and in connection with such amendments, increased the interest rate charged under the arrangement and charged the Company additional loan and administrative fees.

     Notwithstanding the amendments, the Company was in violation of four of the covenants applicable to the Fleet arrangement as of February 3, 1996. (See Note 3 to the Consolidated Financial Statements). Fleet agreed to forebear such violations as of that date and to further amend certain of the restrictive covenants for fiscal 1996. Certain of the restrictive covenants applicable to the arrangement for fiscal 1996 have been established by Fleet based on the Company's fiscal 1996 financial plan. (See "Proposed Course of Action"). Accordingly, the Company's ability to maintain compliance with such covenants is contingent upon its ability to meet its 1996 Plan.

     The Company believes that it will be able to maintain compliance with the restrictive covenants in the Fleet arrangement. However, if the Company is unable to comply or to obtain waivers or amendments to the agreement in the future, Fleet will have the ability to deem all outstanding borrowings under the arrangement as immediately due and payable prior to its maturity on March 30, 1997. Management believes alternative financing sources may be available to the Company, however, any delay in obtaining such alternative financing would have a material adverse effect on the Company.

     Proposed Course of Action.

The statements in this section "Proposed Course of Action" and in the section "Liquidity Needs" above contain forward-looking statements. Numerous factors could cause actual results to differ materially from the forward looking statements described. Many of such factors are beyond the Company's control. Such factors include, but are not limited to, (i) the Company's ability to improve performance of existing stores, reduce operating costs, enhance service charges and other revenues and improve cash flows, each as described below; (ii) potential negative customer response to the proposed changes summarized below; (iii) the actual costs incurred in opening new stores; (iv) the variability of the Company's results in any period due to the seasonal nature of the business, the timing and level of the Company's sales and promotions, the timing of new store openings, the weather and fashion trends; (v) the overall health of the economy in the Company's markets, such as levels of employment, consumer confidence and income and the effect of any downturn in the California economy or in the specific regions in which the Company operates; (vi) promotional and pricing programs of competitors;
(vii) the ability of the Company to complete the sale-leaseback of its San Luis Obispo store; and (viii) the outcome of any Company litigation.

     The Company's 1996 Plan is aimed, among other things, at improving the Company's liquidity position. The 1996 Plan projects that the Company will have adequate cash and availability under its various revolving lines of credit to meet its liquidity needs through the end of fiscal 1996. The 1996 Plan incorporates a variety of strategies developed in connection with a recent operational and strategic review. Such strategies are aimed at increasing the Company's sales and gross margins, reducing its operating expenses and enhancing its service charges and other revenues. Management believes the Company's outlook for fiscal 1996 will largely be dependant upon the Company's ability to achieve the operating results and level of cash flows projected in that plan. As of the date of this report, certain of the operational and stretegic assumptions incorporated in the 1996 Plan, described more fully below, have already been implemented.

     Improved performance of existing stores - Management believes the Company's performance can be improved by changing its approach with respect to under-performing stores. Management has identified two of its department stores that are currently performing below desired levels and is pursuing a strategy to modify the operations of those locations in an attempt to minimize their adverse affect on the Company's overall operating results. Unfortunately, the opportunities to close these locations are limited due to certain provisions contained in the related lease agreements.

     Reduce operating costs - In connection with its efforts to reduce operating costs, the Company benchmarked its operating costs against certain of its peer group and competitors' operations and has identified areas in which the Company could potentially reduce its operating costs without adversely affecting customer service and sales levels. The primary source of operating cost reductions are expected to occur in the following areas: (i) personell reductions through the reduction of selling, buying, and administrative staff, the restructuring of job assignments and the elimination of duplicative functions and functions no longer essential to the core operations of the Company; (ii) the outsourcing of certain functions where cost benefits and efficiencies can be attained; (iii) the renegotiation of certain contracts and agreements; and (iv) the elimination or reduction of certain discretionary expenses.

     Enhance service charges and other revenues - The Company intends to implement an increase to the finance charge rate assessed on outstanding customer credit card account balances and to increase the late charges assessed on delinquent customer accounts, consistent with rates charged by certain competitors', by mid-fiscal 1996. (See Part I, Item I," Business -- Credit Policy").

     Improve cash flow - The Company's fiscal 1995 expansion program included the opening of six new department stores. (See
Part I, Item I, "Business -- Store Expansion and Remodeling"). As of the date of this report, the Company has opened the one new store in Reno, Nevada, and the two replacement stores in Fresno and Modesto, California, contemplated in the Company's 1996 Plan. With the exception of expenditures related to those new stores, the Company currently does not anticipate any further new store openings in fiscal 1996. Additionally, the Company intends to limit major capital expenditures, maintain tight controls over inventory levels and substantially reduce other discretionary expenditures in order to provide increased cash flows for operations. The Company's cash flow was enhanced during the first quarter of fiscal 1996 by the receipt of $2.8 million in connection with the filing of certain amended income tax returns.

     Management believes the Company's ability to meet its 1996 plan is further enhanced by the acquisition of one of its primary competitors. Federated Department Stores, Inc. ("Federated") acquired Broadway Stores, Inc. ("Broadway"), in late fiscal 1995. Broadway operated eleven stores under Broadway and Weinstocks nameplates in approximately one-third of the Company's market areas. Federated has announced that it will permanently close four of those locations during the first quarter of fiscal 1996 and will temporarily close three of those locations for remodeling, with those stores expected to reopen in the third or fourth quarters of fiscal 1996 under a Macys or Bullocks nameplate. The remaining four locations were reopened by Federated immediately under a Macys or Bullocks nameplate. Management believes that while Broadway stores carried substantially the same merchandise and competed for the same customer as the Company, Macys/Bullocks department stores generally carry higher priced merchandise and compete with the Company to a lesser degree. The Company's stores in the locations in which Broadway stores are to be permanently or temporarily closed comprised 34.9% of the Company's fiscal 1995 sales. Management expects this percentage to increase in fiscal 1996 as a result of the temporary and permanent store closures.

     Other Recent Sources of Liquidity.

               Mortgage and Sale-Leaseback Financings. The
Company obtained additional working capital funds in fiscal 1995 through mortgage loans and a sale-leaseback. On October 4, 1995, the Company finalized three fifteen-year mortgage loans with Midland Commercial Funding ("Midland"), and on October 10, 1995 finalized a fourth such mortgage loan. The mortgage loans, collectively the "Midland loans", are collateralized by the land, buildings and leasehold improvements of four of the Company's department stores located in Eureka, Antioch, Yuba City and Palmdale, California. The $20.0 million total proceeds from the arrangements were used to repay the $9.8 million remaining outstanding balance of a pre-existing long-term loan with Wells Fargo, with the remaining $10.2 million used to reduce outstanding borrowings under the Fleet line of credit and pay certain costs associated with the transaction. Monthly principal payments on the mortgage loans are based on twenty-five year amortization schedules and interest is payable at fixed rates ranging from 9.23% to 9.39%. The outstanding balance of the Midland loans was $20.0 million at February 3, 1996.

     On June 27, 1995, the Company finalized the sale and leaseback of the land, building and leasehold improvements comprising its department store located in Capitola, California. Proceeds from the arrangement, totaling $11.6 million, were used to reduce the outstanding balance of the previously described Wells Fargo long-term note payable by $8.0 million, with the remaining $3.6 million used to reduce outstanding borrowings under the Fleet line of credit.

               Bank and Other Financings. In addition to the Fleet facility, the Company also has a revolving line of credit with Bank Hapoalim that provides for additional borrowings of up to $15.0 million through March 1997, limited to a restrictive borrowing base. Interest on outstanding borrowings under the line of credit is charged at a rate equal to LIBOR plus 1.0% (6.625% at February 3, 1996). At February 3, 1996, the maximum amount available for borrowings of $15.0 million was outstanding under the line of credit with Bank Hapoalim.

     The Company also has a long-term financing arrangement with Heller Financial, Inc. ("Heller"), due January 1, 2002, which bears interest at a rate of 10.45% and had an outstanding loan balance of $5.7 million at February 3, 1996. The note with Heller also contains various restrictive loan covenants. The Company was in violation of one of those covenants at February 3, 1996. The Company has obtained a waiver from the lender for the violation as of that date and the agreement has been amended to avoid expected future violations. Management believes the Company will be able to maintain compliance with the applicable covenants, as amended, throughout fiscal 1996. Accordingly, the related debt is classified as long-term pursuant to its original terms in the accompanying financial statements.

     The Company's 8.55% Commercial Revenue Bonds were paid upon their maturity on December 1, 1995 with proceeds from a short-term note payable to Wells Fargo in the amount of $2.7 million. The note payable, originally due March 5, 1995, (extended to September 5,
1996), is collateralized by the Company's department store in San Luis Obispo, California, and bears interest at a rate of 1/4% above the prime rate of interest through March 5, 1996, increasing to 1 and 1/2% above the prime rate through June 5, 1996 and 2% above the prime rate of interest, thereafter.

     During 1995, the Company also received a total of $1.3 million in connection with two of its fiscal 1995 store openings for the purpose of financing fixture and equipment expenditures at those locations. The $1.3 million is to be repaid over ten-year maturity periods at interest rates ranging from 5.0% to 10.0%. The outstanding balance of such loans at February 3, 1996 was $1.2 million.

               Securitization Program. As described more fully in Note 3 to the Consolidated Financial Statements, the Company issued $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors in March 1994 under a receivables securitization program. Interest, earned by the certificateholders on a monthly basis, is paid through finance charges collected under the program. The outstanding principal balance of the certificates is to be repaid in equal monthly installments commencing September 1998 through September 1999, through the application of credit card receivable principal collections during that period. The issuance of the Fixed Base Certificates was accounted for as a sale for financial reporting purposes. Accordingly, the $40.0 million of receivables underlying those certificates and the corresponding obligations are excluded from the accompanying financial statements. The Company used the $40.0 million proceeds from the initial securitization and sale of the receivables to repay all outstanding borrowings under a pre-existing line of credit and long-term credit facility and to pay certain costs related to the securitization transaction.

     In September 1994, a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million was also issued to Bank Hapoalim as collateral for the previously described revolving line of credit financing arrangement with that bank. In addition to the Fixed and Variable Base Certificate, additional series of certificates may be issued as a source of additional working capital financing to the Company. Management is presently contemplating the issuance of an additional variable base certificate in late fiscal 1996, however, there can be no assurance that such an issuance will occur.

     Subsequent Events. On March 29, 1996, the Company finalized an agreement with Broadway Stores, Inc. ("Broadway"), a wholly-owned subsidiary of Federated Department Stores, Inc.
("Federated"), and Way Modesto Properties, Corp., the landlord, whereby the Company vacated its present location in the Modesto, California Vintage Faire Mall and sub-leased Broadway's former store in that mall for the remaining twelve years, including renewal periods, of the lease. Pursuant to a letter of intent dated April 16, 1996, the Company also vacated its present location in the Fresno Fashion Fair Mall and reopened a new store in that mall in the former Broadway store location. Management expects to finalize a twenty-year lease for Fashion Fair location in the near-term. Lease terms under both of the arrangements are comparable to other leases of the Company. In connection with the arrangements, the Company purchased certain of the existing fixtures and equipment at the Modesto location from Federated for $1.3 million, and Federated financed the purchase price with a five-year note payable bearing interest at a rate of 10.0%. The Company expects Federated to finance the purchase of additional fixtures and equipment under similar terms in connection with the finalization of the Fashion Fair arrangement.

Additional Cash Flow and Working Capital Analysis.

     Working capital increased to $42.9 million in fiscal 1995 as compared to $37.9 million in fiscal 1994 and $32.1 million in fiscal 1993. The Company's ratio of current assets to current liabilities continued to improve, increasing to 1.45:1 at February 3, 1996, as compared to 1.43:1 at January 28, 1995 and 1.30:1 at January 29, 1994.

     Cash flows from operating activities consist primarily of net income (loss) adjusted for certain non-cash income and expense items, including, but not limited to, depreciation and amortization, the provision for uncollectible accounts and changes in deferred taxes. Net cash used in operating activities was $18.9 million in fiscal 1995. Excluding the payment of certain recurring expenses related to fiscal 1996 that occured in fiscal 1995 due to the 53rd week, net cash used in operating activities was $11.3 million in fiscal 1995 as compared to $1.5 million in fiscal 1994, an increase of $9.8 million. This increase is primarily attributable to increased inventory requirements associated with six new stores (including one larger replacement store) opened since the prior year, less $4.0 million received as incentive to open one of those new stores (see Note 5 to the Consolidated Financial Statements) and an increase in amounts due from vendors and prepayments for certain merchandise. As described more fully in Note 10 to the Consolidated Financial Statements, net cash used in operating activities in fiscal 1995 also includes the payment of $3.0 million into an irrevocable trust in accordance with the settlement of the previously described stockholder litigation and amounts paid in connection the settlement of previously outstanding state income tax matters.

     Net cash used in operating activities in fiscal 1994 and 1993 related primarily to increases in merchandise inventories and receivables associated with new stores opened during and shortly after year-end in each of those years. To a lesser extent, the increase in merchandise inventory in fiscal 1994 is also attributable to the receipt of opportunistic purchases of merchandise shortly before year-end. As described more fully in
Note 10 to the Consolidated Financial Statements, net cash used in and provided by operating activities in fiscal 1994 and 1993 also reflects amounts paid in connection with the government's investigation and related stockholder litigation.

     Net cash used in investing activities was $1.1 million in fiscal 1995 as compared to $2.5 million in fiscal 1994, a decrease of $1.4 million. Net cash used in investing activities in fiscal 1995 includes expenditures for tenant improvements, construction costs and furniture, fixtures and equipment associated with new and certain existing store locations, less reimbursements received for certain of those expenditures and proceeds from the previously described Capitola store sale and leaseback arrangement. Net cash used in investing activities in 1994 and 1993 consisted primarily of expenditures for two new stores opened during each of those years.

     Net cash provided by financing activities was $21.9 million in fiscal 1995 as compared to $6.0 million in fiscal 1994, an increase of $15.9 million. Net cash provided by financing activities in fiscal 1995 consisted primarily of proceeds from the Company's revolving lines of credit, net of repayments made on its various credit facilities during the year. The $20.0 million provided by the Midland financing was fully applied against previously outstanding obligations. The sale and leaseback arrangement finalized in fiscal 1995 resulted in an increase to working capital of $3.6 million. Net cash provided by financing activities in fiscal 1994 included borrowings under the Company's lines of credit and was partially offset by the application of the $40.0 million proceeds received through the issuance of the Fixed Base Certificates, which was used to repay all outstanding borrowings under a pre-existing line of credit and long-term borrowing arrangement and to pay certain costs associated with the transaction. The Company also received $6.7 million in 1994 through the mortgage of the property and equipment located at its department store in Hanford, California. Net cash provided by financing activities in 1993 consisted primarily of proceeds from the Company's revolving line of credit and other long-term borrowings.

Inflation

     Although inflation has not been a material factor to the Company's operations during the past several years, the Company does experience some increases in the cost of certain of its merchandise, salaries, employee benefits and other general and administrative costs. The Company is generally able to offset these increase by adjusting its selling prices or modifying its operations. The Company's ability to adjust selling prices is limited by competitive pressures in its market areas.

     The Company accounts for its merchandise inventories on the retail method using last-in, first-out (LIFO) cost using the department store price indexes published by the Bureau of Labor Statistics. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces the impact of inflation in reported income due to increasing costs.

Seasonality

     The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of net sales, gross profit and operating results realized during the last half of each fiscal year, which includes the back-to-school and Christmas selling seasons. The Company's results may also vary from quarter to quarter as a result of, among other things, the timing and level of the Company's sales promotions, weather, fashion trends and the overall health of the economy in the Company's market areas. Working capital requirements also fluctuate during the year, increasing substantially prior to the Christmas selling season when the Company must carry significantly higher inventory levels.

     The following table sets forth unaudited quarterly results of operations for fiscal 1995 and 1994 (in thousands, except per share data). (See Note 13 to the Consolidated Financial
Statements.)

                                   1995
Quarter ended         April 29    July 29    October 28   February 3

Net sales             $77,934     $91,884     $86,066     $145,157
Gross profit           22,553      27,490      27,432       44,739
Income (loss) before
 income tax expense
 (benefit)             (5,100)     (3,155)     (5,101)       4,745
Net income (loss)      (3,162)     (1,955)     (3,164)       2,642
Income (loss) per
 common share            (.30)       (.19)       (.30)         .25

                                       1994
Quarter ended         April 30    July 30    October 29   January 28

Net sales             $70,221     $80,515      $78,835     $134,032
Gross profit           22,185      24,929       26,687       42,379
Income (loss) before
 income tax expense
 (benefit)             (3,778)     (5,807)        (859)      12,781
Net income (loss)      (2,343)     (3,983)        (568)       8,410
Income (loss) per
 common share            (.22)       (.38)        (.05)         .81
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


                      PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE
COMPANY

     The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 27, 1996, to be filed pursuant to Regulation 14A.

     The following table lists the executive officers of the
Company:

Name                   Age(1)         Position
Joseph W. Levy         64             Chairman and Chief
                                      Executive Officer

Stephen J. Furst       53             President, Chief Operating
                                      Officer and Director

Gary L. Gladding       56             Executive Vice President/
                                      General Merchandise
Manager

Alan A. Weinstein      51             Senior Vice President and
                                      Chief Financial Officer

Michael J. Schmidt     54             Senior Vice President/
                                      Director of Stores
__________________________
(1) As of March 31, 1996

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

     Steven J. Furst became Executive Vice President and Chief Operating Officer of the Company in July 1993 and President in November 1993. Mr. Furst was also elected a director of the Company in March 1994. He is the first non-family member to serve as the Company's President in its over 91 year history. From 1963 to 1993, he served in a variety of capacities with Hess's Department Store based in Allentown, Pennsylvania, including Chief Operating Officer and President. He also serves on the Board of Directors of the National Retail Federation and the Fresno Metropolitan Museum.

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

     Michael J. Schmidt became Senior Vice President/Director of Stores of E. Gottschalk in February 1985. From October 1983 through February 1985, he was Manager of the Gottschalks Fashion Fair store. Prior to joining the Company, he was General Manager of the Liberty House store in Fresno from January 1981 to October 1983, and before 1981, held management positions with Allied Corporation and R.H. Macy & Co., Inc.

Item 11.       EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 27, 1996, to be filed pursuant to Regulation 14A.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND  MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 27, 1996, to be filed pursuant to Regulation 14A.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 27, 1996, to be filed pursuant to Regulation 14A.


                        PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
               REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Gottschalks Inc. and Subsidiaries are included in Item 8:

     Consolidated balance sheets -- February 3, 1996 and January
     28, 1995

     Consolidated statements of operations -- Fiscal years ended
     February 3, 1996, January 28, 1995 and January 29, 1994

     Consolidated statements of stockholders' equity -- Fiscal years ended February 3, 1996, January 28, 1995 and January
     29, 1994

     Consolidated statements of cash flows -- Fiscal years ended
     February 3, 1996, January 28, 1995 and January 29, 1994

     Notes to consolidated financial statements - Three years ended February 3, 1996

     Independent auditors' report

(a)(2) The following financial statement schedule of Gottschalks Inc. and Subsidiaries is included in Item 14(d):

     Schedule II -- Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the consolidated financial statements, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are required by Item 601 of the Regulation S-K and Item 14(c):

Exhibit
  No.                    Description

3.1 Certificate of Incorporation of the Registrant, as amended.(1)

3.2  By-Laws of the Registrant, as amended.

10.1 Agreement of Limited Partnership dated March 16, 1990, by and between River Park Properties I and Gottschalks Inc.
     relating to the Company's corporate headquarters.(2)


10.2 1986 Employee Incentive Stock Option Plan with form of stock option agreement thereunder.(3)(4)

10.3 1986 Employee Nonqualified Stock Option Plan with form of stock option agreement thereunder.(3)(4)

10.4 Gottschalks Inc. Stock Purchase Plan.(3)(4)

10.5 Wage Continuation Agreement dated November 24, 1980 by and between E. Gottschalk & Co., Inc. and Joseph W. Levy.
     (3)(4)

10.6          Employment Agreement dated June 1, 1987 by and between E.
               Gottschalk & Co., Inc. and Michael J. Schmidt.(1)(4)

10.7         Participation Agreement dated as of December 1, 1988 among
               Gottschalks Inc., General Foods Credit Investors No. 2 Corporation and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Stockton and Bakersfield Gottschalks department stores and the Madera distribution facility.(1)

10.8          Lease Agreement dated December 1, 1988 by and between
               Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of department stores in Stockton and Bakersfield, California and the Madera distribution facility.(1)

10.9          Ground Lease dated December 1, 1988 by and between
               Gottschalks Inc., and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Bakersfield department store.(1)

10.10 Memorandum of Lease and Lease Supplement dated July 1, 1989 by and between Manufactures Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Stockton department store.(1)

10.11          Ground Lease dated August 17, 1989 by and between
               Gottschalks Inc. and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Madera distribution facility.(1)

10.12 Lease Supplement dated as of August 17, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Madera distribution facility.(1)

10.13 Tax Indemnification Agreement dated as of August 1, 1989 by and between Gottschalks Inc. and General Foods Credit Investors No. 2 Corporation relating to the sale-leaseback of the Stockton and Bakersfield department stores and the Madera distribution facility.(1)

10.14 Lease Agreement dated as of March 16, 1990 by and between Gottschalks Inc. and River Park Properties I relating to the Company's corporate headquarters.(5)

10.15 Receivables Purchase Agreement dated as of March 30, 1994 by and between Gottschalks Credit Receivables Corporation and Gottschalks Inc.(6)

10.16 Pooling and Servicing Agreement dated as of March 30, 1994 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company. (6)

10.17 Amendment No. 1 to Pooling and Servicing Agreement dated as of September 16, 1994 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company.(7)

10.18 Amended and Restated Series 1994-1 Supplement to Pooling and Servicing Agreement dated as of September 16, 1994, by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company.(7)

10.19 Loan and Security Agreement dated March 30, 1994 by and between Barclays Business Credit, Inc. and Gottschalks Inc.(6)

10.20 Intercreditor Agreement dated March 30, 1994 by and among Gottschalks Inc., Barclays Business Credit, Inc. and Wells Fargo Bank, National Association.(6)

10.21 Assignment and Acceptance by and between Wells Fargo Bank, National Association and Barclays Business Credit, Inc.(6)

10.22       First Amendment to Loan and Security Agreement dated
May 12, 1994; Second Amendment to Loan and Security Ag reement   dated
October 12, 1994 (7) and Third Amendment  to Loan      and Security Agreement
dated December 30, 1994 by and  between Gottschalks Inc. and Barclays
Business Credit, Inc. and Fourth Amendment to Loan and Security Agreement dated March 22, 1995 and Fifth Amendment to Loan and Security Agreement dated March 31, 1995, by and between Gottschalks Inc. and Shawmut Capital Corporation (formerly Barclays Business Credit, Inc.) (15)

10.23 1994 Amended and Restated Credit Agreement dated as of March 30, 1994 by and between Gottschalks Inc. and Wells Fargo Bank, National Association.(6)

10.24          Second Amended and Restated Security Agreement dated as
     of August 26, 1993 by and between Gottschalks Inc. and      Wells Fargo
Bank, National Association.(10)

10.25 First Amendment to Second Amended and Restated Security Agreement dated as of March 30, 1994 by and between Gottschalks Inc. and Wells Fargo Bank, National
               Association.(6)

10.26 Waiver Agreement dated November 23, 1994, by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company.(7)

10.27 First Amendment to 1994 Amended and Restated Credit Agreement dated August 26, 1994, by and between Gottschalks Inc. and Wells Fargo Bank, N.A.(7)

10.28          New Term Loan Maturity Date Extension dated November 15, 1994,
by and between Gottschalks Inc. and Wells Fargo       Bank, N.A.(7)

10.29 Waiver Agreement dated October 21, 1994, by and between Gottschalks Inc. and Wells Fargo Bank, N.A.(7)

10.30 Consulting Agreement dated June 1, 1994 by and between Gottschalks Inc. and Gerald H. Blum.(4)(8)

10.31 Form of Severance Agreement dated March 31, 1995 by and between Gottschalks Inc. and the following senior executives of the Company: Joseph W. Levy, Stephen J. Furst, Gary L. Gladding, Michael J. Schmidt and Alan A. Weinstein.(4)

10.32          1994 Key Employee Incentive Stock Option Plan.(4)(9)

10.33          1994 Director Nonqualified Stock Option Plan.(4)(9)

10.34          1994 Executive Bonus Plan.(4)

10.35 Promissory Note and Security Agreement dated December 16, 1994 by and between Gottschalks Inc. and Heller Financial, Inc.(11)

10.36 Waiver Agreement dated May 12, 1995, by and between Gottschalks Inc. and Shawmut Capital Credit Corporation.
               (12)

10.37 Amendment dated July 3, 1995 to 1994 Amended and Restated Credit Agreement dated as of March 30, 1994, as amended, by and between Gottschalks Inc. and Wells Fargo Bank, N.A.(13)

10.38 Sixth Amendment to Loan and Security Agreement dated July 31, 1995, by and between Gottschalks Inc. and Shawmut Capital Corporation.(14)

10.39 Seventh Amendment to Loan and Security Agreement dated August 9, 1995, by and between Gottschalks Inc. and Shawmut Capital Corporation.(14)

10.40 Agreement of Sale dated June 27, 1995, by and between Gottschalks Inc. and Jack Baskin relating to the sale and leaseback of the Capitola, California property.(14)

10.41 Lease and Agreement dated June 27, 1995, by and between Jack Baskin and Gottschalks Inc. relating to the sale and leaseback of the Capitola, California property.(14)

10.42 Eighth Amendment to Loan and Security Agreement dated October 11, 1995 by and between Gottschalks Inc. and Fleet Capital Corporation.(15)

10.43 Promissory Notes and Security Agreements dated October 4, 1995 and October 10, 1995 by and between Gottschalks Inc. and Midland Commercial Funding.(15)

10.44 Forbearance Agreement dated December 11, 1995, by and between Gottschalks Inc. and Fleet Capital Corporation.(15)

10.45 Promissory Note and Deed of Trust with Assignment of Rents dated November 20, 1995 by and between Gottschalks Inc. and Wells Fargo Bank, N. A.

10.46 Note Extension and Modification Agreement dated March 12, 1996, by and between Gottschalks Inc. and Wells Fargo Bank,
               N. A.

10.47 Ninth and Tenth Amendments to Loan and Security Agreement dated January 26, 1996 and March 7, 1996, respectively, by and between
Gottschalks Inc. and Fleet Capital      Corporation.

10.48 Waiver Agreement dated April 22, 1996 by and between Gottschalks Inc. and Heller Financial, Inc.

21.  Subsidiaries of the Registrant. (11)

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

(3)  Filed as an exhibit to Registration Statement on Form S-1,
     (File No. 33-3949), and incorporated herein by reference.

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

(11) Filed as an exhibit to the Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 1-09100), and incorporated herein by reference.

(12) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended April 29, 1995 (File No. 1-09100), and incorporated herein by reference.

(13) Filed as an exhibit to the Current Report on Form 8-K dated
     June 27, 1995 (File No. 1-09100), and incorporated herein by reference.

(14) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100), and incorporated herein by reference.

(15) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended October 28, 1995 (File No. 1-09100), and incorporated herein by reference.
_____________________

     (b) Reports on Form 8-K--The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 1995.

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

             FINANCIAL STATEMENT SCHEDULE

              YEAR ENDED FEBRUARY 3, 1996

           GOTTSCHALKS INC. AND SUBSIDIARIES

                  FRESNO, CALIFORNIA
























INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 3, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gottschalks Inc. and Subsidiaries as of February 3, 1996 and
January 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE, LLP

s/Deloitte & Touche, LLP
Fresno, California
February 29, 1996 (April 16, 1996 as to Note 12)

GOTTSCHALKS INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                  February 3,   January 28,
ASSETS                                              1996          1995

CURRENT ASSETS:
  Cash                                            $  5,113      $  3,156
  Cash held by GCC Trust                             2,280         2,365
  Receivables:
   Trade accounts, less allowances of
    $1,262 in 1995 and $1,297 in 1994 (Note 2)      27,467        27,311
   Vendor claims, less allowances of $90
    in 1995 and $98 in 1994                          5,776         3,125
                                                    33,243        30,436
  Merchandise inventories                           87,507        80,678
  Refundable income taxes and
    deferred tax assets (Note 7)                     1,437         1,565
  Other                                              9,478         8,501
       Total current assets                        139,058       126,701

PROPERTY AND EQUIPMENT (Notes 4 and 6):
  Land and land improvements                        16,064        19,178
  Buildings and leasehold improvements              43,696        50,223
  Furniture, fixtures and equipment                 53,443        44,981
  Buildings and equipment under capital leases      14,398        14,399
  Construction in progress                           1,948           845
                                                   129,549       129,626
  Less accumulated depreciation and amortization    40,299        35,817
                                                    89,250        93,809

OTHER ASSETS:
  Goodwill, less accumulated amortization
   of $1,030 in 1995 and $913 in 1994                1,369         1,485
  Other                                              9,364        11,358
                                                    10,733        12,843

                                                  $239,041      $233,353


See notes to consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                                   February 3,  January 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1996         1995

CURRENT LIABILITIES:
  Revolving lines of credit (Note 3)               $ 45,164     $ 17,844
  Bank overdraft                                      5,096        9,853
  Trade accounts payable                             22,298       25,179
  Accrued expenses                                   10,633       16,417
  Taxes, other than income taxes                      2,346        7,487
  Accrued payroll and related liabilities             5,112        5,267
  Current portion of
   long-term obligations (Notes 3 and 4)              2,094        5,154
  Short-term obligations (Note 3)                     2,743        1,600
  Deferred income taxes (Note 7)                        668      _______
          Total current liabilities                  96,154       88,801

LONG-TERM OBLIGATIONS, less current portion
  (Notes 3 and 4):
  Notes, mortgages and bonds payable                 25,654       23,721
  Capitalized lease obligations                       9,218        9,951
                                                     34,872       33,672
DEFERRED INCOME (Note 5)                             20,265       16,366
DEFERRED LEASE PAYMENTS AND OTHER (Note 4)            5,902        5,032
DEFERRED INCOME TAXES (Note 7)                        3,931        5,905

COMMITMENTS AND CONTINGENCIES (Notes 2, 4, 11 and 12)

STOCKHOLDERS' EQUITY (Notes 3 and 8):
  Preferred stock, par value of $.10 per share;
   2,000,000 shares authorized; none issued
  Common stock, par value of $.01 per share;
   30,000,000 shares authorized; 10,416,520 issued
  Common stock                                          104          104
  Additional paid-in capital                         55,945       56,112
  Retained earnings                                  21,870       27,509
                                                     77,919       83,725
  Less common stock in treasury at cost,
   338 and 22,000 shares                                 (2)        (148)
                                                     77,917       83,577
                                                   $239,041     $233,353

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)

                                              1995       1994       1993

Net sales                                   $401,041   $363,603   $342,417
Service charges and other income              11,663      9,659      8,938
                                             412,704    373,262    351,355
Costs and expenses:
  Cost of sales                              278,827    247,423    233,715
  Selling, general and
    administrative expenses
    (Notes 4, 6 and 9)                       123,100    103,571    103,675
  Depreciation and amortization                8,092      5,860      5,877
  Interest expense (Note 3)                   11,296     10,238      8,524
  Provision for unusual items (Note 10)                   3,833      3,427
                                             421,315    370,925    355,218

    Income (loss) before income tax
      expense (benefit)                       (8,611)     2,337     (3,863)

Income tax expense (benefit)(Note 7)          (2,972)       821     (1,190)

    Net income (loss)                       $ (5,639)  $  1,516   $ (2,673)

Net income (loss) per common share          $   (.54)  $    .15   $   (.26)




See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars, except share data)


                        Common Stock  Additional
                                       Paid-In    Retained  Treasury
                        Shares  Amount  Capital    Earnings  Stock     Total
BALANCE,
 JANUARY 30, 1993     10,410,757 $104  $56,098    $28,666    $(339)   $84,529
  Net loss                                         (2,673)             (2,673)
  Shares issued under
    stock option plan     1,500             10                             10
  Shares purchased and
    retired                (925)            (7)                            (7)
  Net compensation benefit
    related to stock option plan           (43)                           (43)
  Purchase of 20,000 shares
    of treasury stock                                         (166)      (166)
  Contribution of 55,000
    shares of treasury stock
    to Retirement Savings Plan             (37)                505        468

BALANCE,
  JANUARY 29, 1994   10,411,332   104    56,021     25,993       0     82,118
  Net income                                         1,516              1,516
  Shares issued under
    stock option plan   13,500               94                            94
  Shares purchased and
    retired             (8,312)             (98)                          (98)
  Net compensation expense
    related to stock option plan             24                            24
  Purchase of 43,976 shares
    of treasury stock                                         (303)      (303)
  Contribution of 21,976
    shares of treasury stock
    to Retirement Savings Plan               71                155        226

BALANCE,
  JANUARY 28, 1995  10,416,520    104    56,112    27,509     (148)    83,577
  Net loss                                         (5,639)             (5,639)
  Net compensation benefit
    related to stock option plan          (170)                          (170)
  Purchase of 12,500 shares
    of treasury stock                                          (94)       (94)
  Contribution of 34,164
    shares of treasury stock
    to Retirement Savings Plan               3                 240        243

BALANCE,
  FEBRUARY 3, 1996 10,416,520   $104   $55,945   $21,870    $   (2)   $77,917




See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                               1995         1994         1993

OPERATING ACTIVITIES:
 Net income (loss)                          $ (5,639)    $  1,516     $ (2,673)
   Adjustments:
   Depreciation and amortization               8,096        5,849        5,876
   Deferred income taxes                      (1,296)         876         (236)
   Deferred lease payments and other             870          734          619
   Deferred income                              (609)        (493)        (556)
   Net compensation (benefit)expense
    related to stock option plan                (170)          24          (43)
   Provision for credit losses                 2,754        2,052        2,164
   LIFO (benefit) provision                                (3,202)         969
   Equity in the (income) loss of
    limited partnership                          (64)        (160)         228
   Net (gain) loss from sale of assets          (344)           7           37
   Loss on securitization and sale of
    receivables (Note 2)                                      305
   Stockholder litigation settlement (Note 10)(3,000)
   Lease incentive (Note 5)                    4,000
   Changes in operating assets and liabilities:
      Receivables (excluding receivables
        sold - Note 2)                        (5,261)      (6,952)      (5,248)
      Merchandise inventories                 (6,215)     (16,384)      (2,030)
      Other current and long-term assets      (1,711)         (35)      (3,666)
      Other current and long-term liabilities(10,304)      14,326        1,944
    Net cash used in operating activities    (18,893)      (1,537)      (2,615)

INVESTING ACTIVITIES:
 Purchases of property and equipment,
   net of reimbursements received            (12,773)      (4,539)      (5,456)
 Proceeds from sale/leaseback arrangements
   and other property and equipment sales     11,606        1,881           13
 Distribution from limited partnership            86          153
    Net cash used in investing activities     (1,081)      (2,505)      (5,443)

FINANCING ACTIVITIES:
 Proceeds from revolving lines of credit     533,433      357,238      113,638
 Principal payments on revolving lines of
   credit                                  (506,113)    (389,094)    (119,038)
 Proceeds from short-term and
   long-term obligations                     23,993       12,650       15,253
 Principal payments on short-term and
   long-term obligations                    (24,710)     (16,668)      (3,465)
 Proceeds from securitization and sale of
   receivables (Note 2)                                   40,000
 Changes in bank overdraft                   (4,757)       4,228        1,774
 Changes in cash held by GCC Trust               85       (2,365)
 Issuance of common stock pursuant to
   stock option plan                                          94           10
 Shares purchased and retired                                (98)          (7)
    Net cash provided by financing activities 21,931        5,985        8,165


INCREASE IN CASH                               1,957        1,943          107

CASH AT BEGINNING OF YEAR                      3,156        1,213        1,106
CASH AT END OF YEAR                         $  5,113     $  3,156     $  1,213


See notes to consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING
     POLICIES

     Gottschalks Inc. is a regional department and specialty
     store chain based in Fresno, California, currently
     consisting of thirty-four "Gottschalks" department stores and twenty-five "Village East" specialty stores located primarily in non-major metropolitan cities throughout California, and in Oregon, Washington and
Nevada.  Gottschalks    department stores typically offer a wide range of
brand-name and private-label merchandise, including women's, men's, junior's and children's apparel, cosmetics, home furnishings and other consumer goods. Village East specialty stores offer apparel for larger women.

     Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and ass umptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates and  assumptions are subject to inherent uncertainties which may result in actual results differing from reported amounts.
     Consolidation - The accompanying financial statements
     include   the accounts of Gottschalks Inc., its wholly-owned
   subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"
 - Note 2) and Gottschalks Credit Card Master Trust ("GCC
    Trust" - Note 2), (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1995, 1994 and 1993 ended on February 3, 1996, January 28, 1995 and January 29, 1994, respectively. Fiscal year 1995 contained 53 weeks and fiscal years 1994 and 1993 each contained 52 weeks. The Company's fiscal 1995 results of operations were not materially affected by results applicable to the 53rd week.

     Cash Held by GCC Trust - Cash held by GCC Trust relates to the receivable securitization program (Note 2) and includes $2,035,000 and $2,120,000 at February 3, 1996 and January 28, 1995, respectively, designated under the prepayment option to reduce outstanding borrowings under the line of credit collateralized by the Variable Base Certificate subsequent to year end in each of those years. Cash held by GCC Trust also includes $245,000 at February 3, 1996 and January 28, 1995 for the payment of monthly interest to the Fixed Base Certificate holders.
     Bank Overdraft - Under the Company's cash management program, checks issued by the Company and not yet presented for payment frequently result in overdraft balances for accounting purposes. Such amounts represent interest-free, short-term borrowings to the Company.

     Receivables - Receivables, excluding receivables sold as of
          February 3, 1996 and January 28, 1995, consist
     primarily of   customer credit card receivables and
     represent the Company's retained interest in receivables
     sold in connection with the receivables securitization
     program, receivables underlying the Variable Base
     Certificate and certain other receivables (Note 2). Such
     amounts include revolving charge accounts with terms which, in some cases, provide for payments exceeding one year.
     In accordance with usual industry practice such receivables are included in current assets. Service charge revenues associated with the Company's customer credit card
     receivables    were $10,937,000 in 1995, $8,904,000 in
     1994 and $8,100,000 in 1993.

     The Company maintains reserves for possible credit losses based on the expected collectibility of all receivables, including receivables sold, and such losses have consistently been within management's expectations.

     Concentrations of Credit Risk - The Company extends credit to individual customers based on their credit worthiness and generally requires no collateral from such customers. Concentrations of credit risk with respect to the Company's credit card receivables are limited due to the large number of customers comprising the Company's customer base.

     Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out
(FIFO) method was equal to the LIFO value of inventories at February 3, 1996 and January 28, 1995.

     The Company includes in inventory the capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match sales with these related costs.

     Store Pre-Opening Costs - Store pre-opening costs represent certain expenditures incurred prior to the opening of new stores that are deferred and amortized generally on a straight-line basis not to exceed a twelve month period commencing with the store opening. Store pre-opening costs, net of accumulated amortization, of $652,000 at February 3, 1996 and $724,000 at January 28, 1995 are included in other current assets. The amortization of new store pre-opening costs, totaling $2,524,000, $438,000 and $429,000 in 1995,
     1994 and 1993, is included in depreciation and amortization in the accompanying statements of operations.

     Property and Equipment - Property and equipment is stated on the basis of cost or appraised value as to certain contributed land. Depreciation and amortization is computed by the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, land improvements and leasehold improvements and 3 to 15 years for furniture, fixtures and equipment. Reimbursements received for certain capital expenditures are reported as reductions to the original cost of the related assets. Amortization of buildings and equipment under capital leases is computed by the straight-line method over the life of the lease and is combined with depreciation in the accompanying statements of operations.

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

     The Company accounts for its investment in the limited partnership on the equity method of accounting. As of February 3, 1996 and January 28, 1995, the investment was $1,207,000 and $1,164,000, respectively, and prepaid rent, net of accumulated amortization, was $2,507,000 and $2,756,000, respectively. Such amounts are included in other long-term assets. The Company's equity in the income
     (loss) of the partnership, totaling $64,000 in 1995, $160,000 in 1994 and ($228,000) in 1993, is included in service charges and other income.

     Goodwill - The excess of acquisition costs over the fair
     value of the net assets acquired is amortized on a straight-line basis over 20 years. The Company periodically analyzes the value of net assets acquired to determine whether any impairment in the value of such
     assets    has occurred. The primary indicators of
     recoverability used by the Company are current or forecasted profitability of the related acquired assets as compared to their carrying values.

     Deferred Income - Deferred income consists primarily of donated land, cash received as incentive to construct new stores and cash received as an incentive to enter into a new lease arrangement. Land contributed to the Company is included in land and recorded at appraised fair market values. Except as described at Note 5, donated land and cash received as incentive to construct new stores is recorded as deferred income and amortized to operations over the average depreciable life of the related fixed assets built on the land with respect to locations that are owned by the Company, and over the terms of the related building leases with respect to locations that are leased by the Company, ranging from 32 to 70 years.

     Leased Department Sales - Net sales include leased department sales of $29,766,000, $25,985,000 and
     $25,324,000 in 1995, 1994 and 1993, respectively. Cost of
     sales include related costs of $25,494,000, $22,326,000 and $21,825,000 in 1995, 1994 and 1993, respectively.

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

     Net Income (Loss) Per Common Share - Net income (loss) per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding (if dilutive) which were 10,416,520, 10,413,339 and 10,377,201 in 1995, 1994 and 1993, respectively. The effect of common stock equivalents under the stock option plans were antidilutive in 1995, 1994 and 1993, and therefore not included.

     Non-Cash Transactions - The Company entered into a capital lease obligation of $683,000 in 1994 for leased equipment.

     Fair Value of Financial Instruments - Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments. The carrying value of the Company's cash (including cash held by GCC
     Trust and bank overdraft), receivables, trade payables and other accrued expenses, revolving lines of credit, short-term borrowings and stand-by letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments.
     The following methods and assumptions were used to estimate the fair value for each remaining class of financial instruments:

     Long-term Obligations - The fair values of the Company's long-term obligations are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate estimated fair value of such obligations with an aggregate carrying value of $27,015,000 at February 3, 1996 is $28,186,000.

          Off-Balance Sheet Financial Instruments - The
          Company's off-balance sheet financial
          instruments consist primarily of the Fixed Base
          Certificates (Note 2). The aggregate estimated fair value of the Fixed Base Certificates, based on similar issues of certificates at current rates for the same remaining maturities, with an aggregate value of
$40,000,000 at February 3, 1996 is
          $38,606,000.

          Recently Issued Accounting Standards - Statement of Financial Accounting Standard ("SFAS") No. 121,
               "Accounting for the Impairment of Long-Lived
          Assets and     for Long-Lived Assets to be Disposed of"
          was recently   issued and is effective for fiscal
          years beginning after December 15, 1995. The adoption of the standard is not expected to materially impact the Company's financial position or its results of operations. SFAS No. 123, "Accounting for Stock Based
          Compensation" is also effective for fiscal years beginning after December 15, 1995. As permitted by the statement, the Company intends to continue to measure compensation cost for its stock option plans in accordance with Accounting Principals Board
          Opinion No. 25, "Accounting for Stock Issued to Employees."

     Reclassifications - Certain amounts in the accompanying
     1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.

2.   SECURITIZATION AND SALE OF RECEIVABLES

     The Company entered into a five-and-a-half-year receivables securitization program on March 30, 1994. In
     connection with     the program, all of the Company's
     accounts receivable arising under its private label
     customer credit cards as of March 30, 1994, in addition to all newly-generated receivables during the period
     subsequent to March 30, 1994 and through August 31, 1998, together with rights to all collections and recoveries on such receivables, were sold, without recourse, to a wholly-owned
subsidiary, Gottschalks Credit                   Receivables
     Corporation ("GCRC") and certain of those receivables were subsequently conveyed to a trust, Gottschalks Credit Card
     Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. The Company has continued to service and administer the receivables in return for a monthly servicing fee.

     On March 30, 1994, GCC Trust sold, at par value, fractional undivided ownership interests in certain of the receivables held as of that date through the issuance of $40,000,000 principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors. Interest, earned by the certificate holders on a monthly basis, is paid with a portion of finance charges collected during the period. The outstanding principal balance of the certificates is to be repaid in equal monthly installments commencing September 15, 1998 and through September 15, 1999, through the application of the principal portion of credit card collections during that period. The issuance of the Fixed Base Certificates has been accounted for as a sale for financial reporting purposes. Accordingly, the $40,000,000 of receivables underlying the Fixed Base Certificates and the corresponding debt obligations have been excluded from amounts reported in the accompanying financial statements.

     The Company used the $40,000,000 proceeds from the initial securitization and sale of the receivables to repay all outstanding borrowings under a pre-existing line of credit and long-term credit facility and to pay certain costs related to the securitization transaction. Such proceeds are reported as cash flows from financing activities during the year ended January 28, 1995 in the accompanying statement of cash flows. The Company recognized a loss of $305,000 in 1994 in connection with the initial securitization and sale of these receivables, representing transaction costs in excess of the excess servicing retained by the Company related to the Fixed Base Certificates. The excess servicing asset related to the Fixed Base Certificates is amortized over the life of the related transaction.

     On September 16, 1994, GCC Trust also issued a Variable Base Class A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15,000,000 to Bank Hapoalim. The Variable Base Certificate, representing a fractional undivided ownership interest in certain receivables held by GCC Trust, excluding receivables underlying the Fixed Base Certificates and GCRC's retained interest, was issued as collateral for a revolving line of credit financing arrangement with Bank Hapoalim (Note 3). The Variable Base Certificate contains a prepayment option which enables the Company, at any time within three days notice, to prepay the full amount, or a portion of outstanding borrowings under the line of credit collateralized by the Variable Base Certificate. Accordingly, the issuance of the Variable Base Certificate was accounted for as a financing in the accompanying financial statements and the receivables underlying the Variable Base Certificate, totaling $17,857,000 at February 3, 1996 and January 28, 1995, are included in receivables reported in the accompanying financial statements.

     Receivables reported in the accompanying financial
     statements     also include GCRC's retained interest in
     receivables sold on March 30, 1994, represented by a Subordinated Certificate and an Exchangeable Certificate issued to GCRC by GCC Trust on that date. The outstanding principal balance of such certificates totaled $8,035,000 as of February 3, 1996 and $7,888,000 as of January 28, 1995. Receivables also include accrued finance charges on all receivables, including receivables sold, and receivables that did not meet certain eligibility requirements of the program, totaling $2,837,000 at February 3, 1996 and $2,863,000 at January 28, 1995.

     Under the program, the Company is required, among other things, to maintain certain portfolio performance standards which include the maintenance of a minimum portfolio yield, maximum levels of delinquencies and write-offs of customer credit card receivables and minimum levels of credit card collection rates. As of February 3, 1996, the Company was in compliance with all applicable requirements of the program. In addition to the Fixed and Variable Base Certificates, GCRC may, upon the satisfaction of certain conditions, offer additional series of certificates to be issued by GCC Trust. As of February 3, 1996, no such issuance has occurred.

3.   DEBT OBLIGATIONS:
          Revolving Lines of Credit -

     The Company's primary revolving line of credit arrangement
     is   with Fleet Capital Corporation ("Fleet" - formerly
     Shawmut   Capital Corporation) and provides for
     borrowings of up to $66,000,000 through March 30, 1997. Such borrowings are limited to a restrictive borrowing base equal to 60% of eligible merchandise inventories during the months of March 1996 through December 1996 (50% in all other months). During fiscal 1995, interest on outstanding borrowings was charged at a rate of LIBOR, as determined by the bank, plus 2.8% through August 9, 1995 and LIBOR plus 3.4% thereafter (9.0% at February 3, 1996). The maximum amount available for borrowings under the line of credit was $66,000,000 at February 3, 1996, of which $30,200,000 was outstanding as of that date.

     The Company's arrangement with Fleet contains various restrictive
covenants including, but not limited to:   restrictions on the payment of
cash dividends, limitations
     of   certain annual capital expenditures, maintenance of
     minimum   quick, working capital, tangible net worth,
     total debt to  tangible net worth and coverage ratios.
     In addition, the    arrangement provides for the maintenance
     of minimum adjusted earnings from operations and interest earned ratios and minimum inventory and payables turnover rates.

     The arrangement with Fleet was amended numerous times
     during    fiscal 1995 and one additional time in early
     fiscal 1996,   primarily to increase the Company's
     borrowing capacity under the arrangement and to revise certain restrictive covenants that would have otherwise breached. Increases to the borrowing capacity under the arrangement were requested by the Company in order to fund additional inventory purchases and capital requirements that were incurred in connection with opportunities to open new stores that were presented to the Company after the fiscal 1995 borrowing capacity had been established. The Company also required increases to its borrowing capacity to provide funds to cover operating losses during the
     period. Certain of the restrictive covenants under the arrangement were originally established by Fleet based on the
Company's fiscal 1995 financial plan. The Company
     revised   its fiscal 1995 plan several times during the
     year to reflect     its current level of operations and the
     impact of the new   stores added after its original
     fiscal 1995 plan had been finalized. Accordingly, Fleet amended the agreement several times during the year and in connection with such amendments, increased the interest rate charged under the arrangement and charged the Company additional loan and administrative fees.

     Notwithstanding the amendments, the Company was in
     violation      of four of the covenants applicable to the
     Fleet arrangement   as of February 3, 1996, including
     the maintenance of minimum monthly and annual adjusted earnings from operations levels, the minimum interest earned ratio and the minimum debt coverage ratio. Fleet agreed to forebear such violations as of that date and to further amend certain of the restrictive covenants for fiscal 1996. Certain of the restrictive covenants applicable to the arrangement for fiscal 1996 have been established by Fleet based on the Company's fiscal 1996 financial plan (the "1996 Plan"). The 1996 Plan includes various initiatives aimed at improving the Company's operating results. Accomplishing these objectives is subject to a number of risks and uncertainties, including management's ability to execute the 1996 Plan, the accuracy of various assumptions contained in the 1996 Plan, and the impact of external factors including economic conditions in the regions in which the Company operates, competitive pressures and changing consumer preferences.

     The Company believes that it will be able to maintain compliance with the restrictive covenants in the Fleet arrangement and that the Company will have sufficient liquidity throughout 1996. However, if the Company is
     unable    to comply or to obtain waivers or amendments to
     the agreement in the future, Fleet will have the ability to deem all outstanding borrowings under the arrangement as immediately due and payable prior to its maturity on March 30, 1997. Management believes alternative financing sources may be available to the Company, however, any delay in obtaining such alternative financing would have a material adverse effect on the Company.

     The Company also has a revolving line of credit arrangement with Bank Hapoalim (Note 2) which provides for additional borrowings of up to $15,000,000 through March 30, 1997. Borrowings are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, the Company's borrowing capacity under the line of credit with Bank Hapoalim is subject to seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the line of credit is charged at a rate of LIBOR, as determined by the bank, plus 1.0%, not to exceed a maximum of 12.0% (6.625% at February 3, 1996). At February 3, 1996, the maximum amount available for borrowings of $15,000,000 was outstanding under the line of credit with Bank Hapoalim.

     Short-Term and Long-Term Obligations -


     Notes, mortgages and bonds payable consist of the following:

                                         February 3, January 28,
     (In thousands of dollars)               1996        1995


     Mortgage loans payable to financial
       institution, payable in monthly
       principal installments of $173
       including interest at 9.23% and
       9.39%, principal due and
       payable October 1, 2010 and
       November 1, 2010; collateralized
       by certain real property, assets
       and certain property and equipment   $19,953
     Note payable to bank, payable in
       monthly installments of $193
       including interest at 10 3/4%,
       principal due and payable
       June 30, 1996 (paid in October 1995);
       collateralized by certain real
       property, assets and certain
       property and equipment                          $18,200

     Mortgage loan payable to financial
       institution, payable in monthly
       principal installments of $79 plus
       interest at 10.45%, principal due
       and payable January 1, 2002;
       collateralized by certain real
       property, assets and certain property
       and equipment                            5,700    6,650

     Commercial Revenue Bonds, payable
       in monthly installments of $57
       including interest at 8.55%,
       paid December 1, 1995;
       collateralized by land and
       building                                          3,055

     Fixture loans and other                    1,362      278
                                               27,015    28,183
     Less current portion                       1,361     4,462

                                              $25,654    $23,721


     The note payable to Wells Fargo Bank, N. A., ("Wells
     Fargo")   with an outstanding balance of $18,200,000 at
     January 28,    1995, was repaid in fiscal 1995, prior to
     its maturity, with a portion of proceeds from the sale and leaseback arrangement entered into in June 1995 (Note
     6) and the mortgage loans finalized in October 1995, in addition to scheduled principal reductions during the period.

     In October 1995 the Company entered into four fifteen-year mortgage loans with Midland Commercial Funding
     ("Midland").   The $20,000,000 total proceeds from the
     arrangements were used to repay the $9,800,000 remaining balance of the previously described note payable to Wells
     Fargo, with the remaining proceeds used to reduce outstanding borrowings under the Fleet line of credit and pay certain costs associated with the transaction.

     The Company repaid the Commercial Revenue Bonds upon their maturity on December 1, 1995 with proceeds from a
     short-term     loan extended by Wells Fargo. The short-term
     loan, with an  outstanding balance of $2,743,000 at
    February 3, 1996, was originally due March 5, 1996
     (extended to September 5, 1996), bears interest at a rate
     of 1/4% above the prime rate of  interest through March 5,
     1996, (increasing to 1 and 1/2%   above the prime rate of
     interest through June 5, 1996 and to  2% above the prime
     rate of interest, thereafter), and is collateralized by one of the Company's department store locations. The short-term loan with an outstanding balance of $1,600,000 at January
     28, 1995 represented a bridge loan  financing provided by
     Wells Fargo and was repaid in full, prior to its due date, in March 1995.
     The Company received a total of $1,250,000 in connection
     with      two of its fiscal 1995 store openings for the purpose
     of financing fixture and equipment expenditures at those locations. The loans, with outstanding balances totaling $1,215,000 at February 3, 1996, are to be repaid over ten-year maturity periods and bear interest at rates ranging from 5.0% to 10.0% over that period.

     The scheduled annual principal maturities on all notes
     payable   and mortgage loans are $1,361,000, $1,241,000,
     $1,300,000,    $1,373,000 and $1,408,000 for 1996
     through 2000, respectively. Debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are deferred and charged to operations as additional interest expense on a straight-line basis over the life of the related indebtedness. Deferred debt issuance costs, net of accumulated amortization, amounted to $1,995,000 at February 3, 1996 and $1,757,000 at January
       28, 1995.

     Interest paid, net of amounts capitalized, was $10,927,000, $8,608,000 and $9,197,000 in 1995, 1994 and 1993,
     respectively. Capitalized interest expense was $278,000, $68,000, $46,000 in 1995, 1994 and 1993, respectively. The weighted-average interest rate charged on the Company's various revolving line of credit arrangements was 8.75% in 1995, 7.13% in 1994 and 6.5% in 1993.

     One of the Company's long-term financing arrangements also includes various restrictive covenants. The Company
     was in    violation of one of those covenants at February
     3, 1996   pertaining to the maintenance of a minimum
     ratio of EBITDA     (net income before interest, taxes,
     depreciation and    amortization) to interest expense. The
     Company has obtained a waiver from the lender for the violation as of that date and the applicable agreement has been amended to avoid expected future violations. Management believes the Company will be able to maintain compliance with the applicable covenants, as amended, throughout fiscal 1996. Accordingly, the related debt is classified as long-term pursuant to its original terms in the accompanying financial statements.

4.   LEASES

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

     Certain of the Company's leases also provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the lease term and records the difference between expense charged to operations and amounts payable under the leases as deferred lease payments. Deferred lease payments totaled $5,584,000 at February 3, 1996 and $4,688,000 at January 28, 1995.
     Future minimum lease payments by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at February 3, 1996:


                              Capital Leases      Operating
(In thousands of dollars)  Buildings  Equipment     Leases
         1996                   $ 1,430      $273      $ 14,166
         1997                     1,430       204        13,770
         1998                     1,430                  12,357
         1999                     1,430                  13,042
         2000                     1,430                  11,633
         Thereafter              10,862                 127,051
         Total minimum
           lease payments        18,012       477      $192,019
         Amount representing
           interest              (8,486)     ( 52)
         Present value of
           minimum lease
           payments               9,526       425
         Less current portion      (502)     (231)
                                $ 9,024      $194


    Rental expense consists of the following:

     (In thousands of dollars)      1995         1994       1993
     Operating leases:
       Buildings:
         Minimum rentals          $ 9,796      $ 7,804      $ 7,472
       Contingent rentals           1,969        1,142        1,118
       Fixtures and equipment       4,679        3,177        2,893
                                   16,444       12,123       11,483
       Contingent rentals on
         capital leases               346          605          581
                                  $16,790      $12,728      $12,064


One of the Company's lease agreements contains a restrictive covenant pertaining to the debt to tangible net worth ratio with which the Company was in compliance at February 3, 1996.

5.   LEASE INCENTIVE

     The Company received $4,000,000 in 1995 as an incentive
to   enter into a lease in connection with one of the fiscal
1995      new store openings. The arrangement provides that in the
event     gross sales at that location are below a minimum
specified      amount as of the end of the fifth year of the
lease, either  the Company or the lessor may elect to
terminate the lease at   that time. The Company has a further
right to terminate the   lease after the tenth year of the lease
if gross sales are  below a minimum specified amount. If
either party elected to terminate the lease at the end of the fifth year, the Company would be required to repay the
$4,000,000 to the lessor. The $4,000,000 received has been deferred for financial reporting purposes. The Company commenced amortizing the lease
incentive      on a straight-line basis over the ten-year minimum
lease     period upon reaching the minimum specified sales amount
in the    first year of the lease. Management believes the
likelihood     the lease will be terminated by either party after
the fifth      year of the lease is remote.

6.   SALE AND LEASEBACK ARRANGEMENT

     On June 27, 1995, the Company sold the land, building and leasehold improvements comprising its department store in Capitola, California and subsequently leased the
department     store back under a twenty-year lease with four
five-year      renewal options. The lease has been accounted for
as an     operating lease for financial reporting purposes. The
$11,600,000 proceeds received from the sale were used to
   reduce the outstanding balance of the Company's long-term
note payable to Wells Fargo by $8,000,000 (Note 3), with the remaining $3,600,000 used to reduce outstanding borrowings under the Company's line of credit arrangement with
Fleet and      pay certain costs associated with the transaction.
The gain  associated with the sale, totaling $508,000, has
been deferred for financial reporting purposes and is being amortized on a straight-line basis over the twenty-year
lease     term.

7.   INCOME TAXES


     The components of income tax expense (benefit) are as follows:

     (In thousands of dollars)      1995        1994        1993
     Current:
        Federal                  $(1,678)      $ (19)    $  (955)
        State                          2         (36)          1
                                    (1,676)      (55)       (954)
     Deferred:
        Federal                       (857)      555        (130)
        State                         (439)      321        (106)
                                    (1,296)      876        (236)
                                   $(2,972)    $ 821     $(1,190)



     The principal sources of temporary differences and the related tax effect of each which increase (reduce) deferred taxes in determining the provision (benefit) for income taxes are as follows:


     (In thousands of dollars)      1995        1994        1993
      Net operating loss
        carryforwards             $  (516)     $ 572     $(2,532)
      Accrued litigation costs      1,269       (766)       (984)
      General business credit
        carryforwards                 222       (748)       (439)
      LIFO inventory reserve          (44)       792         195
      Accounting for leases          (246)       378         207
      Store pre-opening costs         (31)       300         (92)
      Deferred income              (1,517)       200         635
      Depreciation                    (81)       179         683
      Workers' compensation          (463)       104         788
      State income taxes              123        (88)        474
      Accrued employee benefits                  (87)        347
      Alternative minimum tax
        credit carryforwards           56        (30)        660
      Other items, net                (68)        70        (178)
                                  $(1,296)     $ 876     $  (236)

     The principal components of deferred tax assets and liabilities (in thousands of dollars) are as follows:


                                      February 3,              January 28,
                                         1996                    1995
                                 Deferred   Deferred     Deferred   Deferred
                                   Tax        Tax           Tax        Tax
                                  Assets   Liabilities    Assets   Liabilities
      Current:
        Accrued litigation
          costs                 $ 1,461                  $ 2,730
        Vacation and health
          claims                    588                      880
        Credit losses               546                      562
        Accrued employee
          benefits                  260                      260
        State income taxes          174                      296
        LIFO inventory reserve             $ (2,548)               $ (2,592)
        Workers' compensation       235                                (228)
        Supplies inventory                   (1,044)                   (872)
        Other items, net            562        (902)         291     (1,317)
                                  3,826      (4,494)       5,019     (5,009)

     Long-Term:
        Net operating loss
          carryforwards           4,327                    3,811
        General business
          credits                 1,768                    1,989
        Alternative minimum
          tax                       597                      654
        Depreciation expense                 (8,074)                 (8,155)
        Accounting for leases       811      (3,481)         558     (3,473)
        Deferred income           2,122      (1,550)                 (1,335)
        Installment sales                      (186)                   (521)
        Other items, net            726        (991)         665        (98)
                                 10,351     (14,282)       7,677    (13,582)
                                $14,177    $(18,776)     $12,696   $(18,591)


     Income tax expense (benefit) varies from the amount computed by applying the statutory federal income tax rate to the income (loss) before income taxes. The reasons for this difference are as follows:


                                   1995         1994        1993
     Statutory rate               (35.0%)       35.0%     (35.0)%
     Nondeductible penalties        .3                      3.7
     Adjustments to previously
      filed amended returns                     7.3
     Amortization of goodwill       .5          1.7        1.0
     Targeted jobs tax credit       .5        (12.5)
     State income taxes,
      net of federal income
      tax benefit                 (2.7)         7.3       (2.0)
     Other items, net              1.9         (3.7)       1.5
     Effective rate               (34.5)%      35.1%     (30.8)%


     The Company received income tax refunds, net of payments, of $1,522,000 and $1,670,000 in 1995 and 1994. Income tax
     refunds receivable were $1,437,000 at February 3, 1996 and $1,555,000 at January 28, 1995. At February 3, 1996, the
     Company has net operating loss carryforwards of $9,992,000 which expire in the years 2009 and 2010, and general business credits of $897,000 which expire in the years 2006 through 2011. The Company also has alternative minimum tax credits of $465,000 which may be used for an indefinite period. These carryforwards are available to offset future taxable income and are expected to be fully utilized.

8.   STOCK OPTION PLANS

     The Company's stock option plans consist of the following:

     The 1986 Plans:

     The 1986 Employee Incentive Stock Option Plan (the "1986 ISO Plan") provided for the grant of options to three key officers of the Company to purchase up to 160,000 shares of the Company's common stock at a price equal to 100% or 110% of the market value of the common stock on the date of grant. All options under the 1986 ISO Plan were to have been exercised within five years of the date of the grant. As of February 3, 1996, all unexercised options under the 1986 ISO Plan have expired.

     The 1986 Employee Nonqualified Stock Option Plan (the "1986 Nonqualified Plan") provided for the grant of options to purchase up to 510,000 shares of the Company's common stock to certain officers and key employees of the Company. Options granted under this plan generally become exercisable at a rate of 25% per year beginning on or one year after the grant date. The options are exercisable on a cumulative basis and expire no later than four or five years from the date of grant. The Company recognized compensation expense (benefit) related to this plan of ($170,000), $24,000 and ($43,000) in 1995, 1994 and 1993,
     respectively. The benefits relate to the reversal of previously recognized compensation expense upon the forfeiture or expiration of unexercised options.

     The 1994 Plans:

     The 1994 Key Employee Incentive Stock Option Plan (the "1994 ISO Plan") provides for the grant of options to purchase up to 500,000 shares of the Company's common stock to certain officers and key employees of the Company. Options granted under this plan may not be granted at less than 100% of the fair market value of such shares on the date the option is granted and become exercisable at a rate of 25% per year beginning one year after the date of the grant. The options are exercisable on a cumulative basis and expire no later than ten years after the date of the grant.

     The 1994 Director Nonqualified Stock Option Plan (the "1994 Director Nonqualified Plan") provides for the grant of options to purchase up to 50,000 shares of the Company's common stock to the non-employee, non-affiliated directors of the Company. Options granted under this plan shall be granted at the fair market value of such shares on the date the option is granted and become exercisable at a rate of 25% per year beginning one year after the date of the grant. The options are exercisable on a cumulative basis and expire no later than ten years after the date of the grant.
     A summary of stock option activity related to the Company's stock option plans follows:


                                     1986                      1986
1986 Plans:                    Nonqualified Plan             ISO Plan
                           Shares    Option Price   Shares      Option Price
Outstanding at
   January 30, 1993        206,500  $7.00 to  $14.00  65,990  $10.73 to $15.54

   Granted                  40,000       $ 9.88
   Exercised                (1,500)      $ 7.00
   Cancelled               (55,000) $7.00 to  $14.00 (25,744)       $15.54

Outstanding at
   January 29, 1994        190,000  $7.00 to  $14.00  40,246        $10.73

   Exercised               (13,500)      $ 7.00
   Cancelled               (17,000) $7.00 to  $14.00

Outstanding at
   January 28, 1995        159,500  $9.88 and $14.00  40,246        $10.73

   Cancelled              (119,500)      $14.00      (40,246)       $10.73

Outstanding at
   February 3, 1996         40,000       $ 9.88        ---

Balances as of
   February 3, 1996:

   Exercisable              30,000       $ 9.88        ---
   Available for
     Future Grants           ---                        ---

                                     1994                    1994
1994 Plans:                        ISO Plan         Director Nonqualified Plan
                           Shares     Option Price  Shares       Option Price
Outstanding at
  January 29, 1994           ---                       ---

   Granted                 449,000  $9.88 to  $10.87  20,000        $ 9.75
   Cancelled                (5,000)

Outstanding at
  January 28, 1995         444,000  $9.88 to  $10.87  20,000        $ 9.75

   Granted                  28,000       $ 6.63
   Cancelled               (32,000)      $ 9.88

Outstanding at
  February 3, 1996         440,000  $6.63 to  $10.87  20,000        $ 9.75

Balances as of
 February 3, 1996:

  Exercisable              103,000  $9.88 to  $10.87   5,000        $ 9.75
  Available for
    Future Grants           60,000                    30,000



9.   EMPLOYEE BENEFIT PLANS

     The Company has a Retirement Savings Plan (Plan) which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan. Under the Plan, employees may currently elect to have up to 15% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. The Company, at the discretion of the Board of Directors, may elect to make an annual discretionary contribution to the Plan of up to 2% of each participant's annual eligible compensation, subject to certain limitations. Participants are immediately vested in their voluntary contributions to the Plan and are 100% vested (25% per year) in the Company's matching contribution to the Plan after four years of continuous service. The Company recognized $500,000, $250,000 and $271,000 in expense representing the Company's annual discretionary contribution to the Plan in 1995, 1994 and 1993, respectively.

     A Voluntary Employee Beneficiary Association (VEBA) trust has been established by the Company for the purpose of funding employee vacation benefits.

10.  PROVISION FOR UNUSUAL ITEMS

     As described more fully in the Company's 1994 Annual Report
on   Form 10-K, the Company was the subject of a government
    investigation  related to an employee benefit plan
deduction      (the "Income Tax Deduction") on its 1985 federal
income tax     return. In April 1994, the Company reached an
agreement with      the  Commissioner of the Internal Revenue to
settle all     pending federal civil matters related to the Income
Tax  Deduction. Pursuant to the terms of the agreement, the
Income    Tax Deduction on the Company's 1985 federal income tax
return    was disallowed. Such deduction was, however, allowed
in   subsequent years. In connection with the agreement, the
 Company paid a federal income tax deficiency, interest and penalties totaling $2,282,000 in 1994. The State of
California     also disallowed the Income Tax Deduction on the
Company's 1985      state income tax return, however did allow the
deduction in   subsequent years. The Company paid a total of
$452,000 to the     State of California in 1995 in settlement of the
state income   tax deficiency, interest and penalties arising
out of such    Income Tax Deduction. The estimated tax deficiencies
and penalties paid by the Company related to these matters were substantially accrued by the Company in fiscal 1992. The
  Company did, however, incur additional interest, legal and accounting fees and other costs related to these matters and such amounts are included in the provision for unusual items in the accompanying 1994 and 1993 statements of operations.

     The Company was also party to three civil stockholder lawsuits related to the Income Tax Deduction and other matters. The Company reached an agreement to settle
all  aspects of those lawsuits in August 1994, and included in unusual items in the Company's 1994 results of operations
is  a provision for $3,500,000, representing the cost to settle the lawsuits and related legal fees and other costs. The
   Company received final judicial approval of the terms of the settlement on February 1, 1995 and, pursuant to the terms
of   the settlement, the Company funded $3,000,000 into an
   irrevocable trust on that date.

     The provision for unusual items included in the Company's consolidated statements of operations, totaling $3,833,000
in   1994 and $3,427,000 in 1993, represents total costs,
including      legal and accounting fees and other costs, incurred
with      respect to the previously described matters. No costs in
   excess of previously accrued amounts have been incurred by the Company in 1995.

11.  COMMITMENTS AND CONTINGENCIES

     The Company is party to a lawsuit filed in 1992 by F&N
      Acquisition Corporation ("F&N") under which F&N originally claimed damages arising out of the Company's alleged
     breach of      an oral agreement to purchase an assignment of
     a lease of a   former Frederick and Nelson store
     location in Spokane, Washington. In addition, F&N
     claimed unspecified damages for its rejection of the next best offer to purchase the assignment of the lease. In
     1992, F&N received a partial summary judgement against the Company under which the Company was ordered to pay F&N damages of $3,000,000 plus accrued interest from the date of the judgement. The judgement was reversed in 1994, however, and remanded to the United States District Court for the Western District of Washington for further proceedings. Management's estimate of amounts that may ultimately be payable to F&N were previously accrued in
     fiscal    1992. An amendment to the original breach of
     contract claim      contained in the F&N lawsuit was filed on
     January 29, 1996    alleging, among other things, that the
     Company breached the contract by deliberately delaying
     its performance. In   addition to breach by intentional
     delay and impossibility, the plaintiffs have claimed fraud and negligent misrepresentations by executives of the Company.

     In connection with the F&N lawsuit, an additional complaint was filed against the Company by Sabey Corporation
("Sabey"),     the owner of the mall in which the Frederick and
Nelson store   was located and the F&N and Sabey lawsuits were
combined in    May 1995. The F&N and Sabey lawsuits are currently
scheduled      for trial in July 1996. Management is continuing to
vigorously     defend the lawsuits and does not believe that any
additional     costs that may be incurred in connection with the
lawsuits, as   combined, will be material to the operating
results of the      Company.

     In addition to the matters described above, the Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of its operations.

     The Company arranges for the issue of letters of credit in the ordinary course of business pursuant to certain factor and vendor contracts. As of February 3, 1996, the Company had outstanding letters of credit amounting to $4,200,000.
Management believes the likelihood of non-performance under such contracts is remote.

     The Company opened one new department store and two new
    department stores as replacements to existing stores in
early     fiscal 1996. (See Note 12). The estimated cost to open the new stores, net of amounts to be contributed by mall owners or other third parties, is $3,978,000.

12.  SUBSEQUENT EVENTS

     On March 29, 1996, the Company finalized an agreement with
      Broadway Stores, Inc. ("Broadway"), a wholly-owned
subsidiary     of Federated Department Stores, Inc. ("Federated"),
and the   landlord, whereby the Company vacated its present
location in    the Modesto, California Vintage Faire Mall and
sub-leased Broadway's former store in that mall for the remaining
twelve    years, including renewal periods, of the lease.
Pursuant to a  letter of intent with Broadway and the landlord
dated April    16, 1996, the Company also vacated its present
location in the     Fresno Fashion Fair Mall and reopened a new
store in that mall  in the former Broadway store location.
Management expects to    finalize a twenty-year lease for the
Fashion Fair location in the near-term. Lease terms under both of the arrangements are comparable to other leases of the Company.

     In connection with the arrangements, the Company purchased certain of the existing fixtures and equipment at the
Modesto   location from Federated for $1.3 million, and
Federated      financed the purchase price with a five-year note
payable   bearing interest at a rate of 10.0%. The Company
expects   Federated to finance the purchase of additional
fixtures and   equipment under similar terms in connection with
the  finalization of the Fashion Fair arrangement. Upon the
  finalization of the arrangements, the Company expects the
   aggregate estimated fair values of the assets acquired to
be   less than the aggregate purchase price, and that the
resulting      goodwill will be amortized over the minimum lease
periods of     the respective leases.

13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 1995 and 1994 (in thousands, except per share data):

                                          1995
 Quarter Ended         April 29   July 29  October 28  February 3

     Net sales         $77,934    $91,884   $86,066     $145,157
     Gross profit       22,553     27,490    27,432       44,739
     Income (loss)
       before income
       tax expense
       (benefit)        (5,100)    (3,155)   (5,101)       4,745
     Net income (loss)  (3,162)    (1,955)   (3,164)       2,642
     Net income (loss)
       per common share   (.30)      (.19)     (.30)         .25


                                          1994
Quarter Ended         April 30   July 30  October 29  January 28

     Net sales         $70,221    $80,515   $78,835     $134,032
     Gross profit       22,185     24,929    26,687       42,379
     Income (loss)
       before income
       tax expense
       (benefit)        (3,778)    (5,807)     (859)      12,781
     Net income (loss)  (2,343)    (3,983)     (568)       8,410
     Net income (loss)
       per common share   (.22)      (.38)     (.05)         .81


     The Company's quarterly results of operations for the three month period ended February 3, 1996 includes an adjustment to the inventory shrinkage reserve resulting in an increase to the gross margin of $634,000.

     The Company's quarterly results of operations for the three month period ended January 28, 1995 includes the following significant adjustments: (1) LIFO inventory reserve adjustment resulting in an increase to the gross margin of $3,202,000; (2) inventory shrinkage reserve adjustment resulting in an increase to the gross margin of $914,000; and (3) a reduction to previously established workers' compensation reserves of $588,000.


     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

GOTTSCHALKS INC. AND SUBSIDIARIES



_________________________________________________________________________

 COL. A             COL. B     COL. C      COL. D      COL. E    COL. F

                                                    ADDITIONS
                  Balance at   Charged to    Charged to               Balance at
                  Beginning    Costs and   Other Accounts  Deductions   End of
DESCRIPTION       of Period    Expenses       Describe      Describe   Period

 Year ended February 3, 1996:
  Deducted from asset
  accounts:
  Allowance for doubtful
    accounts      $1,297,231  $2,462,504 (1)          $2,497,752(2) $1,261,983
  Allowance for vendor
    claims
    receivable... $   98,000  $   (8,000)(4)                        $   90,000
  Allowance for notes
    receivable....$  150,000  $  132,767 (3)                        $  282,767


Year ended January 28, 1995:
  Deducted from asset
  accounts:
  Allowance for doubtful
    accounts..... $1,248,421  $2,054,562 (1)           $2,005,752(2) $1,297,231
  Allowance for vendor
    claims
    receivable... $  300,000  $ (202,000)(4)                         $   98,000
  Allowance for notes
    receivable....$   50,000  $  100,000 (3)                         $  150,000


 Year ended January 29, 1994:
  Deducted from asset
  accounts:
  Allowance for doubtful
    accounts..... $1,233,231  $2,188,626 (1)           $2,173,436(2) $1,248,421
  Allowance for vendor
    claims
    receivable... $  325,000  $  (25,000)(4)                         $  300,000
  Allowance for notes
    receivable....$   50,000                                         $   50,000


Notes:

(1)  Provision for loss on credit sales.

(2)  Uncollectible accounts written off, net of recoveries.

(3)  Provision for uncollectible portion of note receivable.

(4)  Reduction in provision for uncollectible vendor claims receivable.


                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 1996                      GOTTSCHALKS INC.


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

       Signature                Title                    Date

                          Chairman and Chief
                          Executive Officer
                          (principal executive
s/Joseph W. Levy          officer)                    May 3, 1996
Joseph W. Levy


                          Vice Chairman of
s/Gerald H. Blum          the Board                   May 3, 1996
Gerald H. Blum


                          President, Chief
s/Stephen J. Furst        Operating Officer           May 3, 1996
Stephen J. Furst          and Director


                          Senior Vice President
                          and Chief Financial
s/Alan A. Weinstein       Officer (principal          May 3, 1996
Alan A. Weinstein         financial and
                          accounting officer)


s/O. James Woodward III   Director                    May 3, 1996
O. James Woodward III




s/Bret W. Levy            Director                    May 3, 1996
Bret W. Levy



s/Sharon Levy             Director                    May 3, 1996
Sharon Levy



s/Joseph J. Penbera       Director                    May 3, 1996
Joseph J. Penbera



s/Fred Ruiz               Director                    May 3, 1996
Fred Ruiz



s/Max Gutmann             Director                    May 3, 1996
Max Gutmann