Form 10-Q
period 1996-05-04
GOTTSCHALKS INC
filed 1996-06-17
CIK 790414

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                       FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996

                          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT

For the transition period from to ______________________.

Commission file number     1-09100



Gottschalks Inc.

(Exact name of Registrant as specified in its charter)


          Delaware                                   77-0159791
(State or other jurisdiction of (I.R.S. Employer Identification
 incorporation or organization)            No.


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

The number of shares of the Registrant's common stock outstanding as of May 4, 1996 was 10,427,959.



INDEX


GOTTSCHALKS INC. AND SUBSIDIARIES


                                                    Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed consolidated balance sheets -
    May 4, 1996 and February 3, 1996                     2

Consolidated statements of operations -
    thirteen weeks ended May 4, 1996 and
    April 29, 1995                                       3

Condensed consolidated statements of cash flows -
    thirteen weeks ended May 4, 1996 and
    April 29, 1995                                       4

Notes to condensed consolidated financial statements -
    thirteen weeks ended May 4, 1996 and
    April 29, 1995                                   5 - 8

Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of
           Operations                                 9-14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                              15

Item 6. Exhibits and Reports on Form 8-K               15

SIGNATURES                                             16



PART I. FINANCIAL INFORMATION

Item I.     GOTTSCHALKS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)
                                             May 4, 1996     February 3, 1996
                                              (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                        $   4,825         $    5,113
  Cash held by GCC Trust                            245              2,280
  Receivables - net                              23,166             33,243
  Merchandise inventories                        99,831             87,507
  Other                                          11,394             10,915
          Total current assets                  139,461            139,058

PROPERTY AND EQUIPMENT                          129,360            129,549
  Less accumulated depreciation and
    amortization                                 38,950             40,299
                                                 90,410             89,250
OTHER LONG-TERM ASSETS                           10,237             10,733
                                               $240,108           $239,041

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit                    $ 43,625           $ 45,164
  Trade accounts payable                         29,007             27,394
  Accrued expenses and other liabilities         20,450             18,759
  Short-term obligation                           2,743              2,743
  Current portion of long-term obligations        2,205              2,094
          Total current liabilities              98,030             96,154

LONG-TERM OBLIGATIONS (less current portion):
  Notes and bonds payable (Note 4)               26,427             25,654
  Capitalized lease obligations (Note 5)          6,711              9,218
                                                 33,138             34,872

DEFERRED INCOME                                  20,027             20,265

DEFERRED LEASE PAYMENTS AND OTHER                11,930              9,833

STOCKHOLDERS' EQUITY                             76,983             77,917
                                               $240,108           $239,041


See notes to condensed consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)


                                                    Thirteen Weeks
                                                       Ended
                                           May 4,                April 29,
                                            1996                     1995

Net sales                                 $85,560                  $77,934
Service charges & other income              3,829                    3,041
                                           89,389                   80,975
COSTS & EXPENSES:
  Cost of sales                            58,730                   55,381
  Selling, general & administrative
    expenses                               28,003                   26,202
  Depreciation &  amortization              1,905                    1,859
  Interest expense                          2,850                    2,633
                                           91,488                   86,075

LOSS BEFORE INCOME TAX BENEFIT             (2,099)                  (5,100)

Income tax benefit                           (777)                  (1,938)

NET LOSS                                  $(1,322)                 $(3,162)

Net loss per common share                 $  (.13)                 $  (.30)

Weighted average number of
  common shares outstanding                10,428                   10,416







See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)

                                                         Thirteen  Weeks
                                                             Ended
                                                    May 4,         April 29,
                                                     1996              1995
OPERATING ACTIVITIES:
  Net loss                                     $   (1,322)        $   (3,162)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities      4,025            (15,816)
        Net cash provided by (used in)
          operating activities                      2,703            (18,978)

INVESTING ACTIVITIES:
  Purchases of property and equipment,
    net of reimbursements received                 (3,494)            (3,999)
  Proceeds from sale/leaseback arrangements           280
  Other                                                22

        Net cash used in investing activities      (3,192)            (3,999)

FINANCING ACTIVITIES:
  Proceeds from revolving lines of credit         109,730            128,370
  Principal payments on revolving lines of credit(111,269)          (105,517)
  Proceeds from long-term obligations                                    750
  Principal payments on long-term obligations        (507)           (2,248)
  Bank overdraft and other                          2,247              1,743

        Net cash provided by financing activities     201             23,098

INCREASE (DECREASE) IN CASH                          (288)               121

CASH AT BEGINNING OF YEAR                           5,113              3,156

CASH AT END OF PERIOD                          $    4,825         $    3,277








See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks Ended May 4, 1996 and April 29, 1995

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 4, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 3). It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

The condensed consolidated balance sheet at February 3, 1996 has been derived from the audited consolidated financial statements at that date.

2.     RECEIVABLES SECURITIZATION PROGRAM

As described more fully in the Company's 1995 Annual Report on Form 10-K, the Company automatically sells all of its accounts receivable arising under its private label customer credit cards to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities previously issued to investors. The Company services and administers the receivables in return for a monthly servicing fee. The Company has issued the following certificates as of May 4, 1996 under the receivables securitization program:

Fixed Base Certificates.     In 1994, fractional undivided
ownership interests in certain of the receivables were sold through the issuance of $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates ("Fixed Base Certificates") to third-party investors. Interest on the Fixed Base Certificates is earned by the certificateholders on a monthly basis and the outstanding principal balance is to be repaid in equal monthly installments commencing September 1998 through September 1999, through the application of credit card receivable principal collections during that period. The issuance of the Fixed Base Certificates was accounted for as a sale for financial reporting purposes. Accordingly, the $40.0 million of receivables underlying those certificates and the corresponding obligations are excluded from the accompanying financial statements.

Variable Base Certificate.      In 1994, a Variable Base Class
A-2 Credit Card Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million was also issued to Bank Hapoalim as collateral for a revolving line of credit financing arrangement with that bank (Note 4). The issuance of the Variable Base Certificate was accounted for as a financing transaction and, accordingly, receivables underlying the Variable Base Certificate, totaling $8.9 million and $17.9 million at May 4, 1996 and February 3, 1996, respectively, are included in receivables reported in the accompanying financial statements.

Receivables reported in the accompanying financial statements also include $9.1 million and $8.0 million of receivables as of May 4, 1996 and February 3, 1996, respectively, representing GCRC's retained interest in receivables sold in connection with the issuance of the Fixed Base Certificates and receivables, accrued finance charges and vendor claims that did not meet certain eligibility requirements of the program totaling $5.2 million and $7.3 million as of May 4, 1996 and February 3, 1996, respectively.

3.      MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out
(LIFO) cost, which is not in excess of market value. The Company includes in its valuation of inventories certain indirect merchandise purchasing, handling and storage costs in conformity with uniform capitalization rules. Current cost, which approximates replacement cost, under the first-in, first-out
(FIFO) method was equal to the LIFO value of inventories at February 3, 1996. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment.

4.      DEBT OBLIGATIONS

Revolving Lines of Credit.     The Company's primary revolving
line of credit arrangement is with Fleet Capital Corporation ("Fleet") and provides for borrowings of up to $66.0 million through March 1997. Borrowings under the line of credit are limited to 60% of eligible merchandise inventories through the month of December 1996 and 50% of eligible inventory from January 1997 through March 1997. Interest on outstanding borrowings under the line of credit is currently charged at a rate equal to LIBOR plus 3.75% (9.2% at May 4, 1996). The maximum amount available for borrowings under the line of credit was $47.1 million as of May 4, 1996, of which $36.1 million was outstanding as of that date.

The Company also has a revolving line of credit arrangement with Bank Hapoalim (Note 2) which provides for additional borrowings of up to $15.0 million through March 1997. Borrowings under the line of credit are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, the Company's borrowing capacity under the line of credit is subject to seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the line of credit is charged at a rate of LIBOR plus 1.0% (6.5% at May 4, 1996). At May 4, 1996, $7.5 million, which was the maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim.

Long-Term Borrowings.     The Company has four fifteen-year
mortgage loans with Midland Commercial Funding ("Midland") with outstanding balances totaling $19.9 million at May 4, 1996. The Midland loans, due October and November 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities: (i) a loan payable with Heller Financial, Inc. ("Heller"), due January 2002, which bears interest at a rate of 10.45% and had an outstanding loan balance of $5.5 million at May 4, 1996; (ii) a five-year 10.0% note payable to Federated Department Stores, Inc., entered into on March 29, 1996, with an outstanding balance of $1.3 million at May 4, 1996; and (iii) other long-term obligations with outstanding balances totaling $1.3 million at May 4, 1996.

Short-Term Obligation.     The Company has a short-term loan with
Wells Fargo Bank, N. A., with an outstanding balance of $2.7 million at May 4, 1996. The short-term loan, due September 5, 1996, currently bears interest at 2% above the prime rate of interest.

As described more fully in the Company's 1995 Annual Report of Form 10-K, certain of the Company's debt agreements contain various restrictive covenants. The Company was in compliance with all such restrictive covenants as of May 4, 1996.

5.      LEASE ARRANGEMENTS

On March 29, 1996, the Company finalized an agreement with Broadway Stores, Inc. ("Broadway"), a wholly-owned subsidiary of Federated, and the landlord, whereby the Company vacated its present location in the Modesto, California Vintage Faire Mall and sub-leased the Broadway's former store in that mall for the remaining twelve years of the Broadway lease. The Company recognized a gain of $823,000 in the first quarter of 1996 upon the termination of the original lease, which had been accounted for as a capital lease by the Company, representing the difference between the capital lease obligation and the net book value of the related assets recorded under the capital lease. Pursuant to a letter of intent dated April 16, 1996, the Company also vacated its present location in the Fresno Fashion Fair Mall and reopened a new store in that mall in the former Broadway store location. Management expects to finalize a new twenty-year lease for the Fashion Fair location during the second quarter of 1996.

The Company received $4.0 million in the first quarter of fiscal 1995 as an incentive to enter into a lease in connection with one of the fiscal 1995 new store openings. The arrangement provides that in the event gross sales at that location are below a minimum specified amount as of the end of the fifth year of the lease, either the Company or the lessor may elect to terminate the lease at that time. The Company has a further right to terminate the lease after the tenth year of the lease if gross sales are below a minimum specified amount. If either party elected to terminate the lease at the end of the fifth year, the Company would be required to repay the $4.0 million to the lessor. The $4.0 million received was recorded as deferred income for financial reporting purposes and is being amortized into income on a straight-line basis over the ten-year minimum lease period. Management believes the likelihood the lease will be terminated by either party after the fifth year of the lease is remote.

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

In connection with the F&N lawsuit, an additional complaint was filed against the Company by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick and Nelson store was located. The F&N and Sabey lawsuits were combined in May 1995 and the lawsuits are scheduled for trial in July 1996. Due to the uncertainty of litigation, it is impossible to predict the ultimate outcome of the litigation. In the event there is an adverse outcome to the litigation, it is possible such outcome will exceed the Company's previously recorded reserve. However, management is continuing to vigorously defend the lawsuits and does not believe that any additional costs that may be incurred in connection with such lawsuits, as combined, will be material to the operating results of the Company.
GOTTSCHALKS INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements.

Thirteen Weeks Ended May 4, 1996 Compared To Thirteen Weeks
Ended April 29, 1995

Results of Operations

The Company recorded a net loss of $1.3 million in the first quarter of 1996 as compared to a net loss of $3.2 million in the first quarter of 1995. The Company's improved operating results in the first quarter of 1996 resulted primarily from increased sales volume, an improved gross margin and lower selling, general and administrative expenses as a percent of net sales which were due to an improved retail economic environment, a return to normal weather conditions during the period and to the implementation of revised operational and merchandising strategies aimed at improving the performance of certain under-performing stores, improving gross margins and reducing certain operating costs. The Company's operating results in the first quarter of 1996 also includes a gain of $583,000, net of the tax effect, resulting from the termination of a lease. (See Note 5 to the Condensed Consolidated Financial Statements and
"Liquidity and Capital Resources"). The Company's operating results in the first quarter of 1995 were negatively impacted by reduced comparable store sales and gross margins resulting from unusually cold and rainy weather conditions in many of the Company's market areas during the period.

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations as a percent of net sales:




                                          First Quarter
                                    1996                 1995

Net sales                          100.0%             100.0%
Service charges & other income       4.5                3.9
                                   104.5              103.9
Costs and Expenses:
  Cost of sales                     68.6               71.1
  Selling, general & administrative
    expenses                        32.7               33.6
  Depreciation & amortization        2.2                2.3
  Interest expense                   3.4                3.4

                                   106.9              110.4

LOSS BEFORE INCOME TAX BENEFIT      (2.4)              (6.5)
  Income tax benefit                (0.9)              (2.5)
NET LOSS                            (1.5)%             (4.0)%
Net Sales


Net sales increased $7.7 million to $85.6 million in the first quarter of 1996 as compared to $77.9 million in the first quarter of 1995, a 9.9% increase. This increase reflects additional sales volume generated from six new Gottschalks stores not open for the entire period in the prior year. New stores opened in California during the period include stores in Auburn (February 1995), San Bernardino (April 1995), Watsonville (August 1995) and Tracy (October 1995). The Company also opened its first stores in Nevada in Carson City (March
1995) and Reno (March 1996), and opened larger replacement stores for pre-existing locations in California in Visalia (August 1995), Modesto (March 1996) and Fresno (April 1996).

Comparable store sales increased by 3.9% in the first quarter of 1996 as compared to the first quarter of 1995. This increase is primarily due to increased sales of men's, women's and children's spring and summer apparel as compared to the same period of the prior year. Prior year spring and summer apparel sales were negatively impacted by unusually cold and rainy weather conditions in many of the Company's market areas during the period.

During the first quarter of 1996, certain department store locations of one of the Company's primary competitors, Broadway Stores, Inc. ("Broadway"), were temporarily and permanently closed in connection with Broadway's acquisition by Federated Department Stores, Inc.

Service Charges and Other Income

Service charges and other income increased approximately
$800,000 to $3.8 million in the first quarter of 1996 as compared to $3.0 million in the first quarter of 1995, an increase of 26.7%. As a percent of net sales, service charges and other income increased to 4.5% in the first quarter of 1996 as compared to 3.9% in the first quarter of 1995.

Service charges associated with the Company's customer credit cards was unchanged at $2.7 million in the first quarters of 1996 and 1995. Credit sales as a percent of total sales increased to 44.8% in the first quarter of 1996 as compared to 44.6% in the first quarter of 1995, primarily due to credit solicitation activities associated with new store openings.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, was $1.1 million in the first quarter of 1996 as compared to $300,000 in the first quarter of 1995, an increase of $800,000. This increase is primarily attributable to a gain of $823,000 resulting from the termination of a lease previously accounted for as a capital lease by the Company. (See Note 5 to the Condensed Consolidated Financial Statements and "Liquidity and Capital Resources".)

Cost of Sales

Cost of sales increased $3.3 million to $58.7 million in the first quarter of 1996 as compared to $55.4 million in the first quarter of 1995, an increase of 6.0%. The Company's gross margin percent increased to 31.4% in the first quarter of 1996 as compared to 28.9% in the first quarter of 1995. This increase in gross margin percent is primarily due to increased sales of higher gross margin spring and summer apparel merchandise, in addition to a reduction of fall and winter clearance markdowns as compared to the same period of the prior year. Markdowns as a percent of net sales decreased to 37.4% in the first quarter of 1996 as compared to 40.0% in the first quarter of 1995. The Company's gross margin percent in the first quarter of 1995 was negatively impacted by an increase in markdowns as a percent of net sales taken to liquidate slow selling spring and summer apparel merchandise and in connection with a modification of the Company's women's apparel merchandising strategy.

The Company's interim gross margin percent may not be indicative of its gross margin percent for a full year, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year. Management believes the Company's fiscal 1996 LIFO adjustment will not materially effect its fiscal 1996 results of operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million to $28.0 million in the first quarter of 1996 as compared to $26.2 million in the first quarter of 1995, an increase of 6.9%. As a percent of net sales, selling, general and administrative expenses decreased to 32.7% in the first quarter of 1996 as compared to 33.6% in the first quarter of 1995. This decrease as a percent of net sales is due to an increase in sales volume, as well as from payroll reductions implemented at the store and corporate level during the first quarter of 1996 and a reduction of advertising costs from the prior year. Such reductions were partially offset by higher building and equipment rental expense as a percent of net sales as a result of the sale and leaseback financing of the Capitola store in fiscal 1995 and from the leasing of enhanced POS terminal and information systems equipment. The impact of such increases were partially offset by lower depreciation and amortization as a result of the sale and leaseback financing.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, remained unchanged at $1.9 million in the first quarters of 1996 and 1995. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales decreased to 1.6% in the first quarter of 1996 as compared to 1.7% in the first quarter of 1995. This decrease is primarily due to lower depreciation expense resulting from the sale and leaseback of the Company's department store in Capitola, California in fiscal 1995, partially offset by additional depreciation expense resulting from capital expenditures for new stores opened since the same period of the prior year.

Store pre-opening costs represent certain costs associated with the opening of new stores. Such costs are deferred and amortized generally on a straight-line basis not to exceed a twelve month period. Management expects the amortization of new store pre-opening to be lower in fiscal 1996 as compared to fiscal 1995 due to fewer planned new store openings.


Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased approximately $300,000 to $2.9 million in the first quarter of 1996 as compared to $2.6 million in the first quarter of 1995, or 11.5%. Due to the increase in sales volume, interest expense as a percent of net sales remained unchanged at 3.4% in the first quarters of 1996 and 1995. The dollar increase in interest expense resulted primarily from an increase in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit (8.5% in the first quarter of 1996 as compared to 8.0% in the first quarter of 1995), and higher average outstanding borrowings on such lines of credit, ($45.6 million in the first quarter of 1996 as compared to $36.9 million in the first quarter of 1995), primarily due to increased inventory requirements associated with new stores opened during the period. (See "Liquidity and Capital Resources".)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The interim effective tax credit of (37.0%) for the first quarter of 1996 and (38.0%) for the first quarter of 1995 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rate for those fiscal years.

Liquidity and Capital Resources

As described more fully in the Company's 1995 Annual Report on Form 10-K and Notes 2 and 4 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving lines of credit and its securitization program.
(See the section entitled "Proposed Course of Action" in Part
II, Item 7, "Liquidity and Capital Resources" of the Company's
1995 Annual Report on Form 10-K for a description of factors which could cause actual results to differ from the forward looking statements contained herein.) The Company is in process of implementing a variety of strategies aimed at improving the Company's liquidity position. Such strategies include, among other things: (i) improving the performance of certain under-performing stores; (ii) improving gross margins; (iii) reducing certain operating costs; (iv) enhancing service charges and other revenues; and (v) improving cash flow by limiting capital expenditures, maintaining tight controls over inventory levels and reducing discretionary expenditures. Management's ability to implement such strategies, which is expected to continue throughout fiscal 1996, and the success of such strategies are subject to a variety of risks and there can be no assurance that such strategies will improve the Company's liquidity position.
Management believes the Company has adequate cash and borrowing capacity under its various revolving lines of credit to meet its liquidity needs through the end of fiscal 1996.

The Company's primary revolving line of credit arrangement is with Fleet Capital Corporation ("Fleet") and provides for borrowings of up to $66.0 million through March 1997, limited to a restrictive borrowing base equal to 60% of eligible merchandise inventory through the month of December 1996 and 50% of eligible inventory from January 1997 through March 1997. Interest under the Fleet line of credit is charged at a rate equal to LIBOR plus 3.75% (9.2% at May 4, 1996). The maximum amount available for borrowings under the line of credit was $47.1 million at May 4, 1996, of which $36.1 million was outstanding as of that date.

The Company also has a revolving line of credit with Bank Hapoalim which provides for additional borrowings of up to $15.0 million, limited to a restrictive borrowing base, through March 1997. Interest on outstanding borrowings under the line of credit is charged at a rate equal to LIBOR plus 1.0%, (6.5% at May 4, 1996). At May 4, 1996, $7.5 million, which was the maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim.

As described more fully in the Company's 1995 Annual Report on Form 10-K, certain of the Company's debt agreements contain various restrictive covenants. The Company was in compliance with all such restrictive covenants as of May 4, 1996.

Cash flows from operating activities consists primarily of the net loss adjusted for certain non-cash income and expense items, including depreciation and amortization, the provision for uncollectible accounts and changes in deferred taxes and changes in operating assets and liabilities, including receivables, merchandise inventory and other current and long-term assets and liabilities. Net cash provided by operating activities was $2.7 million in the first quarter of 1996 as compared to net cash used by operating activities of $19.0 million in the first quarter of 1995, an increase of $21.7 million. This increase is primarily due to: (i) the payment of approximately $7.6 million of operating expenses related to the first quarter of 1996 during the 53rd week of fiscal 1995 as a result of the calendar shift in fiscal 1995; (ii) the receipt of $2.8 million in the first quarter of 1996 in connection with the filing of certain amended income tax returns; (iii) an increase in certain accrued expenses from year end; and (iv) a decrease in customer credit card receivables during the period. The decrease in credit card receivables is primarily seasonal in nature, in that receivables are typically at their highest level following the Christmas selling season and decline thereafter as customers repay their account balances. Cash provided by these activities was partially offset by cash used to fund the seasonal increase in inventory levels. Net cash used in operating activities in the first quarter of 1995 reflected increased inventory requirements associated with new stores, higher costs associated with the opening of those new stores during the period and the payment of $3.0 million into an irrevocable trust in accordance with the terms of the settlement of the previously described stockholder litigation. Such uses of cash were partially offset by the receipt of $4.0 million in connection with entering into a new lease during the period (see Note 5 to the Condensed Consolidated Financial Statements).

Net cash used in investing activities was $3.2 million in the first quarter of 1996 as compared to $4.0 million in the first quarter of 1995, a decrease of $800,000. Net cash used in investing activities in the first quarters of 1996 and 1995 consisted primarily of capital expenditures for tenant improvements, construction costs and furniture, fixtures and equipment associated with new and certain existing store locations, less amounts received as reimbursement for certain of those expenditures.

Net cash provided by financing activities was $201,000 in the first quarter of 1996 as compared to $23.1 million in the first quarter of 1995, a decrease of $22.9 million. Net cash provided by financing activities in the first quarters of 1996 and 1995 consisted primarily of proceeds from the Company's revolving lines of credit, net of repayments made on its various credit facilities during the period. Total advances under the lines of credit, net of repayments, were lower in the first quarter of 1996 as compared to the first quarter of 1995 as a result of improved operating results, the payment of approximately $7.6 million of fiscal 1996 operating expenses during the 53rd week of fiscal 1995, the receipt of $2.8 million from the filing of certain amended income tax returns and from a reduction of capital and other expenditures related to new store openings.

The Company's 1996 expansion program included the opening of one new 125,000 square foot department store in Reno, Nevada in March 1996 and the relocation of two existing stores in California into larger stores in Modesto (an increase from 89,600 square feet to 163,500 square feet in the Vintage Faire Mall in March 1996) and Fresno (an increase from 76,700 square feet to 160,000 square feet in the Fashion Fair Mall in April 1996.) The Company currently has no further plans for expansion in fiscal 1996.

Seasonality

The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of net sales, gross profit and operating results realized during the last half of each fiscal year, which includes the back-to-school and Christmas selling seasons. The Company's results of operations and cash flows may also vary from quarter to quarter as a result of, among other things, the timing and level of the Company's sales promotions, weather, fashion trends and the overall health of the economy in the Company's market areas.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

In connection with the F&N lawsuit, an additional complaint was filed against the Company by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick and Nelson store was located. The F&N and Sabey lawsuits were combined in May 1995 and the lawsuits are scheduled for trial in July 1996. Due to the uncertainty of litigation, it is impossible to predict the ultimate outcome of the litigation. In the event there is an adverse outcome to the litigation, it is possible such outcome will exceed the Company's previously recorded reserve. However, management is continuing to vigorously defend the lawsuits and does not believe that any additional costs that may be incurred in connection with such lawsuits, as combined, will be material to the operating results of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.                Description

27             Financial Data Schedule.


(b)           The Company did not file Current Reports on Form
              8-K during the thirteen week period ended May 4, 1996.


                      SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Gottschalks Inc.

                      (Registrant)




  June 17, 1996

              S\JOSEPH W. LEVY
              (Joseph W. Levy, Chairman
               and Chief Executive Officer)




 June 17, 1996
              S\ALAN A. WEINSTEIN
              (Alan A. Weinstein,
              Senior Vice President and
              Chief Financial Officer)