Form 10-Q
period 1996-08-03
GOTTSCHALKS INC
filed 1996-09-17
CIK 790414

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                       FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR
    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996

                          OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13
      OR 15(D)OF THE SECURITIES EXCHANGE ACT

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

The number of shares of the Registrant's common stock outstanding as of August 31, 1996 was 10,472,915.

INDEX


GOTTSCHALKS INC. AND SUBSIDIARIES



                                               Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

    Condensed consolidated balance sheets -
      August 3, 1996 and February 3, 1996         2

    Consolidated statements of operations -
      thirteen weeks and twenty-six weeks ended
      August 3, 1996 and July 29, 1995            3

    Condensed consolidated statements of cash flows -
      twenty-six weeks ended August 3, 1996 and
      July 29, 1995                               4

    Notes to condensed consolidated financial
statements -thirteen and twenty-six weeks ended
August 3, 1996 and July 29, 1995              5 - 8


Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                               9-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                        19

Item 4. Submission of Matters to Vote of
  Security Holders                               19

Item 6. Exhibits and Reports on Form 8-K         20
SIGNATURES                                       21


PART I. FINANCIAL INFORMATION


Item I.     GOTTSCHALKS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

 (In thousands of dollars)
                                      August 3, 1996   February 3, 1996
ASSETS                                    (Unaudited)
CURRENT ASSETS:
  Cash                                   $    4,613            $    5,113
  Cash held by GCC Trust                      1,245                 2,280
  Receivables - net (Note 2)                 19,663                33,243
  Merchandise inventories                    99,876                87,507
  Other                                      11,146                10,915
          Total current assets              136,543               139,058

PROPERTY AND EQUIPMENT                      124,282               129,549
  Less accumulated depreciation  and
    amortization                            37, 236                40,299
                                             87,046                89,250

OTHER LONG-TERM ASSETS                       10,360                10,733
                                           $233,949              $239,041

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit                $ 44,621              $ 45,164
  Trade accounts payable                     29,662                27,394
  Accrued expenses and other
     liabilities                             15,713                18,759
  Short-term obligation
     (paid September 1996 - Note 4)           2,743                 2,743
  Current portion of long-term
     obligations                              1,868                 2,094
          Total current liabilities          94,607                96,154

LONG-TERM OBLIGATIONS
     (less current portion):
  Notes and bonds payable (Note 4)           26,061                25,654
  Capitalized lease obligations (Note 5)      5,523                 9,218
                                             31,584                34,872

DEFERRED INCOME                              19,866                20,265

DEFERRED LEASE PAYMENTS
   AND OTHER                                 11,694                 9,833

STOCKHOLDERS' EQUITY                         76,198                77,917

                                           $233,949              $239,041


See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)

                                   Thirteen Weeks      Twenty-Six Weeks
                                       Ended                 Ended
                                 August 3,  July 29,   August 3,   July 29,
                                  1996       1995       1996        1995

[S]                             [C]        [C]         [C]          [C]
Net sales                       $  95,675  $91,884     $181,235     $169,818
Service charges & other income      3,277    2,726        7,106        5,767
                                   98,952   94,610      188,341      175,585
COSTS & EXPENSES:
  Cost of sales                    65,283   64,394      124,013      119,775
  Selling, general & administrative
     expenses                      30,370   28,974       58,373       55,176
  Depreciation &  amortization      1,786    1,947        3,691        3,806
  Interest expense                  2,758    2,450        5,608        5,083
                                  100,197   97,765      191,685      183,840

LOSS BEFORE INCOME TAX BENEFIT     (1,245)  (3,155)      (3,344)      (8,255)

Income tax benefit                   (460)  (1,200)      (1,237)      (3,138)

NET LOSS                        $    (785) $(1,955)   $  (2,107)   $  (5,117)

Net loss per common share       $    (.07) $  (.19)   $    (.20)   $    (.49)

Weighted average number of
  common shares outstanding        10,473   10,416       10,450       10,416



[/TABLE]

See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)


                                        Twenty-Six Weeks
                                             Ended
                                     August 3,     July 29,
                                       1996         1995
OPERATING ACTIVITIES:
  Net loss                             $   (2,107)  $ (5,117)
  Adjustments:
     Depreciation and amortization          3,042      2,931
     Deferred income taxes                  1,556     (3,053)
     Deferred income and other               (176)       576
     Changes in operating assets and
       liabilities:
        Receivables                        13,580      8,188
        Merchandise inventories           (12,369)   (10,490)
        Trade accounts payable and
          accrued expenses                   (776)   (13,324)
        Other current and long-term
          assets and liabilities             (775)     1,231
        Net cash provided by (used in)
          operating activities              1,975    (19,058)

INVESTING ACTIVITIES:
  Purchases of property and equipment,
    net of reimbursements received         (3,870)    (5,315)
  Proceeds from sale/leaseback
    arrangements and other                  1,981     11,643
          Net cash (used in) provided
            by investing activities        (1,889)     6,328

FINANCING ACTIVITIES:
  Proceeds from revolving lines of
     credit                               224,376    240,003
  Principal payments on revolving lines
    of credit                           (224,919)   (216,754)
  Proceeds from long-term obligations                  1,289
  Principal payments on long-term
     obligations                          (1,076)   (11,014)
  Bank overdraft and other                 1,033       (546)
        Net cash (used in) provided by
          financing activities              (586)    12,978

INCREASE (DECREASE) IN CASH                 (500)       248

CASH AT BEGINNING OF YEAR                  5,113      3,156

CASH AT END OF PERIOD                  $   4,613   $  3,404

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Thirteen and Twenty-Six Weeks Ended August 3, 1996 and
July 29, 1995

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended August 3, 1996 are not necessarily indicative of the results that may be expected for the year ending
February 1, 1997, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 3). These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996 (the "1995 Annual
Report on Form 10-K").

The condensed consolidated balance sheet at February 3, 1996 has been derived from the audited consolidated financial statements at that date.

2.RECEIVABLES SECURITIZATION PROGRAM

As described more fully in the Company's 1995 Annual
Report on Form 10-K, the Company automatically sells all of its accounts receivable arising under its private label customer credit cards to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation
("GCRC"), and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit
Card Master Trust ("GCC Trust"), to be used as collateral for securities previously issued to investors. The Company services and administers the receivables in return for a monthly servicing fee. The
Company has issued the following certificates under the receivables securitization program:

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

Variable Base Certificate.      In 1994, a Variable
Base Class A-2 Credit Card Certificate ("Variable Base
Certificate") in the principal amount of up to $15.0 million was also issued to Bank Hapoalim as collateral for a revolving line of credit financing arrangement with that bank (Note 4). The issuance of the Variable
Base Certificate was accounted for as a financing transaction and, accordingly, receivables underlying the Variable Base Certificate, totaling $8.9 million and $17.9 million at August 3, 1996 and February 3,
1996, respectively, are included in receivables reported in the accompanying financial statements.

Receivables reported in the accompanying financial statements also include $7.3 million and $8.0 million of receivables as of August 3, 1996 and February 3, 1996, respectively, representing GCRC's retained interest in receivables sold in connection with the issuance of the Fixed Base Certificates and receivables, accrued finance charges and vendor claims that did not meet certain eligibility requirements of the program totaling $3.4 million and $7.3 million as of August 3, 1996 and February 3, 1996, respectively.

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

4.      DEBT OBLIGATIONS

Revolving Lines of Credit.     The Company's primary
revolving line of credit arrangement is with Fleet
Capital Corporation ("Fleet") and provides for borrowings of up to $66.0 million, limited to a restrictive borrowing base equal to 60% of eligible merchandise inventories (50% during the months of January 1997 through March 1997). Interest on outstanding borrowings under the line of credit is currently charged at a rate of LIBOR plus 3.75% (9.2% at August 3, 1996). The maximum amount available for borrowings under the line of credit was $50.0 million as of August 3, 1996, of which $37.1 million was outstanding as of that date. The original expiration date of the facility was March 29, 1997. On September
5, 1996, the Fleet agreement was amended to extend the expiration of the facility to September 29, 1997, with no prepayment penalty. In addition, based on the Company's improved operating results for the first half of fiscal 1996, certain covenants contained in the arrangement applicable to the second half of fiscal
1996 and fiscal 1997 were made less restrictive.

The Company also has a revolving line of credit arrangement with Bank Hapoalim (Note 2) which provides for additional borrowings of up to $15.0 million through March 1997. Borrowings under the line of credit are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, the Company's borrowing capacity under the line of credit is subject to seasonal variations that may affect the outstanding principal balance of such receivables.
Interest on outstanding borrowings on the line of credit is charged at a rate of LIBOR plus 1.0% (6.5% at August 3, 1996). At August 3, 1996, $7.5 million, which was the maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim.

Long-Term Borrowings.     The Company has four
fifteen-year mortgage loans with Midland Commercial
Funding ("Midland") with outstanding balances totaling
$19.8 million at August 3, 1996. The Midland loans, due
October and November 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities: (i) a loan payable with Heller Financial, Inc. ("Heller"), due
January 2002, which bears interest at a rate of 10.45% and had an outstanding loan balance of $5.2 million at August 3, 1996; (ii) a five-year 10.0% note payable to Federated Department Stores, Inc. ("Federated"), due
March 2001, with an outstanding balance of $1.2 million at August 3, 1996; and (iii) other long-term obligations with outstanding balances totaling $1.2 million at August 3, 1996.

Short-Term Obligation.     The Company repaid the
short-term loan with Wells Fargo Bank, N. A., with an outstanding balance of $2.7 million at August 3, 1996, on its maturity date of September 5, 1996.

As described more fully in the Company's 1995 Annual
Report on Form 10-K, certain of the Company's debt agreements contain various restrictive covenants. The
Company was in compliance with all such restrictive covenants as of August 3, 1996.

5.      LEASE ARRANGEMENTS

In March 1996, the Company finalized an agreement with Broadway Stores, Inc. ("Broadway"), a wholly-owned subsidiary of Federated, and the landlord, whereby the Company vacated its present location in the Modesto, California Vintage Faire Mall and sub-leased the
Broadway's former store in that mall for the remaining twelve years of the Broadway lease. Under a separate arrangement with Broadway and the landlord, the Company also vacated its original location in the Fresno, California Fashion Fair Mall and reopened a store in that mall under a new 20-year lease in the former Broadway store location. The Company recognized a gain of $311,000 in the second quarter of 1996
($1,134,000 in the first half of 1996) upon the termination of the original leases, which were accounted for as capital leases by the Company, representing the difference between the capital lease obligations and the net book value of the related assets recorded under the capital leases. Such amounts are included in service charges and other income. As described more fully in the Company's 1995 Annual
Report on Form 10-K, the Company received a $4.0 million lease incentive in the first quarter of 1995 in connection with one of its fiscal 1995 new store openings. The $4.0 million has been deferred for financial reporting purposes and is being amortized over the 10-year minimum lease period of the lease.


6.      CONTINGENCIES

As described more fully in the Company's 1995 Annual
Report on Form 10-K, the Company was party to a lawsuit filed in 1992 by F&N Acquisition Corporation ("F&N") under which, among other things, F&N originally claimed damages arising out of the Company's alleged breach of an oral agreement to purchase an assignment of a lease of a former Frederick and Nelson store location in Spokane, Washington. The Company was also party to a related lawsuit filed by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick and Nelson store was located.

On July 16, 1996, the Company reached agreements with
F&N and Sabey to settle the lawsuits. The combined total of the settlements (paid in July 1996), including legal fees and related costs, was not materially different from the Company's previously recorded reserve.

GOTTSCHALKS INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements.

Thirteen Weeks Ended August 3, 1996 Compared To
Thirteen Weeks Ended July 29, 1995

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated
Statements of Operations as a percent of net sales:


                                     Second Quarter
                                     1996     1995
Net sales                           100.0%    100.0%
Service charges & other income        3.4       3.0
                                    103.4     103.0
Costs and Expenses:
  Cost of sales                      68.2      70.1
  Selling, general &
   administrative expenses           31.7      31.5
  Depreciation & amortization         1.9       2.1
  Interest expense                    2.9       2.7
                                    104.7     106.4

LOSS BEFORE INCOME TAX BENEFIT       (1.3)     (3.4)

  Income tax benefit                 (0.5)     (1.3)
NET LOSS                             (0.8)%    (2.1)%


Net Sales

Net sales increased by $3.8 million to $95.7 million in the second quarter of 1996 as compared to $91.9 million in the second quarter of 1995, a 4.1% increase. The increase in total store sales reflects additional sales volume generated by the opening of three new
Gottschalks stores and three larger replacement stores for pre-existing locations since the same period of the prior year. New stores opened during the period include two stores in California, located in Watsonville
(August 1995) and Tracy (October 1995), and one new store in Reno, Nevada (March 1996). The larger replacement stores were opened in Visalia (August
1995), Modesto (March 1996) and Fresno (April 1996),
California. The Company currently has no plans for further expansion during the remainder of fiscal 1996.

Comparable store sales decreased by 1.0% in the second quarter of 1996 as compared to the second quarter of 1995. As described more fully below, management believes that certain strategies implemented to improve the Company's gross margin resulted in lower comparable store sales during the period.

Service Charges and Other Income

Service charges and other income increased by $600,000 to $3.3 million in the second quarter of 1996 as compared to $2.7 million in the second quarter of 1995, an increase of 22.2%. As a percent of net sales, service charges and other income increased to 3.4% in the second quarter of 1996 as compared to 3.0% in the second quarter of 1995.

Service charges associated with the Company's customer credit cards remained unchanged at $2.6 million in the second quarters of 1996 and 1995. Credit sales as a percent of total sales decreased to 44.5% in the second quarter of 1996 as compared to 44.9% in the second quarter of 1995.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, increased by $600,000 to $700,000 in the second quarter of 1996 as compared to $100,000 in the second quarter of 1995. This increase is primarily attributable to: (i) a pre-tax gain of $311,000 resulting from the termination of a lease; and (ii) the amortization of a lease incentive received in connection with one of the Company's fiscal 1995 new store openings. (See Note 5 to the Condensed
Consolidated Financial Statements.)

Cost of Sales

Cost of sales increased by $900,000 to $65.3 million in the second quarter of 1996 as compared to $64.4 million in the second quarter of 1995, an increase of 1.4%. The
Company's gross margin percent increased to 31.8% in the second quarter of 1996 as compared to 29.9% in the second quarter of 1995. The Company includes in inventory the capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match sales with these related costs
(uniform capitalization). Excluding the effect of such costs, the Company's gross margin percent increased to 36.9% in the second quarter of 1996 as compared to 35.8% in the second quarter of 1995. This increase in gross margin percent is primarily due to increased sales of higher gross margin spring and summer apparel merchandise, a higher initial inventory mark-on percentage (through favorable vendor pricing), and a reduction of seasonal clearance and storewide sale event markdowns as compared to the same period of the prior year. Management believes that part of its strategy to improve gross margins, which includes reducing markdowns by focusing promotional activity toward specific items and reducing storewide sales events, may have resulted in lower comparable store sales for the Company. The Company's gross margin percent in the second quarter of 1995 was negatively impacted by increased markdowns taken in an attempt to increase sales of slow-moving spring and summer apparel resulting, in part, from unusually cold and rainy weather conditions during the period. Increased markdowns also resulted from promotional activity related to new store openings and storewide sale events, in addition to a revision to the Company's women's apparel merchandising strategy during the period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.4 million to $30.4 million in the second quarter of 1996 as compared to $29.0 million in the second quarter of 1995, an increase of 4.8%. As a percent of net sales, selling, general and administrative expenses increased to 31.7% in the second quarter of 1996 as compared to 31.5% in the second quarter of 1995.
Excluding the effect of certain costs reclassified to cost of sales under uniform capitalization rules, selling, general and administrative costs as a percent of net sales remained unchanged at 36.7% in the second quarters of 1996 and 1995. Management has continued to implement Company-wide expense control measures to control operating expenses.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, decreased by $100,000 to $1.8 million in the second quarter of 1996 as compared to $1.9 million in the second quarter of 1995, a decrease of 5.3%. As a percent of net sales, depreciation and amortization expense decreased to 1.9% in the second quarter of 1996 as compared to 2.1% in the second quarter of 1995.
This decrease resulted from lower amortization of new store pre-opening costs as compared to the same period of the prior year, due to fewer new store openings, partially offset by higher depreciation expense related to capital expenditures for new stores.

Certain costs associated with the opening of new stores are deferred and amortized generally on a straight-line basis not to exceed a twelve month period. Management expects the amortization of new store pre-opening costs to be lower in fiscal 1996 as compared to fiscal 1995 due to fewer planned new store openings.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by $300,000 to $2.8 million in the second quarter of 1996 as compared to $2.5 million in the second quarter of 1995, an increase of 12.0%. As a percent of net sales, interest expense increased to 2.9% in the second quarter of 1996 as compared to 2.7% in the second quarter of 1995. The dollar increase in interest expense is primarily due to additional long-term financing arrangements, including the Midland mortgage loans, entered into since the same period of the prior year. Interest expense associated with line of credit borrowings remained unchanged in the second quarters of 1996 and 1995. The weighted-average interest rate associated with line of credit borrowings also remained unchanged at 8.7% in the second quarters of 1996 and 1995, despite an increase to the interest rate charged on outstanding borrowings under the Company's primary line of credit arrangement with Fleet Capital Corporation ("Fleet") to
LIBOR plus 3.75% in the second quarter of 1996 as compared to LIBOR plus 2.8% in the second quarter of 1995, due to a reduction in LIBOR and lower average outstanding line of credit borrowings during the period, combined with a higher percentage of those borrowings advanced under the more cost-effective line of credit with Bank Hapoalim than in the prior year.
(See Note 4 to the Condensed Consolidated Financial
Statements and "Liquidity and Capital Resources").

Income Taxes

The interim effective tax credit of (37.0%) for the second quarter of 1996 and (38.0%) for the second quarter of 1995 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

The Company reduced its net loss by $1.2 million to a net loss of $785,000 in the second quarter of fiscal
1996 as compared to a net loss of $2.0 million in the second quarter of fiscal 1995. On a per share basis, the net loss was reduced by $.12 per share to a net loss of ($.07) per share in the second quarter of 1996 as compared to a net loss of ($.19) per share in the second quarter of 1995.

Twenty-Six Weeks Ended August 3, 1996 Compared To
Twenty-Six Weeks Ended July 29, 1995

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated
Statements of Operations, expressed as a percent of net sales:

                                      First Half
                                    1996       1995

Net sales                          100.0%    100.0%
Service charges & other income       3.9       3.4
                                   103.9     103.4
Costs and Expenses:
  Cost of sales                     68.4      70.5
  Selling, general & administrative
    expenses                        32.2      32.5
  Depreciation & amortization        2.0       2.3
  Interest expense                   3.1       3.0
                                   105.7     108.3

LOSS BEFORE INCOME TAX BENEFIT      (1.8)     (4.9)

  Income tax benefit                (0.6)     (1.9)

NET LOSS                            (1.2)%    (3.0)%


Net Sales

Net sales increased by $11.4 million to $181.2 million in the first half of 1996 as compared to $169.8 million the first half of 1995, an increase of 6.7%. This increase reflects an increase in comparable store sales of 1.2%, combined with additional sales volume generated by six new Gottschalks stores and three larger replacement stores for pre-existing locations not open for the entire first half of the prior year.

New stores opened during the period include four stores in California, located in Auburn (February 1995), San
Bernardino (April 1995), Watsonville (August 1995) and
Tracy (October 1995), and two stores in Nevada, located in Carson City (March 1995) and Reno (March 1996). The larger replacement stores were opened in Visalia
(August 1995), Modesto (March 1996) and Fresno (April
1996), California.

Service Charges and Other Income

Service charges and other income increased by $1.3 million to $7.1 million in the first half of 1996 as compared to $5.8 million the first half of 1995, an increase of 22.4%. As a percent of net sales, service charges and other income increased to 3.9% in the first half of 1996 as compared to 3.4% in the first half of 1995.

Service charges associated with the Company's customer credit cards decreased by $100,000 to $5.2 million in the first half of 1996 as compared to $5.3 million the first half of 1995, a decrease of 1.9%. This decrease is primarily due to the more timely payment of outstanding balances by customers, an increase in deferred billing promotions and a decrease in credit sales as a percent of total sales to 44.6% in the first half of 1996 as compared to 44.8% in the first half of 1995.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, increased to $1.9 million in the first half of 1996 as compared to $500,000 in the first half of 1995, an increase of $1.4 million. This increase is primarily attributable to: (i) a pre-tax gain of $1.1 million resulting from the termination of two leases;
and (ii) the amortization of a lease incentive received in connection with one of the Company's fiscal 1995 new store openings. (See Note 5 to the Condensed
Consolidated Financial Statements.)
Cost of Sales

Cost of sales increased by $4.2 million to $124.0
million in the first half of 1996 as compared to $119.8 million the first half of 1995, an increase of 3.5%.
The Company's gross margin percent increased to 31.6% in the first half of 1996 as compared to 29.5% in the first half of 1995. Excluding the effect of costs reclassified to cost of sales under uniform capitalization rules, the gross margin percent increased to 36.4% in the second quarter of 1996 as compared to 34.9% in the second quarter of 1995. This increase in gross margin percent is primarily due to increased sales of higher gross margin spring and summer apparel merchandise, a higher initial inventory mark-on percentage (through favorable vendor pricing), and a reduction of seasonal clearance and storewide sale event markdowns as compared to the same period of the prior year. The Company's gross margin percent in the first half of 1995 was negatively impacted by increased markdowns taken in an attempt to increase sales of slow-moving spring and summer apparel resulting, in part, from unusually cold and rainy weather conditions during the period. Increased markdowns also resulted from promotional activity related to new store openings and storewide sale events, in addition to a revision in the Company's women's apparel merchandising strategy during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.2 million to $58.4 million in the first half of 1996 as compared to $55.2 million in the first half of 1995, an increase of 5.8%. As a percent of net sales, selling, general and administrative expenses decreased to 32.2% in the first half of 1996 as compared to 32.5% in the first half of 1995. Excluding the effect of certain costs reclassified to cost of sales under uniform capitalization rules, selling, general and administrative costs as a percent of net sales decreased to 37.3% in the first half of 1996 as compared to 38.1% in the first half of 1995. This decrease as a percent of net sales is due to the increase in sales volume, combined with the continued implementation of a Company-wide expense control program to reduce operating expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $100,000 to $3.7 million in the first half of 1996 as compared to $3.8 million in the first half of 1995, a decrease of 2.6%. As a percent of net sales, depreciation and amortization expense decreased to 2.0% in the first half of 1996 as compared to 2.3% in the first half of 1995. This decrease resulted from lower amortization of new store pre-opening costs as compared to the same period of the prior year, due to fewer new store openings, partially offset by higher depreciation expense related to capital expenditures for new stores.

Interest Expense

Interest expense increased by $500,000 to $5.6 million in the first half of 1996 as compared to $5.1 million in the first half of 1995, an increase of 9.8%. As a percent of net sales, interest expense increased to 3.1% in the first half of 1996 as compared to 3.0% in the first half of 1995. The dollar increase in interest expense is primarily due to additional long-term financing arrangements, including the Midland mortgage loans, entered into since the same period of the prior year, in addition to higher interest associated with line of credit borrowings during the period. The increase in line of credit interest during the period was due to higher average outstanding borrowings under the Company's various lines of credit ($43.5 million in the first half of 1996 as compared to $39.9 million in the first half of 1995), primarily to fund increased inventory requirements associated with the new stores opened since the same period of the prior year. This increase was partially offset by a decrease in the weighted-average interest rate applicable to line of credit borrowings (8.6% in the first half of fiscal
1996 as compared to 8.7% in the first half of fiscal
1995), which occurred despite an increase in the interest rate charged on outstanding borrowings under the Fleet facility (LIBOR plus 3.75% in the first half of 1996 as compared to LIBOR plus 2.8% in the first half of 1995), as a result of a reduction in LIBOR during the period, combined with a higher percentage of those borrowings advanced under the more cost-effective line of credit with Bank Hapoalim than in the prior year. (See Note 4 to the Condensed Consolidated
Financial Statements and "Liquidity and Capital
Resources.")

Income Taxes

The interim effective tax credit of (37.0%) for the first half of 1996 as compared to (38.0%) for the first half of 1995 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

The Company reduced its net loss by $3.0 million to a net loss of $2.1 million in the first half of 1996 as compared to a net loss of $5.1 million in the first half of 1995. On a per share basis, the net loss was reduced by $.29 per share to a net loss of ($.20) per share in the first half of 1996 as compared to a net loss of ($.49) per share in the first half of 1995.

Liquidity and Capital Resources

As described more fully in the Company's 1995 Annual
Report on Form 10-K and Notes 2 and 4 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving lines of credit and its securitization program. The
Company's liquidity position has been enhanced by improved operating results and a reduction of capital and other discretionary expenditures during the first half of 1996.

The statements in this section contain forward-looking statements. Numerous factors could cause actual results to differ materially from the forward looking statements described. See the section entitled
"Proposed Course of Action" in Part II, Item 7,
"Liquidity and Capital Resources" of the Company's 1995
Annual Report on Form 10-K for a description of factors which could cause actual results to differ from the from the forward looking statements contained herein.
Management believes the Company has adequate cash and borrowing capacity under its various revolving lines of credit to meet its liquidity needs.

The Company's primary revolving line of credit arrangement is with Fleet Capital Corporation ("Fleet") and provides for borrowings of up to $66.0 million, limited to a restrictive borrowing base equal to 60% of eligible merchandise inventory (50% of eligible inventory during the months of January 1997 through March 1997). Interest under the Fleet line of credit is currently charged at a rate equal to LIBOR plus 3.75%
(9.2% at August 3, 1996). The maximum amount available for borrowings under the line of credit was $50.0 million at August 3, 1996, of which $37.1 million was outstanding as of that date. The original expiration date of the facility was March 29, 1997. On September
5, 1996, the Fleet agreement was amended to extend the expiration of the facility to September 29, 1997, with no pre-payment penalty. In addition, based on the Company's improved operating results for the first half of fiscal 1996, certain covenants contained in the arrangement applicable to the second half of fiscal
1996 and fiscal 1997 were made less restrictive.
Management requested the extension of the agreement in order to provide ample time to renegotiate a new long-term working capital facility for the Company.

The Company also has a revolving line of credit with Bank Hapoalim which provides for additional borrowings of up to $15.0 million, limited to a restrictive borrowing base, through March 1997. Interest on outstanding borrowings under the line of credit is charged at a rate equal to LIBOR plus 1.0%, (6.5% at August 3, 1996). At August 3, 1996, $7.5 million, which was the maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim. Management is in process of renegotiating its line of credit agreement with Bank
Hapoalim, and has requested a renewal to the line of credit through March 1999, with an increase to the borrowing capacity under the line of up to a maximum of $25.0 million, limited to a restrictive borrowing base.
Management expects the interest rate under the new arrangement to remain at LIBOR plus 1.0%, and believes the agreement will be finalized during the third quarter of 1996.

However, there can be no assurance that the arrangement will be finalized, or that its finalization will not be delayed, subject to a variety of conditions precedent or other factors.

The Company's other short-term and long-term borrowing arrangements are described more fully in Note 4 to the accompanying Condensed Consolidated Financial
Statements. The Company repaid the short-term loan to Wells Fargo Bank, N. A. on its maturity date of September 5, 1996. The short-term loan, with an outstanding balance of $2.7 million as of August 3, 1996, was collateralized by the Company's department store located in San Luis Obispo, California. The
Company is in process of refinancing the property under a long-term mortgage with Heller Financial, Inc. (
Heller"). Proceeds from the arrangement, expected to be finalized in the third quarter of 1996, will be approximately $6.0 million, with $3.0 million to be funded upon its closing and the remaining $3.0 million to be funded in approximately six months. The mortgage is expected to be a seven-year arrangement, bearing interest at a rate of approximately 10.0%. However, there can be no assurance that the mortgage will be finalized, or that its finalization will not be delayed, subject to a variety of conditions precedent or other factors.

The Company was in compliance with all restrictive covenants contained in its various financing arrangements as of August 3, 1996.

Net cash provided by operating activities was $2.0 million in the first half of 1996 as compared to net cash used by operating activities of $19.0 million in the first half of 1995, an increase of $21.0 million.
In addition to improved operating results, significant items which enhanced cash provided by operating activities in the first half of fiscal 1996 include:
(i) the payment of approximately $7.6 million of operating expenses related to fiscal 1996 during the 53rd week of fiscal 1995 as a result of the calendar shift in fiscal 1995; (ii) the receipt of $2.8 million in the first quarter of 1996 in connection with the filing of certain amended income tax returns; and (iii) a decrease in customer credit card receivables. The decrease in credit card receivables is primarily seasonal in nature, in that receivables are typically at their highest level following the Christmas selling season and decline thereafter as customers repay their account balances. Cash provided by these activities was partially offset by cash used to fund the seasonal increase in inventory levels and to settle pending litigation (see Note 6 to the Condensed Consolidated
Financial Statements). To a lesser extent, the increase in merchandise inventories also resulted from the receipt of certain fall season merchandise earlier than the prior year in return for favorable pricing terms.
Net cash used in operating activities in the first half of 1995 reflected increased inventory requirements associated with new stores, higher costs associated with the opening of those new stores during the period, a decrease in certain accrued expenses (including sales tax), and the payment of $3.0 million to settle stockholder litigation (see the Company's 1995 Annual
Report on Form 10-K). Such uses of cash were partially offset by the receipt of $4.0 million in connection with entering into a new lease during the period.

Net cash used in investing activities was $1.9 million in the first quarter of 1996 as compared to net cash provided by investing activities of $6.3 million in the first half of 1995, an increase of $8.2 million. Net cash (used in) provided by investing activities in the first half of 1996 and 1995 consisted primarily of capital expenditures for tenant improvements, construction costs and furniture, fixtures and equipment associated with new and certain existing store locations, net of amounts received as reimbursements for certain of those expenditures and proceeds from various sale and leaseback arrangements.
The Company received $1.9 million in connection with the sale and leaseback of certain fixtures and equipment in the first half of 1996, and received $11.6 million in connection with the sale and leaseback of the Company's department store in Capitola in the first half of 1995.

Net cash used in financing activities was $586,000 in the first half of 1996 as compared to net cash provided by financing activities of $13.0 million in the first half of 1995, a decrease of $13.6 million. Total advances under the Company's various lines of credit, net of repayments, were lower in the first half of 1996 as compared to the first half of 1995 as a result of improved operating results, the payment of approximately $7.6 million of fiscal 1996 operating expenses during the 53rd week of fiscal 1995, the receipt of $2.8 million from the filing of certain amended income tax returns and from a reduction of capital and other expenditures related to new store openings.

The Company's 1996 expansion program included the opening of one new 125,000 square foot department store in Reno, Nevada in March 1996 and the relocation of two existing stores in California into larger stores in the Modesto Vintage Faire Mall (an increase from 89,600 square feet to 163,500 square feet - March 1996) and the Fresno Fashion Fair Mall (an increase from 76,700 square feet to 160,000 square feet - April 1996.) The
Company currently has no further plans for expansion in fiscal 1996.

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




PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As described more fully in the Company's 1995 Annual
Report on Form 10-K, the Company was party to a lawsuit filed in 1992 by F&N Acquisition Corporation ("F&N") under which, among other things, F&N originally claimed damages arising out of the Company's alleged breach of an oral agreement to purchase an assignment of a lease of a former Frederick and Nelson store location in Spokane, Washington. The Company was also party to a related lawsuit filed by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick and Nelson store was located. The lawsuits were combined in 1995 in the United States District Court for the Western
District of Washington (F&N Acquisition Corp. and Sabey
Corporation v. Gottschalks Inc., Case No. C95-186Z).

On July 11, 1996, the Company entered into an Agreement and General Release with F&N (Case No. C95-186Z). The
Company also entered into a Settlement Agreement and Release with Sabey on July 12, 1996, (Case No.
C95-186Z). Pursuant to these Settlement Agreements, the
Plaintiffs agreed to dismiss all claims against Gottschalks. The combined total of the settlements
(paid in July 1996), including legal fees and related costs, was not materially different from the Company's previously recorded reserve.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS

On June 27, 1996, the Company held its 1996 Annual
Meeting of Stockholders at which the Company submitted to a vote of its stockholders the election of the following nine nominees for director. Each of the nine nominees were elected. The following represents a tabulation of the votes cast for each of the nine nominees:

  Nominee for Director     Votes For     Votes Withheld

  Joseph W. Levy              8,905,755      74,205
  Gerald H. Blum              8,902,645      77,315
  Bret W. Levy                8,903,700      76,260
  Sharon Levy                 8,907,345      72,615
  Joseph J. Penbera           8,913,175      66,785
  Frederick R. Ruiz           8,908,450      71,510
  O. James Woodward III       8,913,425      66,535
  Max Gutmann                 8,908,425      71,535
  Stephen J. Furst            8,912,865      67,095





ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.       Description

 10.49            Eleventh Amendment to Loan and
                  Security Agreement dated September 5,
                  1996, by and between Gottschalks Inc.
                  and Fleet Capital Corporation.


    27            Financial Data Schedule.


(b)     The Company did not file Current Reports on
        Form 8-K during the thirteen week period ended
        August 3, 1996.


                      SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Gottschalks Inc.

                      (Registrant)




  September 17, 1996
                \s\ Joseph W. Levy

              (Joseph W. Levy, Chairman
               and Chief Executive Officer)

 September 17, 1996
               \s\ Alan A. Weinstein
              (Alan A. Weinstein,
              Senior Vice President and
              Chief Financial Officer)