Form 10-Q
period 1996-11-02
GOTTSCHALKS INC
filed 1996-12-17
CIK 790414

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

                   FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996

                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to
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

The number of shares of the Registrant's common stock outstanding as of November 30, 1996 was 10,472,915.

INDEX


GOTTSCHALKS INC. AND SUBSIDIARIES


                                                           Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

    Condensed consolidated balance sheets -
      November 2, 1996 and February 3, 1996     2
    Consolidated statements of operations -
      thirteen weeks and thirty-nine weeks ended
      November 2, 1996 and October 28, 1995     3

    Condensed consolidated statements of cash
       flows - thirty-nine weeks ended
      November 2, 1996 and October 28, 1995     4

    Notes to condensed consolidated financial
      statements - thirteen and thirty-nine
      weeks ended November 2, 1996 and
      October 28, 1995                      5 - 9

Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                            10-19

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K      20



SIGNATURES                                     21












PART I. FINANCIAL INFORMATION

Item I.     GOTTSCHALKS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)
                                      November 2, 1996   February  3, 1996
                                          (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                     $    4,080      $    5,113
  Cash held by GCC Trust                          245           2,280
  Receivables - net (Note 2)                   14,588          33,243
  Merchandise inventories                     125,023          87,507
  Other                                        14,365          10,915
          Total current assets                158,301         139,058

PROPERTY AND EQUIPMENT                        127,299         129,549
  Less accumulated depreciation  and
    amortization                               38,727          40,299
                                               88,572          89,250

OTHER LONG-TERM ASSETS                         10,415          10,733
                                             $257,288        $239,041

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit (Note 4)         $ 54,741       $  45,164
  Trade accounts payable                       41,832          27,394
  Accrued expenses and other liabilities       17,276          18,759
  Short-term obligation (paid September 1996)                   2,743
  Current portion of long-term obligations      2,112           2,094
          Total current liabilities           115,961          96,154

LONG-TERM OBLIGATIONS (less current portion):
  Notes and bonds payable (Note 4)             29,736          25,654
  Capitalized lease obligations (Note 5)        5,424           9,218
                                               35,160          34,872

DEFERRED INCOME                                19,723          20,265

DEFERRED LEASE PAYMENTS AND OTHER              11,776           9,833

STOCKHOLDERS' EQUITY                           74,668          77,917
                                             $257,288        $239,041


See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)
                                    Thirteen Weeks        Thirty-Nine Weeks
                                          Ended                 Ended
                               November 2,  October 28, November 2, October 28,
                                   1996        1995        1996        1995

Net sales                      $  95,675    $86,066     $276,910    $255,884
Service charges & other income     2,952      2,616       10,058       8,383
                                  98,627     88,682      286,968     264,267
COSTS & EXPENSES:
  Cost of sales                   64,956     58,634      188,969     178,409
  Selling, general &
   administrative expenses        31,497     30,061       89,870      85,237
  Depreciation &  amortization     1,650      2,156        5,341       5,962
  Interest expense                 2,954      2,932        8,562       8,015
                                 101,057     93,783      292,742     277,623

LOSS BEFORE INCOME TAX BENEFIT    (2,430)    (5,101)      (5,774)    (13,356)

Income tax benefit                  (900)    (1,937)      (2,137)     (5,075)

NET LOSS                     $    (1,530)   $(3,164)   $  (3,637)  $  (8,281)

Net loss per common share    $      (.15)   $  (.30)   $    (.35)  $    (.80)

Weighted average number of
  common shares outstanding       10,473     10,416       10,457      10,416


See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)
                                                      Thirty-Nine Weeks
                                                            Ended
                                                  November 2,    October 28,
                                                      1996          1995
OPERATING ACTIVITIES:
  Net loss                                      $   (3,637)      $   (8,281)
  Adjustments:
     Depreciation and amortization                   4,533            4,404
     Deferred income taxes                           1,586              115
     Deferred income and other                        (267)             586
     Changes in operating assets and liabilities:
        Receivables, excluding receivables sold
          (Note 2)                                  12,655           10,576
        Merchandise inventories                    (37,516)         (38,923)
        Trade accounts payable and accrued expenses  9,198           (1,032)
        Other current and long-term assets and
           liabilities                              (4,146)          (2,570)
           Net cash used in operating activities   (17,594)         (35,125)

INVESTING ACTIVITIES:
  Purchases of property and equipment, net of
   reimbursements received                          (5,469)         (12,994)
  Proceeds from sale/leaseback arrangements and
    other                                            2,010           11,665
          Net cash used in investing activities     (3,459)          (1,329)

FINANCING ACTIVITIES:
  Proceeds from revolving lines of credit          353,328          369,006
  Principal payments on revolving lines of
    credit                                        (343,750)        (333,733)
  Proceeds from securitization and sale of
    receivables (Note 2)                             6,000
  Proceeds from long-term obligations                3,000           21,291
  Principal payments on long-term obligations       (4,349)         (21,460)
  Cash management liability and other                5,791            2,723
        Net cash provided by financing
          activities                                20,020           37,827

INCREASE (DECREASE) IN CASH                         (1,033)           1,373

CASH AT BEGINNING OF YEAR                            5,113            3,156

CASH AT END OF PERIOD                          $     4,080      $     4,529


See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Thirteen and Thirty-Nine Weeks Ended November 2, 1996
and October 28, 1995

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended November 2, 1996 are not necessarily indicative of the results that may be expected for the year ending
February 1, 1997, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 3). These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996 (the "1995 Annual Report on
Form 10-K").

The condensed consolidated balance sheet at February 3, 1996 has been derived from the audited consolidated financial statements at that date.

2. RECEIVABLES SECURITIZATION PROGRAM

As described more fully in the Company's 1995 Annual
Report on Form 10-K, the Company automatically sells all of its accounts receivable arising under its private label customer credit cards to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation
("GCRC"), and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit
Card Master Trust ("GCC Trust"), to be used as collateral for securities previously issued to investors. The Company services and administers the receivables in return for a monthly servicing fee. The following certificates have been issued under the receivables securitization program:

Fixed Base Certificates.     In 1994, fractional
undivided ownership interests in certain of the
receivables were sold  through the issuance of $40.0
million principal amount 7.35% Fixed Base Class A-1
Credit Card Certificates (the "1994 Fixed Base
Certificates") to third-party investors.   On October
31, 1996, an additional $6.0 million principal amount
6.79% Fixed Base Class A-1 Credit Card Certificate
(the "1996 Fixed Base Certificate") was issued under the program. Proceeds from the issuance of the 1996
Fixed Base Certificate were used to reduce outstanding borrowings under the line of credit with Bank Hapoalim
(Note 4) and pay certain costs associated with the transaction. Interest on the 1994 and 1996 Fixed Base
Certificates  (collectively, the "Fixed Base
Certificates") is earned by the certificateholders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing September 1998 through
September 1999, through the application of credit card receivable principal collections during that period.
The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying those certificates and the corresponding obligations are excluded from the accompanying financial statements.

Variable Base Certificate.      In 1994, a Variable
Base Class A-2 Credit Card Certificate ("Variable Base
Certificate") in the principal amount of up to $15.0 million was also issued to Bank Hapoalim as collateral for a revolving line of credit financing arrangement with that bank (Note 4). The issuance of the Variable
Base Certificate was accounted for as a financing transaction and, accordingly, receivables underlying the Variable Base Certificate, totaling $1.8 million and $17.9 million at November 2, 1996 and February 3,
1996, respectively, are included in receivables reported in the accompanying financial statements.

Receivables reported in the accompanying financial statements also include $9.6 million and $8.0 million of receivables as of November 2, 1996 and February 3, 1996, respectively, representing GCRC's retained interest in receivables sold in connection with the issuance of the Fixed Base Certificates and receivables, accrued finance charges and vendor claims that did not meet certain eligibility requirements of the program totaling $3.2 million and $7.3 million as of November 2, 1996 and February 3, 1996, respectively.

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

4.      DEBT OBLIGATIONS

Revolving Lines of Credit.  On December 5, 1996, the
Company signed a commitment letter to enter into a new three-and-one-quarter year revolving line of credit agreement with Congress Financial Corporation
("Congress"). The new line of credit will replace the Company's current line of credit agreement with Fleet
Capital Corporation ("Fleet") and will provide the Company with an $80.0 million working capital facility through March 2000. Borrowings under the arrangement will be limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest under the new facility will be charged at a rate equal to LIBOR plus
2.5%, with the potential of reducing the interest rate by 1/4% each year, up to a maximum possible reduction of 1/2% beginning in fiscal 1998, if specified pre-tax income levels are attained by the Company. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth. Management expects the agreement to be finalized prior to December 31, 1996, however, given the nature of any financing arrangement, there can be no assurance that the arrangement will be finalized, or that its finalization will not be delayed, subject to a variety of conditions precedent or other factors.

The Company's current revolving line of credit arrangement with Fleet provides for borrowings of up to $66.0 million through September 1997. Such borrowings are limited to a restrictive borrowing base equal to 60% of eligible merchandise inventories (50% during the months of January 1997 through March 1997). Interest on outstanding borrowings under the line of credit is charged at a rate equal to LIBOR plus 3.75% (9.1% at November 2, 1996). The maximum amount available for borrowings under the line of credit was $61.2 million as of November 2, 1996, of which $58.0 million was outstanding as of that date. The agreement with Fleet contains various restrictive covenants. The Company was in violation of one covenant as of November 2, 1996, pertaining to the maintenance of a minimum accounts payable turnover ratio. The Company was, however, in compliance with the covenant as of the subsequent testing date. Fleet has agreed to temporarily forebear any action against the Company with respect to the violation.

The Company also has a revolving line of credit arrangement with Bank Hapoalim (Note 2) which provides for additional borrowings of up to $15.0 million.
Borrowings under the line of credit are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base
Certificate.and therefore, the Company's borrowing capacity under the line of credit is subject to seasonal variations that may affect the outstanding principal balance of such receivables. On October 31, 1996, the maturity of the line of credit was extended from its original expiration date of March 1997 to March 1999, in order to coincide more closely with the maturity of the Fixed Base Certificates (Note 2).
Interest on outstanding borrowings under the line of credit is charged at a rate equal to LIBOR plus 1.0%
(6.4% at November 2, 1996). At November 2, 1996, $1.5
million, which was the maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim. Due to the seasonal increase in receivables, the Company was able to increase borrowings under the line of credit to $9.0 million by December 15, 1996.

Long-Term Borrowings.     The Company has four fifteen-year mortgage loans
with Midland Commercial Funding
("Midland") with outstanding balances totaling $19.8 million at November 2, 1996. The Midland loans, due
October and November 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities: (i) a 10.45% mortgage loan payable with Heller Financial, Inc.
("Heller"), due January 2002, with an outstanding loan balance of $5.0 million at November 2, 1996; (ii) an additional $6.0 million mortgage loan payable with Heller, described more fully below; (iii) two five-year 10.0% notes payable to Federated Department
Stores, Inc. ("Federated"), due March and July 2001, with outstanding balances totaling $2.5 million at November 2, 1996; and (iv) other long-term obligations with outstanding balances totaling $1.2 million at November 2, 1996.

The Company entered into an additional seven-year financing with Heller on October 2, 1996, providing for the mortgage of its department store in San Luis
Obispo, California. The Company received $3.0 million of the total $6.0 million arrangement in October 1996.
The finalization of the arrangement and the funding of the remaining $3.0 million is subject to (i) the Company achieving a certain level of earnings before income taxes, depreciation and amortization ("EBITDA") for the fiscal year ending February 1, 1997; (ii) the maintenance of a specified minimum net worth; and
(iii) the maintenance of a minimum level of operating income for the store location in San Luis Obispo.
Management expects the agreement to be finalized on April 1, 1997 pursuant to the agreement, however, given the nature of any financing arrangement, there can be no assurance that the arrangement will be finalized, or that its finalization will not be delayed, subject to a variety of conditions precedent or other factors.
Interest is currently being charged on the $3.0 million received at a variable rate equal to LIBOR plus 3.0%
(8.4% at November 2, 1996), with principal payments to commence upon funding the remaining $3.0 million of the loan. Upon its completion, the loan is expected to bear interest at a fixed rate of approximately 10.0%.

Short-Term Obligation.     The Company repaid the
short-term loan of $2.7 million with Wells Fargo Bank,
N. A. on its maturity date of September 5, 1996.

5.      LEASE ARRANGEMENTS

In March 1996, the Company finalized an agreement with Broadway Stores, Inc. ("Broadway"), a wholly-owned subsidiary of Federated, and the landlord, whereby the Company vacated its present location in the Modesto, California Vintage Faire Mall and sub-leased the
Broadway's former store in that mall for the remaining twelve years of the Broadway lease. Under a separate agreement with Broadway and the landlord, finalized in the third quarter of 1996, the Company also vacated its original location in the Fresno, California Fashion
Fair Mall and reopened a store in that mall under a new
20-year lease in the former Broadway store location.
The Company recognized a gain of $1.3 million in the first three quarters of 1996 upon the termination of the original leases, which were accounted for as capital leases by the Company, representing the difference between the capital lease obligations and the net book value of the related assets recorded under the capital leases. Such amounts are included in service charges and other income.

As described more fully in the Company's 1995 Annual
Report on Form 10-K, the Company received a $4.0 million lease incentive in the first quarter of 1995 in connection with one of its fiscal 1995 new store openings. The $4.0 million has been deferred for financial reporting purposes and is being amortized over the 10-year minimum period of the lease.

6.  CONTINGENCIES

As described more fully in the Company's 1995 Annual
Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended August 3, 1996, the Company was party to a lawsuit filed in 1992 by F&N
Acquisition Corporation ("F&N") under which, among other things, F&N originally claimed damages arising out of the Company's alleged breach of an oral agreement to purchase an assignment of a lease of a former Frederick and Nelson store location in Spokane, Washington. The Company was also party to a related lawsuit filed by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick and Nelson store was located.

On July 16, 1996, the Company reached agreements with
F&N and Sabey to settle the lawsuits. The combined total of the settlements (paid in July 1996), including legal fees and other costs, was not materially different from the Company's previously recorded reserve.

GOTTSCHALKS INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements.

Thirteen Weeks Ended November 2, 1996 Compared To
Thirteen Weeks Ended October 28, 1995

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated
Statements of Operations, expressed as a percent of net sales:

                                                     Third Quarter
                                                 1996            1995
Net sales                                        100.0%         100.0%
Service charges & other income                     3.1            3.0
                                                 103.1          103.0
Costs and Expenses:
  Cost of sales                                   67.9           68.1
  Selling, general & administrative expenses      32.9           34.9
  Depreciation & amortization                      1.7            2.5
  Interest expense                                 3.1            3.4
                                                 105.6          108.9

LOSS BEFORE INCOME TAX BENEFIT                    (2.5)          (5.9)

  Income tax benefit                              (0.9)          (2.2)

NET LOSS                                          (1.6)%         (3.7)%


Net Sales

Net sales increased by $9.6 million to $95.7 million in the third quarter of 1996 as compared to $86.1 million in the third quarter of 1995, an increase of 11.1%.
This increase resulted from a 6.6% increase in comparable store sales, combined with additional sales volume generated by three new Gottschalks stores not open for the entire third quarter of the prior year.

Stores operating in the third quarter of 1996 not open for the entire period in the third quarter of 1995 include two stores in California, located in Watsonville (August 1995) and Tracy (October 1995), and one new store in Reno, Nevada (March 1996). The larger replacement stores were opened in Visalia (August
1995), Modesto (March 1996) and Fresno (April 1996),
California. The Company currently has no plans for further expansion during the remainder of fiscal 1996 or during the first half of fiscal 1997.

Service Charges and Other Income

Service charges and other income increased by $400,000 to $3.0 million in the third quarter of 1996 as compared to $2.6 million in the third quarter of 1995, an increase of 15.4%. As a percent of net sales, service charges and other income increased to 3.1% in the third quarter of 1996 as compared to 3.0% in the third quarter of 1995.

Service charges associated with the Company's customer credit cards remained unchanged at $2.5 million in the third quarters of 1996 and 1995. Credit sales as a percent of total sales decreased to 43.9% in the third quarter of 1996 as compared to 44.9% in the third quarter of 1995. Lower service charge income resulting from the decrease in credit sales as a percent of total sales was offset by additional income generated by an increase to the interest rate charged on outstanding customer credit card balances to 21.6% from 19.8% and an increase to the late charge assessed on delinquent credit card balances, both effective during the third quarter of 1996.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, increased by $400,000 to $500,000 in the third quarter of 1996 as compared to $100,000 in the third quarter of 1995. This increase is primarily attributable to a gain of $200,000 recorded in the third quarter of 1996 resulting from the termination of a lease, (see Note 5 to the Condensed Consolidated
Financial Statements), as compared to a $175,000 reserve for a general business claim recorded in the third quarter of 1995.

Cost of Sales

Cost of sales increased by $6.4 million to $65.0
million in the third quarter of 1996 as compared to
$58.6 million in the third quarter of 1995, an increase
of 10.9%. The Company's gross margin percent increased
to 32.1% in the third quarter of 1996 as compared to
31.9% in the third quarter of 1995.   This increase in
gross margin percent is primarily due to increased sales of higher gross margin women's, men's and children's apparel, a higher initial inventory mark-on percentage (through favorable vendor pricing) and a reduction of seasonal clearance and storewide sale event markdowns as compared to the same period of the prior year. The Company includes in inventory the capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match sales with these related costs (uniform capitalization). Excluding the effect of such costs, the Company's gross margin percent increased to 35.7% in the third quarter of 1996 as compared 35.6% in the third quarter of 1995.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.4 million to $31.5 million in the third quarter of 1996 as compared to $30.1 million in the third quarter of 1995, an increase of 4.7%. As a percent of net sales, selling, general and administrative expenses decreased to 32.9% in the third quarter of 1996 as compared to 34.9% in the third quarter of 1995.
Including the effect of certain costs reclassified to cost of sales under uniform capitalization rules, selling, general and administrative costs as a percent of net sales decreased to 38.3% in the third quarter of 1996 as compared to 41.3% in the third quarter of 1995.
This decrease as a percent of net sales is due to the increase in sales volume, combined with the continued implementation of Company-wide expense control measures to reduce operating expenses.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, decreased by $500,000 to $1.7 million in the third quarter of 1996 as compared to $2.2 million in the third quarter of 1995, a decrease of 22.7%. As a percent of net sales, depreciation and amortization expense decreased to 1.7% in the third quarter of 1996 as compared to 2.5% in the third quarter of 1995.
These decreases resulted from lower amortization of new store pre-opening costs as compared to the same period of the prior year, due to fewer new store openings, partially offset by higher depreciation expense related to capital expenditures for new stores.

Certain costs associated with the opening of new stores are deferred and amortized generally on a straight-line basis not to exceed a twelve month period. Management expects the amortization of new store pre-opening costs to be lower in fiscal 1996 as compared to fiscal 1995 due to fewer new store openings.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by $100,000 to $3.0 million in the third quarter of 1996 as compared to $2.9 million in the third quarter of 1995. Due to the increase in sales volume, interest expense as a percent of net sales decreased to 3.1% in the third quarter of 1996 as compared to 3.4% in the third quarter of 1995.
The dollar increase in interest expense is primarily due to additional long-term financing arrangements entered into since the same period of the prior year, in addition to higher interest expense associated with line of credit borrowings during the period. The increase in line of credit interest during the period was due to higher average outstanding borrowings under the Company's various lines of credit ($50.8 million in the third quarter of 1996 as compared to $47.5 million in the third quarter of 1995), primarily to fund increased inventory requirements associated with new and larger replacement stores opened since the same period of the prior year. This increase was partially offset by a decrease in the weighted-average interest rate applicable to line of credit borrowings (8.7% in the third quarter of 1996 as compared to 9.2% in the third quarter of 1995), due to a decrease in LIBOR and a larger percentage of borrowings outstanding under more cost-effective financing arrangements, including the line of credit with Bank Hapoalim and the securitization program, during the period.

As described more fully in "Liquidity and Capital
Resources", management expects interest expense as a percent of net sales to decrease in fiscal 1997 as compared to fiscal 1996 as a result of the new line of credit financing arrangement expected to be finalized during the fourth quarter of 1996.

Income Taxes

The interim effective tax credits of (37.0%) for the third quarter of 1996 and (38.0%) for the third quarter of 1995 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

The Company reduced its net loss by $1.7 million to a net loss of $1.5 million in the third quarter of fiscal
1996 as compared to a net loss of $3.2 million in the third quarter of fiscal 1995. On a per share basis, the net loss was reduced by $.15 per share to a net loss of ($.15) per share in the third quarter of 1996 as compared to a net loss of ($.30) per share in the third quarter of 1995.


Thirty-Nine Weeks Ended November 2, 1996 Compared To
Thirty-Nine Weeks Ended October 28, 1995

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated
Statements of Operations, expressed as a percent of net sales:

                                                      Three Quarters
                                                    1986            1985

Net sales                                            100%%           100%
Service charges & other income                       3.6             3.3
                                                   103.6           103.3
Costs and Expenses:
  Cost of sales                                     68.2            69.7
  Selling, general & administrative expenses        32.5            33.3
  Depreciation & amortization                        1.9             2.3
  Interest expense                                   3.1             3.2
                                                   105.7           108.5

LOSS BEFORE INCOME TAX BENEFIT                      (2.1)          (5.2)

  Income tax benefit                                (0.8)          (2.0)

NET LOSS                                            (1.3)%         (3.2)%



Net Sales

Net sales increased by $21.0 million to $276.9 million in the first three quarters of 1996 as compared to $255.9 million in the first three quarters of 1995, an increase of 8.2%. This increase resulted from a 3.2% increase in comparable store sales, combined with additional sales volume generated by six new
Gottschalks stores open for the entire first three quarters of the prior year.

Stores operating in the first three quarters of 1996
not open for the entire first three quarters of 1995 include four stores in California, located in Auburn
(February 1995), San Bernardino (April 1995),
Watsonville (August 1995) and Tracy (October 1995), and two stores in Nevada, located in Carson City (March
1995) and Reno (March 1996). The larger replacement stores were opened in Visalia (August 1995), Modesto
(March 1996) and Fresno (April 1996), California.

Service Charges and Other Income

Service charges and other income increased by $1.7 million to $10.1 million in the first three quarters of 1996 as compared to $8.4 million in the first three quarters of 1995, an increase of 20.2%. As a percent of net sales, service charges and other income increased to 3.6% in the first three quarters of 1996 as compared to 3.3% in the first three quarters of 1995.

Service charges associated with the Company's customer credit cards decreased by $200,000 to $7.7 million in the first three quarters of 1996 as compared to $7.9 million in the first three quarters of 1995, a decrease of 2.6%. This decrease is primarily due to the more timely payment of outstanding balances by customers, combined with a decrease in credit sales as a percent of total sales to 44.4% in the first three quarters of 1996 as compared to 44.9% in the first three quarters of 1995.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, increased to $2.4 million in the first three quarters of 1996 as compared to $500,000 in the first three quarters of 1995, an increase of $1.9 million. This increase is primarily attributable to a gain of $1.3 million resulting from the termination of two leases and the amortization of a lease incentive recorded in the first three quarters of fiscal 1996
(see Note 5 to the Condensed Consolidated Financial
Statements) as compared to a $175,000 reserve for a general business claim and other miscellaneous reserves recorded in the first three quarters of fiscal 1995.

Cost of Sales

Cost of sales increased by $10.6 million to $189.0 million in the first three quarters of 1996 as compared to $178.4 million in the first three quarters of 1995, an increase of 5.9%. The Company's gross margin percent increased to 31.8% in the first three quarters of 1996 as compared to 30.3% in the first three quarters of 1995. Excluding the effect of certain costs reclassified to cost of sales under uniform capitalization rules, the gross margin percent increased to 36.2% in the first three quarters of 1996 as compared to 35.1% in the first three quarters of 1995. This increase in gross margin percent is primarily due to increased sales of higher gross margin women's and men's and children's apparel, a higher initial inventory mark-on percentage (through favorable vendor pricing), and a reduction of seasonal clearance and storewide sale event markdowns as compared to the same period of the prior year. The
Company's gross margin percent in the first three quarters of 1995 was negatively impacted by (i) increased competition resulting from pricing policies of two financially troubled retailers operating in certain of the Company's market areas; (ii) increased markdowns taken in an attempt to improve sales of slow-moving spring and summer apparel and in connection with a revision in the Company's women's apparel merchandising strategy; and (iii) increased promotional activity related to new store openings and storewide sale events.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.7 million to $89.9 million in the first three quarters of 1996 as compared to $85.2 million in the first three quarters of 1995, an increase of 5.5%. As a percent of net sales, selling, general and administrative expenses decreased to 32.5% in the first three quarters of 1996 as compared to 33.3% in the first three quarters of 1995. Including the effect of certain costs reclassified to cost of sales under uniform capitalization rules, selling, general and administrative costs as a percent of net sales decreased to 37.7% in the first three quarters of 1996 as compared to 39.2% in the first three quarters of 1995. This decrease as a percent of net sales is due to the increase in sales volume, combined with the continued implementation of Company-wide expense control measures to reduce operating expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased by $700,000 to $5.3 million in the first three quarters of 1996 as compared to $6.0 million in the first three quarters of 1995, a decrease of 11.7%. As a percent of net sales, depreciation and amortization expense decreased to 1.9% in the first three quarters of 1996 as compared to 2.3% in the first three quarters of 1995. These decreases resulted from lower amortization of new store pre-opening costs as compared to the same period of the prior year, due to fewer new store openings, partially offset by higher depreciation expense related to capital expenditures for new stores.

Interest Expense

Interest expense increased by $600,000 to $8.6 million in the first three quarters of 1996 as compared to $8.0 million in the first three quarters of 1995, an increase of 7.5%. Due to the increase in sales volume, interest expense as a percent of net sales decreased to 3.1% in the first three quarters of 1996 as compared to 3.2% in the first three quarters of 1995. The dollar increase in interest expense is primarily due to additional long-term financing arrangements entered into since the same period of the prior year, in addition to higher interest expense associated with line of credit borrowings during the period. The increase in line of credit interest during the period was due to higher average outstanding borrowings under the Company's various lines of credit ($46.0 million in the first three quarters of 1996 as compared to $42.4 million in the first three quarters of 1995), primarily to fund increased inventory requirements associated with the new and larger replacement stores opened since the same period of the prior year. This increase was partially offset by a decrease in the weighted-average interest rate applicable to line of credit borrowings
(8.7% in the first three quarters of fiscal 1996 as compared to 8.8% in the first three quarters of fiscal
1995), due to a decrease in LIBOR and a larger percentage of borrowings outstanding under more cost-effective financing arrangements, including the line of credit with Bank Hapoalim and the securitization program, during the period. (See "Liquidity and Capital
Resources.")

Income Taxes

The interim effective tax credit of (37.0%) for the first three quarters of 1996 as compared to (38.0%) for the first three quarters of 1995 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

The Company reduced its net loss by $4.7 million to a net loss of $3.6 million in the first three quarters of 1996 as compared to a net loss of $8.3 million in the first three quarters of 1995. On a per share basis, the net loss was reduced by $.45 per share to a net loss of ($.35) per share in the first three quarters of 1996 as compared to a net loss of ($.80) per share in the first three quarters of 1995.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash, borrowings under its revolving lines of credit and its securitization program. Management believes the Company has adequate cash and borrowing capacity under its revolving lines of credit to meet its liquidity needs.
The statements in this section contain forward-looking statements. As described more fully below, numerous factors could cause actual results to differ materially from the forward-looking statements described.

On December 5, 1996, the Company signed a commitment letter to enter into a new three-and-one-quarter year revolving line of credit financing arrangement with Congress Financial Corporation ("Congress"). The new line of credit will replace the Company's current line of credit with Fleet Capital Corporation ("Fleet"), and will provide the Company with an $80.0 million working capital facility through March 2000, representing a $14.0 million increase to its previous $66.0 million facility with Fleet. Borrowings under the new line of credit will be limited to 65% of eligible merchandise inventories, increasing to 70% during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest under the new line of credit will be charged at a rate equal to LIBOR plus 2.5%, with the potential of reducing the interest rate by 1/4% each year, up to a maximum possible reduction of up to 1/2% beginning in fiscal 1998, if specified pre-tax income levels are attained. The agreement contains one restrictive financial covenant, pertaining to the maintenance of a minimum tangible net worth. Initial proceeds from the arrangement will be used to repay all outstanding borrowings under the line of credit with Fleet, with the remaining funds to be available for working capital purposes. Management expects the agreement to be finalized prior to December
31, 1996, however, given the nature of any financing arrangement, there can be no assurance that the arrangement will be finalized, or that its finalization will not be delayed, subject to a variety of conditions precedent or other factors.

The Company's current revolving line of credit arrangement with Fleet provides for borrowings of up to $66.0 million through September 1997. Borrowings under the line of credit are limited to a restrictive borrowing base equal to 60% of eligible merchandise inventory (50% during the months of January 1997 through March 1997). Interest under the Fleet line of credit is charged at a rate equal to LIBOR plus 3.75%
(9.1% at November 2, 1996). The maximum amount available for borrowings under the line of credit was $61.2 million at November 2, 1996, of which $58.0 million was outstanding as of that date. The agreement with Fleet contains various restrictive covenants. The
Company was in violation of one covenant pertaining to the maintenance of a minimum accounts payable turnover ratio as of November 2, 1996. The Company was, however, in compliance with the covenant as of the subsequent testing date. Fleet has agreed to temporarily forebear any action against the Company with respect to the violation.

The Company also has a revolving line of credit with Bank Hapoalim which provides for additional borrowings of up to $15.0 million, limited to a restrictive borrowing base. On October 31, 1996, the expiration date of the line of credit was extended for two years through March 1999, to coincide more closely with the maturity of the Fixed Base Certificates. Interest on outstanding borrowings under the line of credit is charged at a rate equal to LIBOR plus 1.0%, (6.4% at November 2, 1996). At November 2, 1996, $1.5 million, which was the maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim. Due to the seasonal increase in receivables, the Company was able to increase borrowings under the line of credit to $9.0 million by December 15, 1996. As described more fully below, the issuance of an additional Fixed Base Certificate under the Company's receivables securitization program has reduced the level of receivables available to collateralize the Variable Base Certificate, thus reducing the Company's borrowing capacity under the facility.

The Company entered into a seven-year financing with Heller Financial, Inc. ("Heller") on October 2, 1996, providing for the mortgage of its department store in San Luis Obispo, California. The Company received $3.0 million of the total $6.0 million arrangement in October 1996. The finalization of the arrangement and the funding of the remaining $3.0 million is subject to
(i) the Company achieving a certain level of earnings before income taxes, interest expense, depreciation and amortization ("EBITDA") for the fiscal year ending
February 1, 1997; (ii) the maintenance of a specified minimum net worth; and (iii) the maintenance of a minimum level of operating income for the store location in San Luis Obispo. Management expects the agreement to be finalized on April 1, 1997 pursuant to the agreement, however, given the nature of any financing arrangement, there can be no assurance that the arrangement will be finalized, or that its finalization will not be delayed, subject to a variety of conditions precedent or other factors. Interest is currently being charged on the $3.0 million received at a variable rate equal to LIBOR plus 3.0%, (8.4% at November 2, 1996), with principal payments to commence upon funding the remaining $3.0 million of the loan.
Upon its completion, the loan is expected to bear interest at a fixed rate of approximately 10.0%.

The Company's other short-term and long-term borrowing arrangements are described more fully in Note 4 to the accompanying Condensed Consolidated Financial
Statements.

The Company's receivables securitization program is described more fully in its 1995 Annual Report on Form
10-K and Note 2 to the Condensed Consolidated Financial
Statements. On October 31, 1996, an additional $6.0 million principal amount 6.79% Fixed Base Certificate was issued under the program. Proceeds from the issuance were used to reduce outstanding borrowings under the line of credit with Bank Hapoalim. The
Company continually seeks to divert as large a percentage of total borrowings as possible to its securitization program, as the program provides the most cost-effective means of borrowing funds to the Company.

Net cash used in operating activities was $17.6 million in the first three quarters of 1996 as compared to $35.1 million in the first three quarters of 1995, a decrease of $17.5 million. Cash used in operating activities in the first three quarters of 1996 consisted primarily of seasonal increases in inventory levels, a decrease in trade accounts payable and the settlement of pending litigation (see Note 6 to the Condensed Consolidated Financial Statements). Such uses of cash were partially offset by cash provided by (i) improved operating results; (ii) the payment of approximately $7.6 million of operating expenses related to fiscal 1996 during the 53rd week of fiscal
1995 as a result of the calendar shift in fiscal 1995;
(iii) the receipt of $2.8 million in the first quarter of 1996 in connection with the filing of certain amended income tax returns; and (iv) a decrease in customer credit card receivables. The decrease in credit card receivables is primarily seasonal in nature, in that receivables are typically at their highest level following the Christmas selling season and decline thereafter as customers repay their account balances. Net cash used in operating activities in the first three quarters of 1995 reflects increased inventory requirements associated with new stores, higher costs associated with the opening of those new stores during the period, a decrease in certain accrued expenses (including sales tax), and the payment of $3.0 million to settle stockholder litigation (see the Company's 1995 Annual Report on Form 10-K). Such uses of cash were partially offset by the receipt of $4.0 million in connection with entering into a new lease during the period .

Net cash used in investing activities was $3.5 million in the first three quarters of 1996 as compared to$1.3 million in the first three quarters of 1995, an increase of $2.2 million. Net cash used in investing activities in the first three quarters of 1996 and 1995 consisted primarily of capital expenditures for tenant improvements, construction costs and furniture, fixtures and equipment associated with new and certain existing store locations, net of amounts received as reimbursements for certain of those expenditures and proceeds from various sale and leaseback arrangements.
The Company received $1.9 million in connection with the sale and leaseback of certain fixtures and equipment in the first three quarters of 1996, and received $11.6 million in connection with the sale and leaseback of the Company's department store in Capitola in the first three quarters of 1995.

Net cash provided by financing activities was $20.0 million in the first three quarters of 1996 as compared to $37.8 million in the first three quarters of 1995, a decrease of $17.8 million. Total advances under the Company's various lines of credit, net of repayments, were lower in the first three quarters of 1996 as compared to the same period in the prior year as a result of improved operating results, the application of proceeds from the issuance of a $6.0 million Fixed
Base Certificate and the $3.0 million Heller mortgage loan, the payment of approximately $7.6 million of fiscal 1996 operating expenses during the 53rd week of fiscal 1995, the receipt of $2.8 million from the filing of certain amended income tax returns and from a reduction of capital and other expenditures related to new store openings.

The Company's 1996 expansion program included the opening of one new 125,000 square foot department store in Reno, Nevada in March 1996 and the relocation of two existing stores in California into larger stores in the Modesto Vintage Faire Mall (an increase from 89,600 square feet to 163,500 square feet - March 1996) and the Fresno Fashion Fair Mall (an increase from 76,700 square feet to 160,000 square feet - April 1996.) The
Company currently has no further plans for expansion during the remainder of fiscal 1996 or during the first half of fiscal 1997.

Seasonality

The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of net sales, gross profit and operating results realized during the second half of each fiscal year, which includes the back-to-school and Christmas selling seasons. In addition, the Company's results of operations and cash flows may also vary from quarter to quarter as a result of, among other things, the timing and level of the Company's sales promotions, weather, fashion trends and the overall health of the economy in the Company's market areas.


PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.                Description

 10.50  Forbearance Agreement dated
        November 18, 1996, by and
        between  Gottschalks Inc. and
        Fleet Capital Corporation.

 10.51  Amended and Restated Series
        1994-1 Supplement to Pooling
        and Servicing Agreement, dated
        October 31, 1996, by and among
        Gottschalks Credit Receivables
        Corporation, Gottschalks Inc.
        and Bankers Trust Company.

 10.52  Series 1996-1 Supplement to
        Pooling and Servicing Agreement
        dated as of November 1, 1996,
        by and among Gottschalks Credit
        Receivables  Corporation,
        Gottschalks Inc. and Bankers
        Trust Company.

 10.53  Promissory Note and Security
        Agreement dated October 2, 1996
        by and between Gottschalks Inc.
        and Heller Financial, Inc.

 10.54  Commitment Letter dated December 5, 1996 by and between
        Gottschalks Inc. and Congress Financial Corporation.

    27  Financial Data Schedule.


(b) The Company did not file Current Reports on Form 8-K during the thirteen week period ended November 2, 1996.



                  SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Gottschalks Inc.
                  (Registrant)




 December 17, 1996
                     \s\ Joseph W. Levy
                        (Joseph W. Levy, Chairman
                         and Chief Executive Officer)


 December 17, 1996
                     \s\ Alan A. Weinstein
                        (Alan A. Weinstein,
                         Senior Vice President and
                         Chief Financial Officer)