Form 10-K
period 1997-02-01
GOTTSCHALKS INC
filed 1997-04-15
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee
          Required)

For The Fiscal Year Ended   February 1, 1997

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

The aggregate market value of the voting stock held by
non-affiliates of the Registrant as of March 31, 1997:
Common Stock, $.01 par value:  $40,353,374

On March 31, 1997 the Registrant had outstanding
10,472,915 shares of Common Stock.

Documents Incorporated By Reference: Portions of the
Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 26, 1997, which will be filed pursuant to Regulation
14A, are incorporated by reference into Part III of this Form 10-K.

                    PART I

Item 1.        BUSINESS

GENERAL

     Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of thirty-five "Gottschalks" department stores and twenty-four "Village East" specialty stores located primarily in non-major metropolitan cities throughout California, and in Oregon, Washington and Nevada. Gottschalks and Village East sales totaled $422.2 million for the year ended February 1, 1997 (referred to herein as fiscal 1996), with Gottschalks sales comprising 97.5% and Village East sales comprising 2.5% of total sales.

     Gottschalks department stores typically offer a wide range of brand-name and private-label merchandise, including men's, women's, junior's and children's apparel; cosmetics and accessories; shoes and jewelry;
home furnishings including china, housewares, electronics and small electric appliances; and other consumer goods.
Village East specialty stores offer apparel for larger women. Gottschalks stores are generally anchor tenants of regional shopping malls, with Village East specialty stores generally located in the regional malls in which a Gottschalks department store is located or as a separate department within some of the Company's larger
Gottschalks stores. The Company's stores carry primarily moderately-priced brand-name merchandise, complemented with private-label merchandise and a mix of higher and budget-priced merchandise. Brand-name apparel, cosmetic and accessory lines carried by the Company include Estee
Lauder, Lancome, Dooney & Bourke, Liz Claiborne, Carole
Little, Calvin Klein, Ralph Lauren, Guess, Nautica, Karen
Kane, Tommy Hilfiger, Esprit, Evan Picone, Haggar, Koret and Levi Strauss. Merchandise carried in the Company's home division include brands such as Sony, Mitsubishi, Lenox, Krups, Calphalon, Royal Velvet, KitchenAid and
Samsonite. The Company services all of its stores, including its store locations outside California, from a 420,000 square foot distribution facility centrally located in Madera, California.

     Gottschalks and its predecessor, E. Gottschalk &
Co., have operated continuously for over 92 years since it was founded by Emil Gottschalk in 1904. Since the Company first offered its stock to the public in 1986, it has added twenty-seven of its thirty-five Gottschalks stores, opened twenty of its twenty-four Village East specialty stores and constructed its distribution center.
Gottschalks is currently the largest independent department store chain based in California. (See Part I, Item I, "Business--Store Location and Growth Strategy").

     Gottschalks Inc. also includes the accounts of its
wholly-owned subsidiary, Gottschalks Credit Receivables
Corporation ("GCRC") and Gottschalks Credit Card Master
Trust ("GCC Trust"), (collectively, the "Company"), which
were formed in 1994 in connection with a receivables
securitization program. (See Part II, Item 7,
"Management's Discussion and Analysis of Financial
Condition and Results of Operations--Liquidity and
Capital Resources".)
_____________________

OPERATING STRATEGY

     Merchandising Strategy.  The Company's
merchandising strategy is directed at offering and promoting nationally advertised, brand-name merchandise recognized by its customers for style and value. Brand-name apparel, cosmetic and accessory lines carried by the Company include Estee Lauder, Lancome, Dooney & Bourke,
Liz Claiborne, Carole Little, Calvin Klein, Ralph Lauren,
Guess, Nautica, Karen Kane, Tommy Hilfiger, Esprit, Evan
Picone, Haggar, Koret and Levi Strauss. Merchandise carried in the Company's home division include brands such as Sony, Mitsubishi, Lenox, Krups, Calphalon, Royal
Velvet, KitchenAid and Samsonite. The Company's stores also carry private-label merchandise purchased through Frederick Atkins, Inc., ("Frederick Atkins"), a national association of major retailers which provides its members with group purchasing opportunities. The Company offers a wide selection of fashion apparel, cosmetics and accessories, home furnishings and other merchandise in an extensive range of styles, sizes and colors for all members of the family and home.

     The following table sets forth for the periods indicated a summary of the Company's total sales by division, expressed as a percent of net sales:

                      1996  1995  1994  1993    1992
Softlines:
Cosmetics & Accessories.17.5% 17.2% 16.6% 16.5%   16.2%
Women's Clothing........15.9  15.5  16.1  16.5    17.1
Men's Clothing......... 14.4  14.3  13.9  13.6    13.2
Women's Dresses, Coats
  & Lingerie............ 7.9   7.8   7.9   7.8     8.6
Shoes & Other Leased
  Departments........... 7.8   7.4   7.1   7.4     7.1
Junior's Clothing......  5.5   6.0   6.3   7.0     7.2
Children's Clothing..... 5.3   4.9   4.9   4.9     4.1
Village East...........  2.5   2.6   2.6   2.7     2.8
  Total Softlines...... 76.8  75.7  75.4  76.4    76.3

Hardlines:
Housewares &
  Stationary            10.4  11.0  10.9  10.7    11.0
Domestics & Luggage...   7.9   8.1   8.1   7.1     6.7
Electronics & Furniture  4.9   5.2   5.6   5.8     6.0
  Total Hardlines...... 23.2  24.3  24.6  23.6    23.7
Total Sales..........  100.0%100.0%100.0%100.0%  100.0%



     The Company's merchandising activities are conducted from its corporate offices in Fresno, California by its buying division consisting of an Executive Vice President/General Merchandise Manager, 2
Vice President/General Merchandise Managers, 9 Divisional
Merchandise Managers, 46 buyers and 27 assistant buyers.
The Company also has a merchandise planning and allocation division which works closely with the buying division to develop merchandising plans and to link the Company's merchandising activities with actual performance in its stores. Management believes the experience of its buying division, combined with the Company's long and continuous presence in its primary market areas, enhances its ability to evaluate and respond quickly to emerging fashion trends and changing consumer preferences. One of the Company's most important sources of current information about marketing and emerging fashion trends is derived from its membership in Frederick Atkins.

     The Company's overall merchandising strategy includes the development of monthly, seasonal and annual merchandising plans for each division, department and store. Management monitors sales and gross margin performance and inventory levels against the plan on a daily basis. The merchandising plan is designed to be flexible in order to allow the Company to respond quickly to changing consumer preferences and opportunities presented by individual item performance in the stores.
Management seeks to continuously refine its merchandise mix with the goal of increasing sales of higher gross margin items and increasing inventory turnover. The
Company's buying and merchandise planning and allocation divisions meet frequently with store management to ensure that the Company's merchandising program is executed efficiently at the store level. Management has devoted considerable resources towards enhancing the Company's merchandise-related information systems as a means to more efficiently monitor and execute its merchandising plan. (See Part I, Item I, "Business--Information Systems and Technology.")

     Each of the Company's stores carry substantially the same merchandise, but in different mixes according to individual market demands. Some of the previously described brand-name apparel merchandise may not be currently available in all of the Company's store locations. The mix of merchandise in a particular market may also vary depending on the size of the facility.
Management believes that well-stocked stores and frequent promotional sales contribute significantly to sales volume. In connection with its efforts to increase sales per selling square foot and improve gross margins, the Company has continued to reallocate selling floor space to higher profit margin items and narrow and focus its merchandise assortments. The Company closed its clearance center in 1993 in connection with its cost-savings efforts and now liquidates slow-moving merchandise through certain of its existing stores.

     The Company's membership in Frederick Atkins, a national association of major retailers, provides it with group purchasing opportunities. In fiscal 1996, the Company purchased approximately 5.6% of its merchandise from Frederick Atkins. The Company also purchases merchandise from numerous other suppliers. Excluding purchases from Frederick Atkins, the Company's ten largest suppliers in fiscal 1996 were Estee Lauder, Inc., Levi Strauss & Co., Liz Claiborne, Inc., Cosmair, Inc.
(Lancome), Haggar Apparel, Calvin Klein Cosmetics, Koret of California, All-That-Jazz, Chaps by Ralph Lauren and
Bugle Boy Industries. Purchases from those vendors accounted for approximately 21.0% of the Company's total purchases in fiscal 1996. Management believes that alternative sources of supply are available for each category of merchandise it purchases.

     Promotion Strategy. The Company commits considerable resources to advertising, using a combination of media types which it believes to be most efficient and effective by market area, including newspapers, television, radio, direct mail and catalogs.
The Company is a major purchaser of television advertising time in its primary market areas. The
Company's promotional strategy includes seasonal promotions, promotions directed at selected items and frequent storewide sales events to highlight brand-name merchandise and promotional prices. The Company also conducts a variety of special events including fashion shows, bridal shows and wardrobing seminars in its stores and in the communities in which they are located to convey fashion trends to its customers. The Company receives reimbursement for certain of its promotional activities from certain of its vendors.

     The Company has increased its use of direct marketing techniques to access niche markets by sending mailings to its credit cardholders and, through its computer database, generating specific lists of customers who may be most responsive to specific promotional mailings. The Company has also implemented a telemarketing program, which, through the use of an advanced call management system and the Company's existing credit department personnel, the Company is able to auto-dial potential customers within a selected market area and deliver a personalized message regarding current promotions and events. Management has continued to focus on enhancing its information systems in order to increase the effectiveness of its promotion strategy. (See Part I, Item I, "Business--Private-Label Credit Card" and
"Business--Information Systems and Technology.")

     The Company's stores experience seasonal sales and earnings patterns typical of the retail industry. Peak sales occur during the Christmas selling months of November and December, and to a lesser extent, during the Back-to-School and Easter selling seasons. The Company generally increases its inventory levels and sales staff for these seasons. (See Part II, Item 7, "Management's
Discussion and Analysis of Financial Condition and
Results of Operations--Seasonality").

     Store Location and Growth Strategy. The Company's stores are located primarily in diverse, growing, non-major metropolitan areas. Management believes the Company has a competitive advantage in offering brand-name merchandise and a high level of service to customers in secondary markets in the western United States where there is a strong demand for nationally advertised, brand-name merchandise and fewer competitors offering such merchandise. Some of the Company's stores are located in agricultural areas and cater to mature customers with above average levels of disposable income.
Gottschalks strives to be the "hometown store" in each of the communities it serves.

     The Company generally seeks to open two new stores per year, although more stores may be opened in any given year if it is believed to be financially attractive to the Company. The Company has also continued to invest in the renovation and refixturing of its existing store locations in order to maintain and improve market share in those market areas. The Company sometimes receives reimbursement for certain of its new store construction costs and costs associated with the renovation and refixturing of existing store locations from mall owners and vendors.

     The following table presents selected data regarding the Company's expansion for the fiscal years indicated:


 Stores open at
   year-end:
                     1996        1995        1994        1993         1992

  Gottschalks (1)     35          34          29           27           25

  Village East        24 (2)      26          24           23           22

    TOTAL             59          60          53           50           47

  Gross store
  square footage
  (in thousands)    3,276        2,984       2,425       2,202        2,093


(1) The number of stores does not include the Company's clearance center (opened -1988, closed - 1993).

(2) The Company incorporated two Village East stores into
larger Gottschalks   stores as separate departments
during fiscal 1996, reducing the total number of free-standing Village East stores open to twenty-four as of the end of fiscal 1996. The Company has continued to combine sales generated by these departments with total sales reported for Village East.

     Since the Company's initial public offering in 1986, the Company has constructed or acquired twenty-seven of its thirty-five Gottschalks department stores, including four junior satellite stores of less than 30,000 square feet each. During this period the Company also opened twenty of its twenty-four Village East specialty stores. Gross store square footage added during this period was approximately 2.5 million square feet, resulting in approximately 3.3 million total Company gross square feet. As of the end of fiscal 1996, the Company's operations included thirty-one department stores located in California, two stores in Nevada and one store in each of Oregon and Washington.

     Recent store expansion included the opening of the Company's second Gottschalks store in Nevada in Reno
(March 1996) and the relocation of two pre-existing stores in the Modesto, California Vintage Faire Mall
(March 1996) and Fresno, California Fashion Fair Mall
(April 1996) to larger anchor space in those malls which were previously occupied by a major competitor of the Company. The Company has entered into agreements to open two new stores in the second half of fiscal 1997, to be located in the current Macy's location in Santa Rosa, California and the current K-Mart location in Sonora, California.

     The Company generally seeks prime locations in regional malls as sites for new department stores, and has historically avoided expansion into major metropolitan areas. Although the majority of the Company's department stores are larger than 50,000 gross square feet, during the past several years, the Company has, where the opportunities have been attractive, established four junior satellite stores each with less than 30,000 gross square feet. The Company also seeks to open a Village East specialty store in each mall where a Gottschalks department store is located, except when the Company finds it more profitable to establish a Village
East department within the Gottschalks store, rather than as a separate specialty shop. In selecting new store locations, the Company considers the demographic characteristics of the surrounding area, the lease terms and other factors. The Company does not typically own its properties, although management would consider doing so if ownership were financially attractive. The Company has been able to minimize capital requirements associated with new store openings during the past several years through the negotiation of significant contributions from mall owners or developers of certain of the projects for tenant improvements, construction costs and fixtures and equipment. Such contributions have enhanced the Company's ability to enter into attractive market areas that are consistent with the Company's long-term expansion plans.

     Customer Service. The Company attempts to build customer loyalty by providing a high level of service and by having well-stocked stores. Product seminars and other training programs are frequently conducted in the Company's stores so that sales personnel will be able to provide useful product information to customers. In addition to providing high levels of personal sales assistance, the Company seeks to offer to its customers a conveniently located and attractive shopping environment. In Gottschalks stores, merchandise is displayed and arranged by department, with well-known designer and brand-names prominently displayed.
Departments open onto main aisles, and numerous visual displays are used to maximize the exposure of merchandise to customer traffic. Village East specialty stores promote the image of style and fashion for larger women.
Gottschalks stores also offer a wide assortment of merchandise for petites. The Company generally seeks to locate its stores in regional shopping malls which are centrally located to access a broad customer base.
Thirty of the Company's thirty-five Gottschalks stores, and all but two of its Village East specialty stores, are located in regional shopping malls.

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

     Distribution of Merchandise. The Company's distribution facility, designed and equipped to meet the Company's long-term distribution needs, enhances its ability to quickly respond to changing customers' preferences. Completed in 1989, the Company receives all of its merchandise at its 420,000 square foot distribution center in Madera, California. Currently, most merchandise arriving at the distribution center is inspected, recorded by computer into inventory and tagged with a bar-coded price label. The Company utilizes universal product codes ("UPC") with vendors that have also developed the technology. Merchandise purchased from vendors that have UPC capabilities arrives at the Company's distribution center already tagged with a bar-coded price label that can be translated by the Company's inventory systems, thus is ready for immediate distribution to the stores. The Company also participates in the "VIC's" program which has standardized hangers for apparel merchandise. Merchandise purchased from vendors participating in the VIC's program arrives at the distribution center already on standardized hangers and ready for immediate distribution to stores. The Company generally does not warehouse apparel merchandise, but distributes it to stores promptly. The distribution center is centrally located to serve all of the Company's store locations, including its store locations outside
California. Daily distribution enables the Company to respond quickly to fashion and market trends and ensure merchandise displays and store stockrooms are well stocked.

     As described more fully in Part I, Item I,
"Business--Information Systems and Technology", the
Company is in process of implementing new technology at the distribution center in fiscal 1997 that is expected to reduce certain costs associated with the purchase, handling and distribution of merchandise. Management also expects benefits to be realized in payroll, through the reduction of traditionally labor-intensive tasks, and other overhead costs of the Company as a result of the implementation of such technology.

     Private-Label Credit Card. The Company issues its own credit card, which management believes enhances the Company's ability to generate and retain market acceptance and increase sales and other revenues for the Company. The Company has one of the highest levels of proprietary credit card sales in the retail industry, with credit sales as a percent of total sales of 44.7%, 44.7%, 43.0%, 38.4% and 38.2% in fiscal 1996, 1995, 1994,
1993 and 1992. Service charge revenues associated with the Company's customer credit cards were $10.5 million, $10.9 million, $8.9 million, $8.1 million and $8.6 million in fiscal 1996, 1995, 1994, 1993 and 1992, respectively. The Company had approximately 481,000 active credit accounts as of March 31, 1997 as compared to approximately 461,000 as of March 31, 1996, an increase of 4.3%. As described more fully in Part II,
Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Liquidity and Capital Resources," the Company sold certain of its customer credit card receivables in 1994 in connection with an asset-backed securitization program. The Company has continued to service and administer the receivables pursuant to the securitization program.

     The Company has implemented a variety of credit-related programs which have resulted in enhanced customer service and increased service charge revenues. The
Company has an "Instant Credit" program, through which successful credit applicants receive a discount ranging from 10% to 50% (depending on the results of the Instant
Credit scratch-off card) on the first days' purchases made with the Company's credit card; a "55-Plus" charge account program, which offers additional merchandise and service discounts to customers 55 years of age and older;
and "Gold Card" and "55-Plus Gold Card" programs, which offer special services at a discount for customers who have a net minimum spending history on their charge accounts of $1,000 per year. In fiscal 1997, the Company expects to implement the "Gottschalks Reward Program" which offers an annual rebate certificate for up to 5% of annual credit purchases on the Company's credit card (up to a maximum of $10,000 of annual purchases) which can be applied towards future purchases of merchandise. Prior to the Gottschalks Reward Program, the Company offered a 1% annual rebate certificate to Gold Card and 55-Plus Gold
Card holders. The Company has also launched a credit card reactivation program in an attempt to recapture credit cardholders who have not utilized their credit card for a specified period of time. Management believes holders of the Company's credit card typically buy more merchandise from the Company than other customers.

     The Company's credit management software system has automated substantially all aspects of the Company's credit authorization, collection and billing process, and enhances the Company's ability to provide customer service. The credit management system also enables the Company to access target markets with sophisticated direct marketing techniques. This system, combined with a credit scoring system, enables the Company to process thousands of credit applications daily at a rate of less than three minutes per application. The Company also has an automated advanced call management system through which the Company manages the process of collecting delinquent customer accounts. As described more fully in "Business--Promotion Strategy", the Company is also able to utilize the advanced call management system for telemarketing activities.

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

     The Company offers credit to customers under several payment plans: the "Option Plan", under which the Company bills customers monthly for charges without a minimum purchase requirement; the "Time-Pay Plan", under which customers may make monthly payments for purchases of home furnishings, major appliances and other qualified items of more than $100; and the "Club Plan", under which customers may make monthly payments for purchases of fine china, silver, crystal and collectibles of more than $100. The Company also periodically offers special promotions to its credit card holders through which customers are given the opportunity to obtain discounts on merchandise purchases or purchase merchandise under special deferred billing and deferred interest plans.
Finance charges may be assessed on unpaid balances at an annual percentage rate of up to 21.6%; a late charge fee on delinquent charge accounts may be assessed at a rate of up to $15 per late payment occurance. Such charges may vary depending on applicable state law.

     Information Systems and Technology. The Company has continued to invest in technology and systems improvements in its efforts to improve customer service and reduce inventory-related costs and operating costs.
The Company's information systems include IBM mainframe technology with capacity sufficient to meet the Company's long-term expansion plans. In addition to the mainframe computer, the Company runs multiple platforms with applications on mid-range, local area network and departmental levels. All of the Company's major information systems are computerized, including its sales, inventory, credit, payroll and financial reporting systems. The Company has installed approximately 1,800 computer terminals throughout its stores, corporate offices and distribution center. Every store processes each sales transaction through point-of-sale ("POS") terminals that connect on-line with the Company's mainframe computer located at its corporate offices in Fresno, California. This system provides detailed reports on a real-time basis of current sales, gross margin and inventory levels by store, department, vendor, class, style, color, and size.

     Management believes the continued enhancement of its merchandise-related systems is essential for merchandise cost and shrinkage control. The Company has an automatic markdown system which has assisted in the more timely and accurate processing of markdowns and reduced inventory shortage resulting from paperwork errors. The Company's price management system has improved the Company's POS price verification capabilities, resulting in fewer POS errors and enhanced customer service. Combined with enhanced physical inventory procedures and improved security systems in the Company's stores, these systems have resulted in the reduction of the Company's inventory shrinkage to 1.1% of net sales in fiscal 1996, from 1.3%, 1.4%, 2.1% and 2.3% fiscal 1995, 1994, 1993 and 1992, respectively.

     Management also believes improved technology is critical for future reductions in costs related to the purchase, handling and distribution of merchandise, traditionally labor-intensive tasks. The Company's merchandise management and allocation ("MMS") system has enhanced the Company's ability to allocate merchandise to stores more efficiently and make prompt reordering and pricing decisions. The MMS system also provides merchandise-related information used by the Company's buying division in its analysis of market trends and specific item performance in stores. The Company has also implemented a variety of programs with its vendors, including an automatic replenishment inventory system for certain basic merchandise and an electronic data interchange ("EDI") system providing for on-line purchase order, invoicing and charge-back entry. Such systems have automated certain processes associated with the purchasing and payment for merchandise.

     Management expects to complete the installation of an enhanced merchandise receiving and distribution system at the Company's distribution center by mid-fiscal 1997.
This new system is expected to enhance the automation of certain processes related to the receipt and distribution of apparel and non-apparel merchandise and enable the Company to deliver merchandise to stores more quickly.
Management believes this new system may improve the Company's ability to sell more merchandise at its original retail price and may result in lower distribution center payroll. The Company is also in process of installing a workflow and imaging system to automate certain aspects of its merchandise and general expense payables system. Management expects this system to reduce certain costs associated with the payment for merchandise.

     Other systems implemented by the Company in its efforts to control its selling, general and administrative costs include the following: (i) a payroll system, which has enhanced the Company's ability to manage payroll-related costs; (ii) an advertising management software system, which enables the Company to measure individual item sales performance derived from a particular advertisement; and (iii) the Company's credit management system, described in Part I, Item I "Business--Private
Label-Credit Card".

     Competition. The Company operates in a highly competitive environment. The Company's stores compete with national, regional, and local chain department and specialty stores, some of which are considerably larger than the Company and have substantially greater financial and other resources. Competition has intensified in recent years as new competitors, including discount retailers and outlet malls, have entered the Company's primary market areas. The trend towards consolidation of competitors within the retail industry has also intensified competition. The Company competes primarily on the basis of current merchandise availability, customer service, price and store location and the availability of services, including credit and product delivery.

     The Company's larger national and regional competitors have the ability to purchase larger quantities of merchandise at lower prices. Management believes its buying practices partially counteract this competitive pressure. Such practices include: (i) the ability to accept smaller or odd-sized orders of merchandise from vendors than its larger competitors may be able to accept; (ii) the ability to structure its merchandise mix to more closely reflect the different regional, local and ethnic needs of its customers; and
(iii) the ability to react quickly and make opportunistic purchases of individual items. The Company's membership in Frederick Atkins also provides it with increased buying power in the marketplace. Management also believes that its knowledge of its primary market areas, developed over more than 92 years of continuous operations, and its focus on those markets as its primary areas of operations, give the Company an advantage that its competitors cannot readily duplicate. Many of the Company's competitors are national chains whose operations are not focused specifically on non-major metropolitan cities in the western United States. One aspect of the Company's strategy is to differentiate itself as a home-town, locally-oriented store versus its more nationally focused competitors.

     Leased Departments. The Company currently leases the fine jewelry, shoe and maternity wear departments, custom drapery, certain of its restaurants, coffee bars and the beauty salons in its Gottschalks department stores. The independent operators supply their own merchandise, sales personnel and advertising and pay the Company a percentage of gross sales as rent. Management believes that while the cost of sales attributable to leased department sales is generally higher than other departments, the relative contribution of leased department sales to earnings is comparable to that of the Company's other departments because the lessee assumes substantially all operating expenses of the department.
This allows the Company to reduce its level of selling, advertising and other general and administrative expenses associated with leased department sales. Leased department sales as a percent of total sales were 7.8%, 7.4%, 7.1%, 7.4% and 7.1% in fiscal 1996, 1995, 1994,
1993 and 1992, respectively. Gross margin applicable to the leased departments was 14.6%, 14.4%, 14.1%, 13.8% and 14.4% in fiscal 1996, 1995, 1994, 1993 and 1992, respectively.

     Employees. As of February 1, 1997, the Company had 5,429 employees, of whom 1,517 were employed part-time (working less than 20 hours a week on a regular basis). The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. None of the Company's employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.

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

Item 2.        PROPERTIES

     Corporate Offices and Distribution Center.  The
Company's corporate headquarters are located in an office building in Northeast Fresno, California, constructed in 1991 by a limited partnership of which the Company is the sole limited partner holding a 36% share of the partnership. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in the year 2011. The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. (See
Note 1 to the Consolidated Financial Statements.) The
Company believes that its current office space is adequate to meet its long-term office space requirements.

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

     Store Leases and Locations. The Company owns six of its thirty-five Gottschalks stores and leases its remaining Gottschalks and Village East stores from unrelated parties. The store leases generally require the Company to pay either a fixed rent, rent based on a percentage of sales, or rent based on a percentage of sales above a specified minimum rent amount. Certain of the Company's leases also provide for rent abatements and scheduled rent increases over the lease terms. The
Company is generally responsible for a pro-rata share of promotion, common area maintenance, property tax and insurance expenses under its store leases. On a comparative store basis, the Company incurred an average of $6.19, $6.29, $6.38, $6.54 and $6.09 per gross square foot in lease expense in fiscal 1996, 1995, 1994, 1993 and 1992, respectively, not including common area maintenance and other allocated expenses. In certain cases, the Company has been able to add gross square feet to certain existing store locations under favorable rental conditions.

     Thirty of the Company's thirty-five Gottschalks stores and all but two of its twenty-four Village East stores are located in regional shopping malls. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

The following table contains specific information about each of the Company's stores open as of the end of fiscal 1996:

                                               Expiration
                     Gross(1)  Selling           Date of
                     Square    Square    Date    Current
                      Feet      Feet    Opened    Lease    Renewal Options
GOTTSCHALKS
Antioch............. 80,000    64,036   1989     N/A (2)       N/A
Aptos............... 11,200     9,362   1988     2004          None
Auburn.............. 40,000    37,245   1995     2005     1 five yr. opt.
Bakersfield:
  East Hills........ 74,900    73,069   1988     2009     6 five yr. opt.
  Valley Plaza...... 69,000    57,195   1987     2017(3)  2 five yr. opt.
Capitola............105,000    89,352   1990     2015     4 five yr. opt.
Carson City, Nevada. 58,000    51,848   1995     2005     2 five yr opt.
Chico............... 85,000    75,934   1988     2017     3 ten yr. opt.
Clovis..............101,400    93,521   1988     2018          None
Eureka.............. 96,900    70,090   1989     N/A (2)       N/A
Fresno:
  Fashion Fair......163,000   120,000   1970     2016(7)  4 five yr opt.
  Fig Garden........ 36,000    32,774   1983     2005          None
  Manchester........175,600   127,243   1979     2009     1 ten yr. opt.
Hanford............. 98,800    75,382   1993     N/A (2)       N/A
Klamath Falls,
  Oregon............ 65,400    53,446   1992     2007     2 ten yr. opt.
Merced.............. 60,000    51,628   1983     2013          None
Modesto:
  Vintage Faire.....161,500   124,100   1977     2007(7)  1 eight yr. opt.
                                                               and
                                                          5 five yr. opt.
  Century Center.... 62,300    58,285   1984     2013     1 ten yr. opt.
                                                               and
                                                          1 four yr. opt.
Oakhurst............ 25,600    21,894   1994     2005     4 five yr. opt.
                                                               and
                                                          1 six yr. opt.
Palmdale............114,900    93,029   1990     N/A (2)       N/A
Palm Springs........ 68,100    57,194   1991     2011     4 five yr. opt.
Reno, Nevada........138,000   110,000   1996     2016     2 ten yr. opt.
Sacramento..........194,400   138,797   1994     2014     5 five yr. opt.
San Bernardino......204,000   147,061   1995     2017     4 five yr. opt.
San Luis Obispo..... 99,300    91,155   1986     N/A (2)       N/A
Santa Maria.........114,000    99,262   1976     2006     4 five yr. opt.
Scotts Valley....... 11,200     9,740   1988     2001     2 five yr. opt.
Stockton............ 90,800    74,952   1987     2009     6 five yr. opt.
Tacoma, Washington..119,300    94,054   1992     2012     4 five yr. opt.
Tracy...............113,000    88,168   1995     2015     4 five yr. opt.
Visalia.............150,000   133,930   1995     2014     3 five yr. opt.
Watsonville......... 75,000    63,449   1995     2006     4 five yr. opt.
Woodland............ 55,300    52,913   1987     2017     2 ten yr. opt.
Yuba City........... 80,000    61,944   1989     N/A(2)        N/A
Redding.............  7,800     5,000   1993     60 days(4)    None

Total Gottschalks
  Square Footage..3,204,700 2,607,052

VILLAGE EAST
Antioch.............  2,100     1,472     1989     1999          None
Bakersfield:
  East Hills........  3,350     2,847     1988     1998          None
  Valley Plaza......  3,700     3,550     1991     2002          None
Capitola............  2,360     2,006     1991     1999          None
Carson City, Nevada.  3,400     2,800     1995     2005          None
Chico...............  2,300     1,920     1988     2000          None
Clovis..............  2,300     1,955     1988     1998          None
Eureka..............  2,820     2,397     1989     2004          None
Fresno:
  Fashion Fair......  1,750     N/A       N/A      N/A (5)       N/A
  Fig Garden........  2,800     2,521     1986     1999          None
  Manchester........  5,950     5,375     1981     2010          None
Hanford.............  2,800     2,480     1993     2008          None
Merced..............  3,350     2,847     1976     1997(6)       None
Modesto:
  Vintage Faire.....  2,900     N/A       N/A      N/A (5)       N/A
  Century Center....  2,730     2,320     1986     2005          None
Palmdale............  2,716     2,309     1990     2000          None
Palm Springs........  2,480     2,108     1991     2001          None
Sacramento..........  2,700     2,470     1994     2004          None
San Luis Obispo.....  2,500     1,472     1987     2011          None
Santa Maria.........  3,000     2,720     1976     2001          None
Stockton............  1,799     1,530     1989     1998          None
Tacoma..............  4,000     3,220     1992     2012          None
Tracy...............  3,428     2,914     1995     2006          None
Visalia.............  3,400     2,880     1975     1999          None
Woodland............  2,022     1,719     1987     1999          None
Yuba City...........  3,200     3,045     1990     2000          None

Total Village East
  Square Footage....71,205    60,877

Total Square
  Footage........3,275,905 2,667,929
__________________________



         (1) Reflects total store square footage, including office space, storage, service and other support space that is not dedicated to direct merchandise sales.

         (2) These stores are Company owned and have been pledged as security for various debt obligations of the Company. (See Note 3 of the Consolidated Financial Statements.)


         (3) This lease was revised and extended during fiscal 1996 in connection with the remodeling and 23,000 square foot expansion of the store, expected to be completed in fiscal 1997.

         (4) This lease is automatically renewed every 60 days. Either party can terminate the lease upon 60 days' notice.

         (5) These Village East store leases were not renewed upon their expiration as the Company incorporated these stores into the nearby Gottschalks store as a separate department during fiscal 1996. The Company does not include these locations in the total number of free-standing Village East stores open as of the end of fiscal 1996. The Company does, however, include sales applicable to these locations in total Village East sales amounts reported.

         (6)        The Company reached an agreement to
                    terminate this lease in August 1997. The original lease expired in the year 2001.

         (7) Represents new leases entered into during fiscal 1996. (See Note 4 to the
                    Consolidated Financial Statements.)


Item 3.        LEGAL PROCEEDINGS

     Not Applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF
SECURITIES HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered in this report.


                    PART II


Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS

     The Company's stock is listed for trading on both the New York Stock Exchange ("NYSE") and the Pacific
Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol
"GOT" during the periods indicated:

                          1996              1995
Fiscal Quarters         High    Low    High      Low

1st Quarter.........   7 3/8    5 5/8   7 7/8    6 3/4
2nd Quarter.........   7 1/4    5 3/4   7 3/8    6 1/2
3rd Quarter.........   6 1/2    5 1/8   8 3/8    6 1/2
4th Quarter.........   7        5 1/8   7        4 3/4


     On March 31, 1997, the Company had 1,014 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The sales price of the Company's common stock as reported by the NYSE on March 31, 1997 was $5.75 per share.

     The Company has not paid a cash dividend since its initial public offering in 1986. The Board of Directors has no present intention to pay cash dividends in the foreseeable future, and will determine whether to declare cash dividends in the future depending on the Company's earnings, financial condition and capital requirements.
In addition, the Company's credit agreement with Congress
Financial Corporation prohibits the Company from paying dividends without prior written consent from that lender.

     There were no sales of unregistered securities by the Company during fiscal 1996.

Item 6.        SELECTED FINANCIAL DATA

     The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 1, 1997, February 3, 1996, January
28, 1995, January 29, 1994 and January 30, 1993 are
referred to herein as fiscal 1996, 1995, 1994, 1993 and 1992, respectively. All fiscal years noted include 52 weeks, except for fiscal 1995 which includes 53 weeks.

     The selected financial data below should be read in conjunction with Part II, Item 7, "Management's
Discussion and Analysis of Financial Condition and
Results of Operations," and the Consolidated Financial
Statements of the Company and related notes included elsewhere herein.


RESULTS OF OPERATIONS:
                       1996       1995      1994      1993      1992
(In thousands, except per share data)

Net sales(1)........... $422,159  $401,041   $363,603  $342,417  $331,133
Service charges and
  other income.........   13,285    11,663      9,659     8,938     9,458
                         435,444   412,704    373,262   351,355   340,591
Costs and expenses:
  Cost of sales(2).....  287,164   278,827    247,423   233,715   226,319
  Selling, general and
    administrative
    expenses(3)........  126,591   123,100    103,571   103,675   105,044
  Depreciation and
    amortization(4)....    6,922     8,092      5,860     5,877     6,408
  Interest expense.....   11,675    11,296     10,238     8,524     6,965
  Unusual items(5).....                         3,833     3,427     7,852
                         432,352   421,315    370,925   355,218   352,588
Income (loss) before
  income tax expense
  (benefit)............    3,092    (8,611)     2,337    (3,863) (11,997)
Income tax expense
  (benefit)............    1,258    (2,972)       821    (1,190)  (4,006)
Net income (loss)...... $  1,834  $ (5,639)  $  1,516  $ (2,673) $(7,991)
Net income (loss)
 per common share...... $    .18  $   (.54)  $    .15  $   (.26) $  (.77)

Weighted-average number
  of common shares
  outstanding..........   10,461    10,416     10,413    10,377   10,410


SELECTED BALANCE SHEET DATA:
                         1996       1995        1994        1993      1992
(In thousands of dollars)

Receivables, net(6)..  $ 22,689    $ 27,467    $ 27,311    $ 21,460   $ 59,508
Merchandise
 inventories(7)......    89,472      87,507      80,678      60,465     58,777
Property and
 equipment, net(8)...    87,370      89,250      93,809      96,396     95,933
Total assets.........   233,193     239,041     233,353     248,330    239,910
Working capital (9)..    70,231      42,904      37,900      32,147     16,827
Long-term obligations,
 less current portion(9) 60,241      34,872      33,672      31,493     14,992
Stockholders' equity.... 80,139      77,917      83,577      82,118     84,529


SELECTED OPERATING DATA:
                           1996      1995      1994      1993      1992
Sales growth:
 Total store sales(10)...  5.3%     10.3%      6.2%      3.4%      5.2%
 Comparable store sales .  1.4%     (3.1%)     3.3%      1.3%     (1.0%)
Average net sales per
 square foot of selling
 space(11):
   Gottschalks...........  $170      $181      $196      $198      $209
   Village East..........   163       161       164       176       218
Gross margin percent:
   Owned sales...........  33.4%     31.8%     33.3%     33.2%     32.7%
   Leased sales..........  14.6%     14.4%     14.1%     13.8%     14.4%
Credit sales as a %
   of total sales........  44.7%     44.7%     43.0%     38.4%     38.2%


SELECTED FINANCIAL DATA:
                         1996      1995      1994      1993      1992
Capital expenditures,
 net of reimbursements.. $ 6,845    $12,773   $ 4,539  $ 5,456    $12,078
Current ratio............ 2.10:1     1.45:1    1.43:1   1.30:1     1.15:1
Inventory turnover
 ratio(12)..............     2.6        2.7       2.9      2.9        2.9
Days credit sales
 in receivables(13).....   132.9      136.8     157.3    170.8      171.4

__________________

(1) Includes net sales from leased departments of $32.8 million, $29.8 million, $26.0 million, $25.3 million and $23.4 million in fiscal 1996, 1995, 1994, 1993 and 1992, respectively. (See
     Part I, Item 1, "Business--Leased Departments.")

(2) Includes cost of sales attributable to leased departments of $28.0 million, $25.5 million, $22.3 million, $21.8 million and $20.1 million in fiscal 1996, 1995, 1994, 1993 and 1992, respectively.  (See Part I, Item 1, "Business--Leased Departments.")

(3) Includes provision for credit losses associated with the Company's private-label credit card of $2.7 million, $2.5 million, $2.1 million, $2.2 million and $2.5 million in fiscal 1996, 1995, 1994, 1993 and 1992, respectively.

(4) Includes the amortization of new store pre-opening costs of $1.3 million, $2.5 million, $438,000, $429,000 and $1.0 million in fiscal
     1996,  1995, 1994, 1993 and 1992, respectively.

(5) See the Company's 1995 Annual Report on Form 10-K and Note 8 to the accompanying Consolidated
     Financial Statements.

(6)   Net receivables does not include receivables sold
      ($46.0 million as of the end of fiscal 1996 and $40.0 million as of the end of both fiscal 1995 and
      1994) or receivables held for securitization and sale ($40.0 million as of the end of fiscal 1993).
      (See Part II, Item 7, "Management's Discussion and
      Analysis of Financial Condition and Results of
      Operations--Liquidity and Capital Resources" for description of receivables securitization program.)

(7) The increase in merchandise inventories is generally attributable to new store openings. (See
      Part I, Item I,"Business--Store Location and Growth
      Strategy", for table of number of stores open at each fiscal year-end.)

(8)   The decreases in property and equipment from fiscal
      1993 through fiscal 1996 is primarily due to various sale and leaseback financings and, in fiscal 1996, to the write-off of assets under terminated capital leases. (See Note 4 to Consolidated Financial Statements.)

(9) The increases in working capital and long-term obligations from fiscal 1995 to 1996 and from fiscal 1992 to 1993 occurred primarily as a result of the classification of certain debt as long-term that was classified as current in the previous year. (See Note 3 to the Consolidated Financial
      Statements for current year discussion.)

(10)  See Part I, Item I, "Business--Store Location and
      Growth Strategy", for table of number of stores open at each fiscal year-end.

(11)  Average net sales per square foot of selling space
      represents net sales for the period divided by the
      number of square feet of selling space in use during the period. Average net sales per square foot is computed only for those stores in operation
      for at least twelve months. "Selling space" has   been determined
      according to standards set by the National Retail Federation.

(12) The inventory turnover ratio excludes certain inventory received at year-end if held for stores opened early in the subsequent fiscal year.

(13) Days credit sales in receivables include receivables sold ($46.0 million as of the end of fiscal 1996 and $40.0 million as of the end of both fiscal 1995 and 1994) and $40.0 million of receivables held for securitization and sale as of the end of fiscal 1993. The Company services and administers the receivables pursuant to the securitization program.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations, expressed as a percent of net sales:


                                      1996         1995         1994
Net sales........................    100.0%       100.0%       100.0%
Service charges and other income.      3.1          2.9          2.6
                                     103.1        102.9        102.6
Costs and expenses:
   Cost of sales.................     68.0         69.5         68.0
   Selling, general and
     administrative expenses.....     30.0         30.7         28.5
   Depreciation and amortization.      1.6          2.0          1.6
   Interest expense..............      2.8          2.8          2.8
   Unusual items.................                                1.1
                                     102.4        105.0        102.0
Income (loss) before income tax
   expense (benefit).............      0.7         (2.1)         0.6

Income tax expense (benefit).....      0.3         (0.7)         0.2

Net income (loss)................      0.4%        (1.4)%        0.4%

Fiscal 1996 Compared to Fiscal 1995

Net Sales

                Net sales increased by $21.2 million to
$422.2 million in fiscal 1996 as compared to $401.0 million in fiscal 1995, an increase of 5.3%. This increase resulted from a 1.4% increase in comparable store sales, combined with additional sales volume generated by new store openings in fiscal 1996 and 1995.
Fiscal 1996 included 52 weeks of sales as compared to 53 weeks of sales in fiscal 1995. Excluding the 53rd week in fiscal 1995, net sales increased by 6.4% in fiscal 1996, with a 2.4% increase in comparable store sales.

                Fiscal 1996 new store openings included one new store in Reno, Nevada, in March 1996 and two larger replacement stores for pre-existing stores in Modesto and Fresno, California, in March and April 1996, respectively. Stores operating in fiscal 1996 not open for the entire year in fiscal 1995 included five new stores located in California in Auburn (February 1995), San Bernardino (April 1995), a larger replacement store for a pre-existing store in Visalia (August 1995), Watsonville (August 1995) and Tracy (October 1995), and one new store opened in Nevada in Carson City (March
1995). The Company has entered into agreements to open two additional stores in fiscal 1997, to be located in Santa Rosa and Sonora, California. While these stores are expected to open in the second half of fiscal 1997, there can be no assurance that such openings will not be delayed subject to a variety of conditions precedent or other factors.

Service Charges and Other Income

                Service charges and other income increased by $1.6 million to $13.3 million in fiscal 1996 as compared to $11.7 million in fiscal 1995, an increase of 13.7%. As a percent of net sales, service charges and other income increased to 3.1% in fiscal 1996 as compared to 2.9% in fiscal 1995.

                Service charges associated with the Company's customer credit cards decreased by $400,000 to $10.5 million in fiscal 1996 as compared to $10.9 million in fiscal 1995, a decrease of 3.7%. Credit sales as a percent of total sales remained unchanged at 44.7% in fiscal 1996 and 1995. The dollar decrease in service charges is primarily due to the more timely payment of customer credit card balances in fiscal 1996 as compared to fiscal 1995. This decrease was partially offset by additional income generated by an increase to the interest rate charged on outstanding customer credit card balances to an annual percentage rate of 21.6% from 19.8% and an increase to the late charge assessed on delinquent credit card balances, both effective in late fiscal 1996.

                Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, increased by $2.1 million to $2.8 million in fiscal 1996 as compared to $726,000 in fiscal 1995.
Other income in fiscal 1996 includes a pre-tax gain of $1.3 million resulting from the termination of two leases and income related to the amortization of a lease incentive (see Note 4 to the Consolidated Financial Statements). Other income in fiscal 1995 was reduced by certain general claim and valuation reserves.


Cost of Sales

                Cost of sales increased by $8.4 million to $287.2 million in fiscal 1996 as compared to $278.8 million in fiscal 1995, an increase of 3.0%. The
Company's gross margin percent increased to 32.0% in fiscal 1996 as compared to 30.5% in fiscal 1995.
Excluding the effect of certain indirect costs related to inventory which are reclassified to cost of sales by the Company for financial reporting purposes, the gross margin percent increased to 36.8% in fiscal 1996 as compared to 35.7% in fiscal 1995. (See Note 1 to the Consolidated Financial Statements.) This increase in gross margin percent is primarily due to increased sales of higher gross margin men's, women's and children's apparel, a higher initial inventory mark-on percentage on certain merchandise (through favorable vendor pricing), and a reduction of seasonal clearance and storewide sale event markdowns as compared to the prior year. The
Company's inventory shrinkage also continued to improve, decreasing to 1.1% of net sales in fiscal 1996 as compared to 1.3% in fiscal 1995. The Company's gross margin percent in fiscal 1995 was negatively impacted by
(i) increased competition resulting from pricing policies of two financially troubled retailers operating in certain of the Company's market areas; (ii) increased markdowns taken in an attempt to improve sales of slow-moving apparel and in connection with a revision in the Company's women's apparel merchandising strategy; and
(iii) increased promotional activity related to new store openings and storewide sale events.

                Management is continuing efforts to improve its gross margin, primarily by maintaining tight controls over inventory levels, shifting inventories into more profitable lines of business based on current selling trends, expanding guaranteed gross margin arrangements with key vendors, and by continuing to focus on the enhancement of its information systems and technology as a means to reduce inventory-related costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $3.5 million to $126.6 million in fiscal
1996 as compared to $123.1 million in fiscal 1995, an increase of 2.8%. As a percent of net sales, selling, general and administrative expenses decreased to 30.0% in fiscal 1996 as compared to 30.7% in fiscal 1995.
Including the effect of certain indirect costs related to inventory which are reclassified to cost of sales, selling, general and administrative costs as a percent of net sales decreased to 34.7% in fiscal 1996 as compared to 35.7% in fiscal 1995. (See Note 1 to the Consolidated
Financial Statements.) This decrease as a percent of net sales is primarily due to the increase in sales volume.
The Company's sales increased at a faster rate than its selling, general and administrative expenses in fiscal
1996, primarily due to ongoing Company-wide expense control measures.

Depreciation and Amortization

     Depreciation and amortization, which includes the amortization of new store pre-opening costs, decreased by $1.2 million to $6.9 million in fiscal 1996 as compared to $8.1 million in fiscal 1995, a decrease of 14.8%. The amortization of new store pre-opening costs decreased by $1.2 million to $1.3 million in fiscal 1996 as compared to $2.5 million in fiscal 1995 as a result of fewer new store openings during the period. Excluding the amortization of new store pre-opening costs, depreciation and amortization as a percent of net sales remained unchanged at 1.5% in fiscal 1996 and 1995. Higher depreciation expense (in dollars) related to capital expenditures for new stores was fully offset by lower depreciation expense resulting from sale and leaseback arrangements completed in fiscal 1996 and 1995, including that of the Company's department store in Capitola, California, and by the termination of two capital leases in fiscal 1996. (See Note 4 to the Consolidated Financial
Statements).

Interest Expense

     Interest expense increased by $400,000 to $11.7 million in fiscal 1996 as compared to $11.3 million in fiscal 1995, an increase of 3.5%. Due to the increase in sales volume, interest expense as a percent of net sales remained unchanged at 2.8% in fiscal 1996 and 1995. The increase (in dollars) resulted primarily from additional long-term financing arrangements entered into late in fiscal 1995 and in fiscal 1996 and higher interest costs associated with the Company's former line of credit facility with Fleet Capital Corporation ("Fleet"). These increases were partially offset by a decrease in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit
(8.62% in fiscal 1996 as compared to 8.75% in fiscal
1995), which resulted from (i) a decrease in LIBOR during the period; (ii) a higher percentage of borrowings outstanding under more cost-effective financing arrangements, including the line of credit with Bank
Hapoalim and the securitization program; and (iii) a lower interest rate applicable to the new line of credit agreement with Congress Financial Corporation
("Congress"), entered into in December 1996, which replaced the Fleet facility. Assuming relatively stable
LIBOR rates in fiscal 1997, management expects interest expense to be lower in fiscal 1997 as compared to fiscal
1996 as a result of the new line of credit agreement with Congress. (See "Liquidity and Capital Resources.")

Income Taxes

     The Company's effective tax rate was 40.7% in fiscal 1996 as compared to an effective tax benefit of (34.5%) in fiscal 1995. (See Note 5 to the Consolidated
Financial Statements.)

Net Income (Loss)

     As a result of the foregoing, the Company's net income increased by $7.5 million to net income of $1.8 million in fiscal 1996 as compared to a net loss of ($5.6) million in fiscal 1995. On a per share basis, net income increased by $.72 per share to net income of $.18 per share in fiscal 1996 as compared to a net loss of ($.54) per share in fiscal 1995.

Fiscal 1995 Compared to Fiscal 1994

Net Sales

     Net sales increased by $37.4 million to $401.0 million in fiscal 1995 as compared to $363.6 million in fiscal 1994, an increase of 10.3%. This increase resulted from sales generated by the opening of the previously described six new Gottschalks stores during fiscal 1995 and two new stores not open for the entire year in fiscal
1994, and was partially offset by a 3.1% decrease in comparable store sales in fiscal 1995 as compared to fiscal 1994. As described more fully in "Cost of Sales" below, fiscal 1995 comparable store sales were negatively impacted by unusual weather variances and temporary competitive pressures in certain of the Company's market areas during the period. Stores operating in fiscal 1995 not open for the entire year in fiscal 1994 include
Oakhurst (October 1994) and Sacramento, California
(November 1994).

Service Charges and Other Income

     Service charges and other income increased by $2.0 million to $11.7 million in fiscal 1995 as compared to $9.7 million in fiscal 1994, an increase of 20.6%. As a percent of net sales, service charges and other income increased to 2.9% in fiscal 1995 as compared to 2.6% in fiscal 1994.

     Service charges associated with the Company's customer credit cards increased by $2.0 million to $10.9 million in fiscal 1995 as compared to $8.9 million in fiscal 1994. This increase is primarily due to an increase in the late charge fee assessed on delinquent customer accounts, effective January 1995, which resulted in a $1.2 million increase in late charge fees. In addition, credit sales as a percent of total sales increased to 44.7% in fiscal 1995 as compared to 43.0% in fiscal 1994, primarily due to the success of a variety of new credit-related programs first implemented by the Company in fiscal 1994 and 1993, in addition to increased marketing efforts aimed at the Company's credit cardholders and credit solicitation activities resulting in a higher percentage of new credit card accounts opened in connection with new store openings. (See Part I, Item
I, Business--Private-Label Credit Card.)

     Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, was $726,000 in fiscal 1995 as compared to $755,000 in fiscal 1994.

Cost of Sales

     Cost of sales increased by $31.4 million to $278.8 million in fiscal 1995 as compared to $247.4 million in fiscal 1994, an increase of 12.7%. The Company's gross margin percent decreased to 30.5% in fiscal 1995 as compared to 32.0% in fiscal 1994. Excluding the effect of certain indirect costs related to inventory which are reclassified to cost of sales, the gross margin percent decreased to 35.7% in fiscal 1995 as compared to 37.3% in fiscal 1994. (See Note 1 to the Consolidated Financial
Statements.) The Company's gross margin percent in fiscal
1995 was negatively impacted by (i) increased competition resulting from pricing policies of two financially troubled retailers operating in certain of the Company's market areas; (ii) increased markdowns taken in an attempt to improve sales of slow-moving apparel and in connection with a revision in the Company's women's apparel merchandising strategy; and (iii) increased promotional activity related to new store openings and storewide sale events. The Company's inventory shrinkage was 1.3% of net sales in fiscal 1995 as compared to 1.4% in fiscal 1994, partially offsetting the negative impact of higher markdowns on the Company's gross margin.

     The Company's 1994 gross margin percent was favorably impacted by the year-end LIFO inventory valuation adjustment, which resulted in an increase in gross margin of $3.2 million. The Company's LIFO inventory reserve was eliminated as a result of the fiscal 1994 adjustment and no similar benefit was recognized in fiscal 1995 or 1996. (See Note 1 to the Consolidated Financial Statements). Excluding the effect of the LIFO adjustment, the Company's gross margin percent was 31.1% in fiscal 1994. To a lesser extent, the Company's fiscal 1994 gross margin percent was also favorably impacted by a reduction of inventory shrinkage to 1.4% of net sales in fiscal 1994 as compared to 2.1% in fiscal 1993, primarily due to improved inventory-related controls.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $19.5 million to $123.1 million in fiscal
1995 as compared to $103.6 million in fiscal 1994, an increase of 18.8%. As a percent of net sales, selling, general and administrative expenses increased to 30.7% in fiscal 1995 as compared to 28.5% in fiscal 1994.
Including the effect of certain indirect costs related to inventory which are reclassified to cost of sales, selling, general and administrative costs as a percent of net sales increased to 35.7% in fiscal 1995 as compared to 33.7% in fiscal 1994. (See Note 1 to the Consolidated
Financial Statements.) This increase as a percent of net sales is due to lower than expected sales volume, in addition to higher payroll, advertising and other selling, general and administrative costs associated with certain of the Company's new stores opened during the year. Certain store operating costs as a percent of net sales are generally higher for new stores and decline as the stores mature over a two to three year period. The
Company also experienced an increase in building and equipment rental expense as a result of sale and leaseback financings, including that of the Company's department store in Capitola, California, completed during the period. (See Note 4 to the Condensed Financial
Statements.) The higher rental expense was partially offset by lower depreciation and amortization expense as a result of such sales.

     In fiscal 1994, the Company realized the benefit of reductions to required workers' compensation claim reserves resulting from favorable experience adjustments and revisions to applicable workers' compensation laws.
Excluding the effect of such experience adjustments, selling, general and administrative expenses were 29.1% of net sales in fiscal 1994. The Company revised its workers' compensation program in early fiscal 1995, substantially eliminating the potential for future significant favorable or unfavorable experience adjustments.

Depreciation and Amortization

     Depreciation and amortization, which includes the amortization of new store pre-opening costs, increased by $2.2 million to $8.1 million in fiscal 1995 as compared to $5.9 million in fiscal 1994, an increase of 37.3%. The amortization of new store pre-opening costs increased by $2.1 million to $2.5 million in fiscal 1995 as compared to $438,000 in fiscal 1994 as a result of completing and opening two new stores in fiscal 1994 and six new stores
(including one replacement store) in fiscal 1995.
Excluding the amortization of new store pre-opening costs, depreciation and amortization as a percent of net sales decreased to 1.4% in fiscal 1995 as compared to 1.5% in fiscal 1994. This decrease is primarily due to lower depreciation expense resulting from sale and leaseback arrangements completed in fiscal 1995 and 1994, including that of the Company's department store in Capitola, California, and was partially offset by additional depreciation expense resulting from capital expenditures, net of reimbursements received for certain of those expenditures, for new stores opened during the year. (See Note 4 to the Consolidated Financial
Statements.)

Interest Expense

     Interest expense increased by $1.1 million to $11.3 million in fiscal 1995 as compared to $10.2 million in fiscal 1994, an increase of 10.8%. Due to the increase in sales volume, interest expense as a percent of net sales remained unchanged at 2.8% in fiscal 1995 and 1994.
The increase (in dollars) resulted from an increase in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit
(8.75% in fiscal 1995 as compared to 7.13% in fiscal
1994); higher average outstanding borrowings under those lines of credit to fund increased inventory purchases and other costs associated with new stores and operating losses during the year; and interest expense associated with additional long-term borrowings entered into during the period. These increases were partially offset by the application of proceeds from mortgage financings and sale and leaseback arrangements entered into during the period. (See "Liquidity and Capital Resources".)

Provision for Unusual Items

     The provision for unusual items in fiscal 1994, totaling $3.8 million, includes a provision of $3.5 million representing costs incurred in connection with an agreement reached to settle the stockholder litigation previously pending against the Company and related legal fees and other costs. The Company paid all amounts due in connection with the settlement agreement in February
1995. No additional costs in excess of such amounts previously accrued were incurred by the Company. (See
Note 8 to the Consolidated Financial Statements.)

Income Taxes

     The Company's effective tax benefit was (34.5%) in fiscal 1995 as compared to an effective tax rate of 35.1% in fiscal 1994. (See Note 5 to the Consolidated
Financial Statements.)

Net Income (Loss)

     As a result of the foregoing, the Company realized a net loss of ($5.6) million in fiscal 1995 as compared to net income of $1.5 million in fiscal 1994. On a per share basis, the net loss was ($.54) per share in fiscal
1996 as compared to net income of $.15 per share in fiscal 1994.

Liquidity and Capital Resources

     Sources of Liquidity. As described more fully below, the Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its revolving lines of credit and its securitization program. The Company's liquidity improved as compared to the prior year as a result of improved operating results and its new revolving line of credit agreement.

     Revolving Lines of Credit. On December 20, 1996, the Company entered into a new three-and-one-quarter year revolving line of credit arrangement with Congress
Financial Corporation ("Congress"). The new line of credit with Congress replaced the Company's former line of credit agreement with Fleet Capital Corporation
("Fleet") and provides the Company with an $80.0 million working capital facility through March 30, 2000.
Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately LIBOR plus 2.5% (8.28% at February 1, 1997), with the potential to reduce the interest rate by 1/4% each year, up to a maximum possible reduction of 1/2% beginning in fiscal 1998, if specified pre-tax income levels are attained by the Company.
Initial proceeds from the arrangement were used to repay all outstanding borrowings under the line of credit with Fleet. The maximum amount available for borrowings under the line of credit with Congress was $51.9 million as of February 1, 1997, of which $31.3 million was outstanding as of that date. Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of February 1, 1997.

     The Company's former facility with Fleet provided the Company with a $66.0 million working capital facility, limited to a restrictive borrowing base equal to 50% of eligible merchandise inventories, increasing to 60% during certain periods for increased seasonal requirements. Interest on outstanding borrowings under the Fleet facility was charged at a rate of LIBOR plus
3.75%, and the arrangement contained numerous restrictive financial covenants. Management believes the Company's improved operating results enabled the Company to obtain the more favorable financing arrangement with Congress, which provides the Company with increased borrowing capacity at a lower interest rate, and greater flexibility due to the elimination of all but one restrictive financial covenant.

     In addition to the Congress facility, the Company also has a revolving line of credit with Bank Hapoalim that provides for additional borrowings of up to $15.0 million through March 1999. The Company's borrowing capacity under the line of credit with Bank Hapoalim is limited to a percentage of the outstanding balance of receivables collateralizing the line, and is therefore subject to seasonal variations that may affect the outstanding balance of such receivables. Interest on outstanding borrowings under the line of credit is charged at a rate equal to LIBOR plus 1.0% (6.44% at February 1, 1997). At February 1, 1997, $7.6 million was outstanding under the line of credit with Bank Hapoalim, which was the maximum amount available for borrowings as of that date. As described more fully in the "Cash Flows from Securitization Program" portion of this section, the issuance of an additional $6.0 million Fixed Base
Certificate in fiscal 1996 reduced the level of receivables available to collateralize the Variable Base
Certificate, and thus has reduced the Company's borrowing capacity under the facility in the near-term.

     Other Financings. As described more fully in Note
3 to the Consolidated Financial Statements, the Company has four fifteen-year mortgage loans with Midland
Commercial Funding ("Midland") with outstanding balances totaling $19.7 million at February 1, 1997. The Midland loans, due 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities as of February 1, 1997: (i) a 10.45% mortgage loan payable with Heller Financial, Inc.
("Heller") due 2002, with an outstanding loan balance of $4.8 million; an additional mortgage loan payable for $6.0 million with Heller, due March 2004, bearing interest at a fixed rate of 9.97%; (iii) two five-year
10.0% notes payable to Federated Department Stores, Inc., due 2001, with outstanding balances totaling $2.4 million; and (iv) other long-term obligations with outstanding balances totaling $2.1 million. All of the Company-owned stores have either been mortgaged or sold and leased back to the Company, leaving the Company with limited capacity for future additional long-term secured borrowing.

     Cash Flows From Securitization Program. The
Company's receivables securitization program provides the Company with an additional source of working capital financing that is generally more cost-effective than traditional debt financing. Accordingly, the Company continually seeks to divert as large a percentage of total borrowings as possible to its securitization program.

     As described more fully in Note 2 to the Consolidated Financial Statements, $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card
Certificates were issued in 1994 under the receivables securitization program (the "1994 Fixed Base
Certificates"). On October 31, 1996, an additional $6.0 million principal amount 6.79% Fixed Base Certificate
(the "1996 Fixed Base Certificate") was issued under the program. Proceeds from the issuance of the 1996 Fixed
Base Certificate were used to reduce outstanding borrowings under the line of credit with Bank Hapoalim and pay certain costs associated with the transaction.
Interest on the 1994 and 1996 Fixed Base Certificates
(collectively the "Fixed Base Certificates") is earned by the certificate holders on a monthly basis and is paid through finance charges collected under the program. The outstanding principal balance of the certificates are to be repaid in equal monthly installments commencing
September 1998 through September 1999, through the application of credit card receivable principal collections during that period. The issuances of the Fixed Base Certificates have been accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying those certificates and the corresponding debt obligations have been excluded from the accompanying financial statements.

     In 1994, a Variable Base Class A-2 Credit Card
Certificate ("Variable Base Certificate") in the principal amount of up to $15.0 million was also issued to Bank Hapoalim as collateral for the previously described revolving line of credit financing arrangement with that bank. In addition to the Fixed and Variable
Base Certificates, additional series of certificates may be issued as a source of additional working capital financing to the Company. Management does not currently anticipate any additional certificate issuances in fiscal
1997.

     Management believes the previously described sources of liquidity are adequate to meet the Company's working capital, capital expenditure and debt service requirements for fiscal 1997. Management also believes it has sufficient sources of liquidity for its long-term growth plans at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

     Additional Cash Flow and Working Capital Analysis.

     Working capital increased by $27.3 million to $70.2 million in fiscal 1996 as compared to $42.9 million in fiscal 1995. The Company's ratio of current assets to current liabilities increased to 2.10:1 as of the end of fiscal 1996 as compared to 1.45:1 as of the end of fiscal
1995. The increases from fiscal 1995 to 1996 are primarily due to the reclassification of $25.0 million of outstanding borrowings under the line of credit with Congress to long-term in the accompanying financial statements.

     Cash flows from operating activities consist primarily of net income (loss) adjusted for certain non-cash income and expense items, including, but not limited to, depreciation and amortization, the provision for uncollectible accounts and changes in deferred taxes. Net cash provided by operating activities was $8.7 million in fiscal 1996 as compared to net cash used in operating activities of ($18.8) million in fiscal 1995. The increase in cash provided by operating activities is primarily due to (i) improved operating results; (ii) the payment of approximately $7.6 million of operating expenses related to fiscal 1996 during the 53rd week of fiscal 1995 as a result of the fiscal 1995 calendar shift; (iii) the receipt of $3.4 million in connection with the filing of certain amended income tax returns; and (iv) lower costs associated with new store openings. These increases were partially offset by cash used to fund an increase in merchandise inventories, resulting from the earlier receipt of certain spring merchandise in fiscal 1996 as compared to fiscal 1995, a decrease in trade accounts payable and cash paid to settle previously pending litigation (see Note 8 to the Consolidated Financial Statements.)

     Net cash used in investing activities was ($4.7) million in fiscal 1996 as compared to ($1.1) million in fiscal 1995. Net cash used in investing activities in each of those years consisted primarily of expenditures for tenant improvements, construction costs and furniture, fixtures and equipment associated with new and certain existing store locations, less reimbursements received for certain of those expenditures. Such expenditures were partially offset by proceeds from various sale and sale/leaseback arrangements during those periods.

     Net cash used in financing activities was ($4.3) million in fiscal 1996 as compared to net cash provided by financing activities of $21.8 million in fiscal 1995.
Proceeds from financing arrangements finalized during fiscal 1996, including the $6.0 million received from the issuance of the 1996 Fixed Base Certificate and the combined total of $5.6 million received from the previously described Heller and Federated loans, were more than fully offset by principal payments made on various short-term and long-term obligations during the year. Increased cash flows from operating activities enabled the Company to reduce net borrowings under its lines of credit during the year. Net cash provided by financing activities of $21.8 million in fiscal 1995 consisted primarily of net borrowings under the Company's lines of credit. The $20.0 million provided by the Midland financing was fully applied against previously outstanding obligations.

     The Company has entered into agreements to open two new department stores in fiscal 1997, to be located in the current Macy's location in Santa Rosa, California and the current K-Mart location in Sonora, California.
The Company has also commenced the remodel and 23,000 square foot expansion of its existing store located in the Valley Plaza Mall in Bakersfield, California. The estimated cost to complete these projects, consisting primarily of tenant improvements, fixtures and equipment, net of amounts to be contributed by a mall owner, is $8.7 million. Management expects to complete these projects during the second half of fiscal 1997, however, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

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

Seasonality

     The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of net sales, gross profit and operating results realized during the Christmas selling months of November and December of each year, and to a lesser extent, during the Easter and Back-to-School selling seasons. The Company's results may also vary from quarter to quarter as a result of, among other things, the timing and level of the Company's sales promotions, weather, fashion trends and the overall health of the economy, both nationally and in the Company's market areas.
Working capital requirements also fluctuate during the year, increasing substantially prior to the Christmas selling season when the Company must carry significantly higher inventory levels.

     The following table sets forth unaudited quarterly results of operations for fiscal 1996 and 1995 (in thousands, except per share data). (See Note 10 to the Consolidated Financial Statements.)


                                       1996
Quarter Ended          May 4    August 3    November 2   February 1

Net sales             $85,560    $95,675      $95,675     $145,249
Gross profit           26,830     30,392       30,719       47,054
Income (loss) before
  income tax expense
  (benefit)            (2,099)    (1,245)      (2,430)       8,866
Net income (loss)      (1,322)    (  785)      (1,530)       5,471
Net income (loss)
  per common share       (.13)      (.07)        (.15)         .52


                                     1995
Quarter ended         April 29    July 29    October 28   February 3

Net sales             $77,934     $91,884     $86,066     $145,157
Gross profit           22,553      27,490      27,432       44,739
Income (loss) before
 income tax expense
 (benefit)             (5,100)     (3,155)     (5,101)       4,745
Net income (loss)      (3,162)     (1,955)     (3,164)       2,642
Income (loss) per
 common share            (.30)       (.19)       (.30)         .25



Recently Issued Accounting Standards

     In addition to the recently issued accounting standards described in Note 1 to the Consolidated
Financial Statements, the Financial Accounting Standards
Board recently issued Statement of Accounting Standards
No. 128, "Earnings Per Share" which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share and changes the method in which earnings per share is determined.
Adoption of this statement by the Company is not expected to have a material impact on earnings per share.

Safe Harbor Statement

     The preceding sections including Part I, Item I,
"Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of Section 27A of the Securities
Exchange Act of 1933 and Section 21E of the Securities
Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company, and such forward-looking statements can be identified by words including, but not limited to:
believes, anticipates, expects, intends and seeks.

     The forward-looking statements are qualified by
important factors that could cause actual results to
differ materially from those in those identified in such
forward-looking statements, including, without
limitation, the following: (i) the ability of the Company
to guage fashion trends and preferences of its customers;
(ii) the level of demand for the merchandise offered by
the Company; (iii) the ability of the Company to locate
and obtain favorable store sites, negotiate acceptable
lease terms, and hire and train employees; (iv) the
ability of management to manage the planned expansion;
(v) the continued ability to obtain adequate credit from
factors and vendors and the timely availability of
branded and other merchandise; (vi) the effect of
economic conditions, both nationally and in the Company's
specific market areas; (vii) the effect of severe weather
or natural disasters; and (viii) the effect of
competitive pressures from other retailers. Results
actually achieved thus may differ materially from
expected results in these statements as a result of the
foregoing factors or other factors affecting the Company.
_________________________________


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


                  PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF
               THE COMPANY

     The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders'
Meeting scheduled to be held on June 26, 1997, to be filed pursuant to Regulation 14A.

     The following table lists the executive officers of the Company:


Name                   Age(1)         Position
Joseph W. Levy         65             Chairman and
                                      Chief Executive
                                      Officer

James R. Famalette     44             President and
                                      Chief Operating
                                      Officer

Gary L. Gladding       57             Executive Vice
                                      President/General
                                      Merchandise
                                      Manager

Alan A. Weinstein      52             Senior Vice
                                      President and
                                      Chief Financial
                                      Officer

Michael J. Schmidt     55             Senior Vice
                                      President/
                                      Director of Stores
__________________________


(1) As of March 31, 1997

     Joseph W. Levy became Chairman and Chief Executive
Officer of the Company's predecessor and former subsidiary, E. Gottschalk & Co., Inc. ("E. Gottschalk") in April 1982 and of the Company in March 1986. Mr. Levy was Executive Vice President from 1972 to April 1982 and first joined E. Gottschalk in 1956. He also serves on the Board of Directors of the National Retail Federation, the
Executive Committee of Frederick Atkins, Inc, and the
Board of Directors of Air 21, a regional airline based in Fresno, California, which filed for protection under federal bankruptcy laws in January 1997 and is currently being liquidated. Mr. Levy was formerly Chairman of the California Transportation Commission, a former member of the Board of Directors of Community Hospitals of Central
California, and has also served on numerous other state and local commissions and public service agencies.

     James R. Famalette became the President and Chief
Operating Officer of the Company on April 14, 1997. Prior to joining the Company, Mr. Famalette was President and Chief Executive Officer of Liberty House, a department and specialty store chain based in Honolulu, Hawaii, from March 1993 through April 1997, and served in a variety of other positions with Liberty House from 1987 through 1993, including Vice President, Stores and Vice
President, General Merchandise Manager. From 1982 through 1987, he served as Vice President, General
Merchandise Manager and later President of Village
Fashions/Cameo Stores in Philadelphia, Pennsylvania, and from 1975 to 1982 served as a Divisional Merchandise
Manager for Colonies, a specialty store chain, based in Allentown, Pennsylvania. Mr. Famalette serves on the
Board of Directors of the National Retail Federation and
Frederick Atkins.

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

     Alan A. Weinstein became Senior Vice President and
Chief Financial Officer of the Company in June 1993.
Prior to joining the Company, Mr. Weinstein, a Certified
Public Accountant, was the Chief Financial Officer of The
Wet Seal, Inc. based in Irvine, California for three years. From 1987 to 1989 he was Vice President and Chief
Financial Officer of Wildlife Enterprises, Inc. Aside from his position with The Wet Seal, he has served general and specialty retailers in California, New York and Texas for over twenty-five years. Mr. Weinstein serves on the Board of Directors of the American Heart
Association of Fresno and Combined Health Appeal and is a member of the Fig Garden Rotary in Fresno and of the Community Relations Action Committee of the Central
California Blood Center.

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

Item 11.       EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders'
Meeting scheduled to be held on June 26, 1997, to be filed pursuant to Regulation 14A.

Item 12.       SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders'
Meeting scheduled to be held on June 26, 1997, to be filed pursuant to Regulation 14A.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement with respect to the Annual Stockholders'
Meeting scheduled to be held on June 26, 1997, to be filed pursuant to Regulation 14A.

                    PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT
               SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Gottschalks Inc. and Subsidiaries are included in Item 8:

     Consolidated balance sheets -- February 1, 1997
     and February 3, 1996

     Consolidated statements of operations -- Fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995

     Consolidated statements of stockholders' equity --
     Fiscal years ended February 1, 1997, February
     3, 1996 and January 28, 1995

     Consolidated statements of cash flows -- Fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995

     Notes to consolidated financial statements --
     Three years ended February 1, 1997

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

3.2            By-Laws of the Registrant, as amended.(10)

10.1           Agreement of Limited Partnership dated March 16,
               1990, by and between River Park Properties I and
               Gottschalks Inc. relating to the Company's corporate headquarters.(2)

10.2 1986 Employee Nonqualified Stock Option Plan with form of stock option agreement thereunder.(3)(4)

10.3           Gottschalks Inc. Retirement Savings Plan.(3)(16)

10.4 Participation Agreement dated as of December 1, 1988 among Gottschalks Inc., General Foods Credit Investors No. 2 Corporation and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Stockton and Bakersfield Gottschalks department stores and the Madera distribution facility.(1)

10.5 Lease Agreement dated December 1, 1988 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of department stores in Stockton and Bakersfield, California and the Madera distribution facility.(1)

10.6 Ground Lease dated December 1, 1988 by and between Gottschalks Inc., and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Bakersfield department store.(1)

10.7 Memorandum of Lease and Lease Supplement dated July 1, 1989 by and between Manufactures Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Stockton department store.(1)

10.8           Ground Lease dated August 17, 1989 by and between
               Gottschalks Inc. and Manufacturers Hanover Trust
               Company of California relating to the sale-leaseback of the Madera distribution facility.(1)

10.9 Lease Supplement dated as of August 17, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Madera distribution facility.(1)

10.10 Tax Indemnification Agreement dated as of August 1, 1989 by and between Gottschalks Inc. and General Foods Credit Investors No. 2 Corporation relating to the sale-leaseback of the Stockton and Bakersfield department stores and the Madera distribution facility.(1)

10.11 Lease Agreement dated as of March 16, 1990 by and between Gottschalks Inc. and River Park
               Properties I relating to the Company's corporate headquarters.(5)

10.12          Receivables Purchase Agreement dated as of March
               30, 1994 by and between Gottschalks Credit
               Receivables Corporation and Gottschalks Inc.(6)

10.13          Pooling and Servicing Agreement dated as of March
               30, 1994 by and among Gottschalks Credit
               Receivables Corporation, Gottschalks Inc. and
               Bankers Trust Company. (6)

10.14          Amendment No. 1 to Pooling and Servicing
               Agreement dated as of September 16, 1994 by and among Gottschalks Credit Receivables Corporation,
               Gottschalks Inc. and Bankers Trust Company.(7)

10.15 Amended and Restated Series 1994-1 Supplement to Pooling and Servicing Agreement dated as of September 16, 1994, by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company.(7)

10.16 Waiver Agreement dated November 23, 1994, by and among Gottschalks Credit Receivables Corporation,
               Gottschalks Inc. and Bankers Trust Company.(7)

10.17 Consulting Agreement dated June 1, 1994 by and between Gottschalks Inc. and Gerald H.
               Blum.(4)(8)

10.18 Form of Severance Agreement dated March 31, 1995 by and between Gottschalks Inc. and the following senior executives of the Company: Joseph W. Levy, Stephen J. Furst, Gary L. Gladding, Michael J. Schmidt and Alan A. Weinstein.(4)(10)

10.19          1994 Key Employee Incentive Stock Option
               Plan.(4)(9)

10.20          1994 Director Nonqualified Stock Option
               Plan.(4)(9)

10.21          1994 Executive Bonus Plan.(4)(10)

10.22          Promissory Note and Security Agreement dated
               December 16, 1994 by and between Gottschalks Inc.
               and Heller Financial, Inc.(10)

10.23 Agreement of Sale dated June 27, 1995, by and between Gottschalks Inc. and Jack Baskin relating to the sale and leaseback of the Capitola, California property.(11)

10.24 Lease and Agreement dated June 27, 1995, by and between Jack Baskin and Gottschalks Inc. relating to the sale and leaseback of the Capitola, California property.(11)

10.25          Promissory Notes and Security Agreements dated
               October 4, 1995 and October 10, 1995 by and between Gottschalks Inc. and Midland Commercial
               Funding.(12)

10.26 Waiver Agreement dated April 22, 1996 by and between Gottschalks Inc. and Heller Financial,
               Inc.(13)

10.27 Amended and Restated Series 1994-1 Supplement to Pooling and Servicing Agreement, dated October 31, 1996, by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company.(14)

10.28 Series 1996-1 Supplement to Pooling and Servicing Agreement dated as of November 1, 1996, by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company.(14)

10.29          Promissory Note and Security Agreement dated
               October 2, 1996, by and between Gottschalks Inc.
               and Heller Financial, Inc.(14)

10.30          Promissory Notes dated March 28, 1996 and
               September 11, 1996, by and between Gottschalks
               Inc. and Broadway Stores, Inc., a wholly-owned division of Federated Department Stores, Inc.(16)

10.31          Loan and Security Agreement dated December 29,
               1996, by and between Gottschalks Inc. and Congress Financial Corporation. (15)

10.32 Employment Agreement dated March 14, 1997 by and between Gottschalks Inc. and James R.
               Famalette.(4)(15)

21.            Subsidiaries of the Registrant.(10)

23.            Consent of Deloitte & Touche LLP.(15)

27.            Financial Data Schedule.(15)

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

(10) Filed as an exhibit to the Annual Report on Form
     10-K for the year ended January 28, 1995 (File
     No. 1-09100), and incorporated herein by reference.

(11) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended July 29, 1995
     (File No. 1-09100), and incorporated herein by reference.

(12) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended October 28, 1995
     (File No. 1-09100), and incorporated herein by reference.

(13) Filed as an exhibit to the Annual Report on Form
     10-K for the year ended February 3, 1996 (File
     No. 1-09100), and incorporated herein by reference.

(14) Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended November 2, 1997
     (File No. 1-09100), and incorporated herein by reference.

(15) Filed herein as an exhibit to this Annual Report on Form 10-K for the year ended February 1, 1997
     (File No. 1-09100).

(16) Filed as an exhibit to the Registration Statement
     on Form S-8 (File #33-00061), and incorporated
     herein by      reference.
___________________

     (b)       Reports on Form 8-K--The Company did
               not file any Reports on Form 8-K
               during the fourth quarter of fiscal
               1996.

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

          YEAR ENDED FEBRUARY 1, 1997

       GOTTSCHALKS INC. AND SUBSIDIARIES

              FRESNO, CALIFORNIA










INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended February 1, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gottschalks Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.
Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

\s\Deloitte & Touche LLP

Fresno, California
February 27, 1997 (March 13, 1997 as to the fourth paragraph of Note 3)


GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                 February 1,   February 3,
ASSETS                                              1997          1996

CURRENT ASSETS:
  Cash                                          $  4,764      $  5,113
  Cash held by GCC Trust                           1,895         2,280
  Receivables:
   Trade accounts, less allowances of
    $1,322 in 1996 and $1,262 in 1995 (Note 2)    22,689        27,467
   Vendor claims, less allowances of $80
    in 1996 and $90 in 1995                        2,818         5,776
                                                  25,507        33,243
  Merchandise inventories                         89,472        87,507
  Refundable income taxes (Note 5)                               1,437
  Other                                           12,593         9,478
       Total current assets                      134,231       139,058

PROPERTY AND EQUIPMENT (Note 4):
  Land and land improvements                      15,074        16,064
  Buildings and leasehold improvements            46,925        43,696
  Furniture, fixtures and equipment               57,648        53,443
  Buildings and equipment under capital leases     7,302        14,398
  Construction in progress                           309         1,948
                                                 127,258       129,549
  Less accumulated depreciation and
   amortization                                   39,888        40,299
                                                  87,370        89,250
OTHER ASSETS:
  Goodwill, less accumulated amortization
   of $1,146 in 1996 and $1,030 in 1995            1,252         1,369
  Other                                           10,340         9,364
                                                  11,592        10,733
                                                $233,193      $239,041


See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                   February 1,  February 3,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1997         1996
CURRENT LIABILITIES:
  Revolving lines of credit (Note 3)               $ 13,904     $ 45,164
  Cash management liability                           1,504        5,096
  Trade accounts payable                             19,906       22,298
  Accrued expenses                                   10,714       10,633
  Taxes, other than income taxes                      8,202        2,346
  Accrued payroll and related liabilities             5,208        5,112
  Current portion of
   long-term obligations (Notes 3 and 4)              2,408        2,094
  Short-term obligation (paid 1996)                                2,743
  Deferred income taxes (Note 5)                      2,154          668
          Total current liabilities                  64,000       96,154

LONG-TERM OBLIGATIONS, less current portion
 (Notes 3 and 4):
  Line of credit                                     25,000
  Notes and mortgage loans payable                   29,861       25,654
  Capitalized lease obligations                       5,380        9,218
                                                     60,241       34,872
DEFERRED INCOME (Note 4)                             19,580       20,265
DEFERRED LEASE PAYMENTS AND OTHER (Note 4)            6,369        5,902
DEFERRED INCOME TAXES (Note 5)                        2,864        3,931
COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value of $.10 per share;
   2,000,000 shares authorized; none issued
  Common stock, par value of $.01 per share;
   30,000,000 shares authorized; 10,472,915 and
   10,416,520 issued
  Common stock                                          105          104
  Additional paid-in capital                         56,332       55,945
  Retained earnings                                  23,704       21,870
                                                     80,141       77,919
  Less common stock in treasury at cost,
   338 shares                                            (2)          (2)
                                                     80,139       77,917
                                                   $233,193     $239,041

See notes to consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)

                                              1996       1995       1994

Net sales                                   $422,159   $401,041   $363,603
Service charges and other income (Note 4)     13,285     11,663      9,659
                                             435,444    412,704    373,262
Costs and expenses:
  Cost of sales                              287,164    278,827    247,423
  Selling, general and
    administrative expenses
    (Notes 4, 6 and 7)                       126,591    123,100    103,571
  Depreciation and amortization                6,922      8,092      5,860
  Interest expense (Note 3)                   11,675     11,296     10,238
  Provision for unusual items (Note 8)                               3,833
                                             432,352    421,315    370,925

    Income (loss) before income tax
      expense (benefit)                        3,092     (8,611)     2,337

Income tax expense (benefit)(Note 5)           1,258     (2,972)       821

    Net income (loss)                       $  1,834   $ (5,639)  $  1,516

Net income (loss) per common share          $    .18   $   (.54)  $    .15


See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars, except share data)
                                     Additional
                      Common Stock     Paid-In   Retained  Treasury
                      Shares  Amount   Capital   Earnings   Stock    Total
BALANCE,
  JANUARY 30, 1994  10,411,332 $104    $56,021    $25,993   $  0    $82,118
  Net income                                        1,516             1,516
  Shares issued under
   stock option
     plan              13,500               94                          94
  Shares purchased
    and retired        (8,312)             (98)                        (98)
  Net compensation
    expense related
    to stock option
    plan                                    24                          24
  Purchase of 43,976
   shares of treasury
    stock                                                   (303)     (303)
  Contribution of 21,976
    shares of treasury
    stock to Retirement
    Savings Plan                            71               155       226

BALANCE,
  JANUARY 28, 1995 10,416,520    104    56,112    27,509    (148)   83,577
  Net loss                                        (5,639)           (5,639)
  Net compensation
   benefit related
   to stock option
   plan                                   (170)                      (170)
  Purchase of 12,500
   shares of treasury
   stock                                                     (94)     (94)
  Contribution of 34,164
    shares of
    treasury stock to
    Retirement Savings Plan                  3               240      243

BALANCE,
  FEBRUARY 3, 1996 10,416,520    104    55,945   21,870       (2)  77,917
  Net income                                      1,834             1,834
  Issuance of
   56,395 shares
   to Retirement
   Savings Plan        56,395      1      387                         388

BALANCE,
  FEBRUARY 1, 1997 10,472,915   $105  $56,332  $23,704     $ (2)  $80,139





See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
                                              1996         1995         1994
OPERATING ACTIVITIES:
 Net income (loss)                         $  1,834     $ (5,639)     $ 1,516
   Adjustments:
   Depreciation and amortization              6,922        8,096        5,849
   Deferred income taxes                        419       (1,296)         876
   Deferred lease payments and other            467          870          734
   Deferred income                             (767)        (609)        (493)
   Net compensation (benefit) expense
    related to stock option plan                            (170)          24
   Provision for credit losses                2,724        2,754        2,052
   LIFO benefit                                                        (3,202)
   Equity in the income of limited
     partnership                               (133)         (64)        (160)
   Net (gain) loss from sale of assets                      (344)           7
   Net gain from termination of
     capital leases (Note 4)                 (1,344)
   Loss on securitization and sale of
     receivables                                 20                       305
   Litigation settlements (Notes 8 and 9)    (2,400)      (3,000)
   Lease incentive (Note 4)                                4,000
   Changes in operating assets and liabilities:
      Receivables (excluding receivables
        sold - Note 2)                         (988)      (5,261)      (6,952)
      Merchandise inventories                (1,370)      (6,215)     (16,384)
      Other current and long-term assets     (3,017)      (1,711)         (35)
      Other current and long-term
       liabilities                            6,310      (10,210)      14,629
    Net cash provided by (used in) operating
     activities                               8,677      (18,799)      (1,234)

INVESTING ACTIVITIES:
 Purchases of property and equipment,
   net of reimbursements received           (6,845)      (12,773)      (4,539)
 Proceeds from sale/leaseback arrangements
   and other property and equipment sales    2,026        11,606        1,881
 Distribution from limited partnership         112            86          153
    Net cash used in investing activities   (4,707)       (1,081)      (2,505)

FINANCING ACTIVITIES:
 Net (payments) borrowings under lines
  of credit                                 (6,260)       27,320      (31,856)
 Proceeds from short-term and
  long-term obligations                      3,878        23,993       12,650
 Principal payments on short-term and
   long-term obligations                    (4,850)      (24,710)     (16,668)
 Proceeds from securitization and sale of
   receivables (Note 2)                      6,000                     40,000
 Changes in cash management liability       (3,472)       (4,757)       4,228
 Changes in cash held by GCC Trust             385            85       (2,365)
 Payments to acquire treasury stock                          (94)        (303)
 Issuance of common stock pursuant to
   stock option plan                                                       94
 Shares purchased and retired                                             (98)
    Net cash (used in) provided by financing
      activities                           (4,319)        21,837        5,682

INCREASE (DECREASE) IN CASH                  (349)         1,957        1,943
CASH AT BEGINNING OF YEAR                   5,113          3,156        1,213
CASH AT END OF YEAR                      $  4,764       $  5,113     $  3,156

See notes to consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SIGNIFICANT
     ACCOUNTING POLICIES

     Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of thirty-five
     "Gottschalks" department stores and twenty-four
     "Village East" specialty stores located primarily in non-major metropolitan cities throughout
     California and in Oregon, Washington and Nevada.
     Gottschalks department stores typically offer a wide range of brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics and accessories, home furnishings and other consumer goods. Village East specialty stores offer apparel for larger women.

     Use of Estimates - The preparation of the
     financial      statements in conformity with
     generally accepted  accounting principles
     requires management to make   estimates and
     assumptions that affect the reported    amounts of
     assets and liabilities at the date of the
     financial statements and the reported amounts of
     revenues  and expenses during the reporting
     periods. Such estimates and   assumptions are
     subject to inherent uncertainties which may result in actual results differing from reported amounts.

     Consolidation - The accompanying financial
     statements include the accounts of Gottschalks
     Inc., its wholly-owned subsidiary, Gottschalks
     Credit Receivables Corporation ("GCRC"), and
     Gottschalks Credit Card Master Trust ("GCC   Trust")
     (collectively, the "Company"). (See Note
     2.) All significant intercompany transactions and balances have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years
     1996, 1995 and 1994 ended on February 1, 1997,
     February 3, 1996 and January 28, 1995,
     respectively. Fiscal years 1996 and 1994 each contained 52 weeks; fiscal year 1995 contained 53 weeks. The Company's fiscal 1995 results of operations were not materially affected by results applicable to the 53rd week.

     Cash Held by GCC Trust - Cash held by GCC Trust relates to the receivable securitization program
     (Note 2) and includes $1,616,000 and $2,035,000
     at February 1, 1997 and February 3, 1996, respectively, designated under the prepayment option to reduce outstanding borrowings under the line of credit collateralized by the Variable
     Base Certificate subsequent to year end in each of those years. Cash held by GCC Trust also includes $279,000 and $245,000 at February 1,
     1997 and February 3, 1996, respectively, for the payment of monthly interest to the holders of the Fixed Base Certificates.

     Cash Management Liability - Under the Company's
     cash management program, checks issued by    the
     Company and not yet presented for payment
     frequently result   in overdraft balances for
     accounting purposes. Such amounts represent interest-free, short-term borrowings to the
     Company.

     Receivables - Receivables, excluding receivables
     sold as of February 1, 1997 and February 3,
     1996, consist primarily of customer credit card
     receivables and represent the Company's retained
     interest in receivables sold in connection with
     the  receivables securitization program,
     receivables underlying the Variable Base
     Certificate and certain other receivables (Note
     2). Such amounts include revolving charge
     accounts with terms which, in some cases,
     provide for payments exceeding one year.     In
     accordance with usual industry practice such
     receivables are included in current assets.
     Service charge revenues associated with the
     Company's customer credit card receivables   were
     $10,493,000 in 1996, $10,937,000 in 1995 and
     $8,904,000 in 1994.

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

     Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at February 1, 1997 and February 3, 1996.

     The Company includes in inventory the
     capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match sales with these related costs.

     Store Pre-Opening Costs - Store pre-opening costs represent certain expenditures incurred prior to the opening of new stores that are deferred and amortized generally on a straight-line basis not to exceed a twelve month period commencing with the store opening. Store pre-opening costs, net of accumulated amortization, of $136,000 at February 1, 1997 and $652,000 at February 3, 1996 are included in other current assets. The amortization of new store pre-opening costs, totaling $1,337,000, $2,524,000 and $438,000 in
     1996, 1995 and 1994, respectively, is included in depreciation and amortization in the accompanying statements of operations.

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

     Investment in Limited Partnership - The Company is the limited partner in a partnership that was formed for the purpose of acquiring the land and constructing and maintaining the building in which the Company's corporate headquarters are located. The Company made an initial capital contribution of $5,000,000 to acquire a 36% ownership interest in the partnership and receives favorable rental terms for the space occupied in the building. Of the initial
     $5,000,000 capital contribution, $3,212,000 was allocated to the investment in limited partnership based on the estimated fair market value of the land and building and the remaining
     $1,788,000 was allocated to prepaid rent and is being amortized to rent expense over the 20 year lease term.

     The Company accounts for its investment in the limited partnership on the equity method of accounting. As of February 1, 1997 and February
     3, 1996, the investment was $2,766,000 and $2,745,000, respectively, and prepaid rent, net of accumulated amortization, was $911,000 and $1,054,000, respectively. Such amounts are included in other long-term assets. The Company's equity in the income of the partnership, totaling
     $133,000 in 1996, $64,000 in 1995 and $160,000 in
     1994, is included in service charges and other income.

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

     Deferred Income - Deferred income consists primarily of donated land and cash incentives received to construct a new store and enter into a new lease arrangement. Land contributed to the Company is included in land and recorded at appraised fair market values. Donated income is amortized to operations over the average depreciable life of the related fixed assets built on the land with respect to locations that are owned by the Company, and over the minimum lease periods of the related building leases with respect to locations that are leased by the Company, ranging from 10 to 70 years.

     Leased Department Sales - Net sales include leased department sales of $32,781,000,
     $29,766,000 and $25,985,000 in 1996, 1995 and
     1994, respectively. Cost of sales include related costs of $28,006,000, $25,494,000 and $22,326,000 in 1996, 1995 and 1994, respectively.

     Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109,
     "Accounting for Income Taxes." SFAS No. 109 generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.
     Under this method, deferred tax assets
     and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards, using enacted tax rates in effect when the differences are expected to reverse.

     Net Income (Loss) Per Common Share -  Net income
     (loss) per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding (if dilutive) which were 10,461,424, 10,416,520 and
     10,413,339 in 1996, 1995 and 1994, respectively.
     The effect of common stock equivalents under the stock option plans were antidilutive in 1996, 1995 and 1994, and therefore not included.

     Non-Cash Transactions - The Company acquired fixtures and equipment under long-term debt obligations totaling $2,650,000 in 1996. In 1994, the Company entered into a capital lease obligation of $683,000 for leased equipment. The
     Company issued or contributed common stock to the Retirement Savings Plan with a value of $388,000, $243,000 and $226,000 in 1996, 1995 and 1994,
     respectively.

     Fair Value of Financial Instruments -  Financial
     Accounting Standards No. 107, "Disclosures About
     Fair Value of Financial Instruments," requires disclosure of the estimated fair value of financial instruments. The carrying value of the Company's cash (including cash held by GCC Trust and cash management liability), receivables, trade payables and other accrued expenses, revolving lines of credit, short-term borrowings and stand-by letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The following methods and assumptions were used to estimate the fair value for each remaining class of financial instruments:

          Long-term Obligations - The fair values of the Company's notes and mortgage loans payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate estimated fair values of such obligations with aggregate carrying values of $31,933,000 and $27,015,000 at February 1, 1997 and February 3,
          1996, respectively, is $32,024,000 and
          $28,186,000, respectively.

          Off-Balance Sheet Financial Instruments -
          The Company's off-balance sheet financial instruments consist primarily of the Fixed Base Certificates (Note 2). The aggregate estimated fair values of the Fixed Base Certificates, based on similar issues of certificates at current rates for the same remaining maturities, with aggregate face values of $46,000,000 and $40,000,000 at February 1, 1997 and February 3, 1996, respectively, is $44,249,000 and $38,606,000, respectively.

     Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No.
     25, "Accounting for Stock Issued to Employees".

     Long-lived Assets - Statement of Financial
     Accounting Standard  No. 121, "Accounting for the
     Impairment of Long-lived Assets and for Long-lived
     Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal 1996, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets.

     Recently Issued Accounting Standards - Statement of Accounting Standards No. 125, "Accounting for
     Transfers and Servicing of Financial Assets and
     Extinguishments of Liabilities" is effective for transfers of financial assets, including those with continuing involvement by the transferor, after December 31, 1996. In December 1996, SFAS
     No. 127 was issued and defers, for one year, the effective date of the implementation of SFAS No.
     125 for certain transactions. Management does not believe the effect of adoption of these standards will be material.

     Reclassifications - Certain amounts in the accompanying 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

2.   SECURITIZATION AND SALE OF RECEIVABLES

     The Company automatically sells all of its accounts receivable arising under its private label customer credit cards to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), and certain of those receivables were subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. The Company services and administers the receivables in return for a monthly servicing fee. The followingsecurities have been issued under the securitization program:

     Fixed Base Certificates.

     In 1994, fractional undivided ownership interests in certain of the receivables were sold through the issuance of $40,000,000 principal amount
     7.35% Fixed Base Class A-1 Credit Card
     Certificates (the "1994 Fixed Base Certificates") to third-party investors. On October 31, 1996, an additional $6,000,000 principal amount 6.79%
     Fixed Base Class A-1 Credit Card Certificate (the
     "1996 Fixed Base Certificate") was issued under the program. Proceeds from the issuance of the 1996 Fixed Base Certificate were used to reduce outstanding borrowings under the line of credit with Bank Hapoalim (Note 3) and pay certain costs associated with the transaction. Interest on the 1994 and 1996 Fixed Base Certificates
     (collectively the "Fixed Based Certificates") is earned by the certificate holders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing September 15,
     1998 through September 15, 1999, through the application of the principal portion of credit card collections during that period. The issuances of the Fixed Base Certificates have been accounted for as sales for financial reporting purposes. Accordingly, the $46,000,000 of receivables underlying the Fixed Base
     Certificates in fiscal 1996 ($40,000,000 in fiscal 1995) and the corresponding debt obligations have been excluded from amounts reported in the accompanying financial statements.

     Variable Base Certificate.

     In 1994, GCC Trust also issued a Variable Base
     Class A-2 Credit Card Certificate ("Variable Base
     Certificate") in the principal amount of up to $15,000,000 to Bank Hapoalim. The Variable Base
     Certificate, representing a fractional undivided ownership interest in certain receivables held by GCC Trust, excluding receivables underlying the Fixed Base Certificates and GCRC's retained interest, was issued as collateral for a revolving line of credit financing arrangement with Bank Hapoalim (Note 3). The Variable Base
     Certificate contains a prepayment option which enables the Company, at any time within three days notice, to prepay the full amount, or a portion of outstanding borrowings under the line of credit collateralized by the Variable Base
     Certificate. Accordingly, the issuance of the Variable Base Certificate was accounted for as a financing in the accompanying financial statements and the receivables underlying the Variable Base Certificate, totaling $9,048,000 at
     February 1, 1997 and $17,857,000 at February 3,
     1996, are included in receivables reported in the accompanying financial statements.

     Receivables reported in the accompanying financial statements also include GCRC's retained interest in receivables sold, represented by Subordinated and Exchangeable Certificates issued to GCRC by GCC Trust. The outstanding principal balances of such certificates totaled $11,824,000 at February 1, 1997 and $8,035,000 at February
     3,1996. Receivables also include accrued finance charges on all receivables, including receivables sold, and receivables that did not meet certain eligibility requirements of the program, totaling
     $3,139,000 at February 1, 1997 and $2,837,000 at
     February 3, 1996. In addition to the Fixed and
     Variable Base Certificates, GCRC may, upon the satisfaction of certain conditions, offer additional series of certificates to be issued by GCC Trust. Management is not contemplating any such issuance in fiscal 1997.

     Under the program, the Company is required, among other things, to maintain certain portfolio performance standards which include the maintenance of a minimum portfolio yield, maximum levels of delinquencies and write-offs of customer credit card receivables and minimum levels of credit card collection rates. The
     Company was in compliance with all applicable requirements of the program at February 1, 1997.

3.   DEBT OBLIGATIONS:

     Revolving Lines of Credit.
     On December 20, 1996, the Company entered into a new three-and-one-quarter year revolving line of credit arrangement with Congress Financial
     Corporation ("Congress"). The new line of credit with Congress replaced the Company's former line of credit agreement with Fleet Capital
     Corporation and provides the Company with an $80,000,000 working capital facility through
     March 30, 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately LIBOR plus
     2.5% (8.28% at February 1, 1997). Under the agreement, the Company also has the potential of reducing the interest rate by 1/4% each year, up to a maximum possible reduction of 1/2% beginning in fiscal 1998, if specified pre-tax income levels are attained by the Company. The maximum amount available for borrowings under the line of credit was $51,900,000 as of February 1, 1997, of which $31,304,000 was outstanding as of that date. Of that amount, $25,000,000 has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of February 1, 1997.

     The Company also has a revolving line of credit arrangement with Bank Hapoalim (Note 2) which provides for additional borrowings of up to $15,000,000 through March 30, 1999. Borrowings are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, the Company's borrowing capacity under the line of credit with Bank Hapoalim is subject to seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the line of credit is charged at a rate of LIBOR plus 1.0%, not to exceed a maximum of 12.0% (6.44% at February 1, 1997). At February 1, 1997, $7,600,000 was
     outstanding under the line of credit with Bank
     Hapoalim, which was the maximum amount available for borrowings as of that date.



     Short-Term and Long-Term Obligations.

     Notes and mortgage loans payable consist of the following:

                                            February 1, February 3,
    (In thousands of dollars)                  1997        1996
     Mortgage loans payable to financial
       institution, payable in monthly
       principal installments of $173
       including interest at 9.23% and
       9.39%, principal due and
       payable October 1, 2010 and
       November 1, 2010; collateralized
       by certain real property, assets
       and certain property and equipment     $19,738    $19,953

     Mortgage loan payable to financial
       institution, payable in monthly
       principal installments of $79 plus
       interest at 10.45%, principal due
       and payable January 1, 2002;
       collateralized by certain real
       property, assets and certain property
       and equipment                            4,750     5,700

     Mortgage loan payable to financial
       institution (see terms below)            3,000

     Notes payable to Federated
       Department Stores, Inc., payable in
       quarterly principal installments of
       $169 plus interest at 10.0%,
       principal due and payable
       March 2001 and July 2001                 2,351

     Fixture loans and other                    2,094     1,362
                                               31,933    27,015
     Less current portion                       2,072     1,361
                                              $29,861   $25,654



     The mortgage loan payable to financial
     institution with an outstanding balance of $3,000,000 at February 1, 1997 consists of amounts advanced to the Company under a seven-year financing arrangement with Heller Financial,
     Inc. ("Heller") entered into on October 2, 1996, providing for the mortgage of its department store in San Luis Obispo, California. The Company received $3,000,000 of the total $6,000,000 arrangement in October 1996, and received the remaining $3,000,000 in March 1997. Interest was charged on the first $3,000,000 received at a variable rate equal to LIBOR plus 3.0% (8.44% at February 1, 1997) during the period of October
     1996 through March 1997, and will be charged at a fixed rate of 9.97% on the entire $6,000,000 beginning in April 1997.

     Federated Department Stores, Inc. financed the
     Company's acquisition of certain fixtures and equipment located in the Broadway store locations that were assumed by the Company during fiscal
     1996. (See Note 4).

     The scheduled annual principal maturities on notes payable and mortgage loans are $2,072,000, $2,249,000, $2,381,000, $2,476,000 and $2,105,000
     for 1997 through 2001, respectively.

     Debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are deferred and charged to operations as additional interest expense on a straight-line basis over the life of the related indebtedness. Deferred debt issuance costs, net of accumulated amortization, amounted to $2,260,000 at February
     1, 1997 and $1,995,000 at February 3, 1996.

     Interest paid, net of amounts capitalized, was $11,059,000, $10,927,000 and $8,608,000 in 1996,
     1995 and 1994, respectively. Capitalized interest expense was $37,000, $278,000 and $68,000 in
     1996, 1995 and 1994, respectively. The weighted-average interest rate charged on the Company's various revolving line of credit arrangements was 8.62% in 1996, 8.75% in 1995 and 7.13% in 1994.

     One of the Company's long-term financing arrangements includes various restrictive covenants. The Company was in compliance with such covenants as of February 1, 1997.

4.   LEASES

     The Company leases certain retail department stores under capital leases that expire in various years through 2020. The Company also leases certain retail department stores, specialty stores, land, furniture, fixtures and equipment under noncancellable operating leases that expire in various years through 2021.
     Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales in excess of specified minimum levels, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years.

     Certain of the Company's operating leases also provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the lease term and records the difference between expense charged to operations and amounts payable under the leases as deferred lease payments. Deferred lease payments totaled $6,157,000 at February 1, 1997 and $5,584,000 at February 3, 1996.

     Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at February 1, 1997:


                                 Capital           Operating
 (In thousands of dollars)        Leases            Leases
         1997                    $   922           $ 15,930
         1998                        752             15,176
         1999                        752             15,618
         2000                        752             13,527
         2001                        752             12,969
         Thereafter                7,646            131,442
         Total minimum
           lease payments         11,576           $204,662
         Amount representing
           interest               (5,860)
         Present value of
           minimum lease
           payments                5,716
         Less current portion       (336)
                                 $ 5,380




    Rental expense consists of the following:

     (In thousands of dollars)      1996         1995       1994
     Operating leases:
       Buildings:
         Minimum rentals          $11,897     $ 9,796     $ 7,804
         Contingent rentals         2,166       1,969       1,142
        Fixtures and equipment      5,439       4,679       3,177
                                   19,502      16,444      12,123
        Contingent rentals on
         capital leases                47         346         605
                                  $19,549     $16,790     $12,728


     One of the Company's lease agreements contains a restrictive covenant pertaining to the debt to tangible net worth ratio with which the Company was in compliance at February 1, 1997.

     During 1996, the Company finalized agreements with Broadway Stores, Inc. ("Broadway"), a wholly-owned subsidiary of Federated Department
     Stores, Inc., and the landlord, whereby the Company vacated its original location in the Modesto, California Vintage Faire Mall and sub-leased the Broadway's former store in that mall for the remaining twelve years of the Broadway lease. The Company also vacated its original location in the Fresno, California Fashion Fair
     Mall and reopened a store in that mall under a new 20-year lease in the former Broadway store location. The Company recognized a pre-tax gain of $1,344,000 upon the termination of the original leases, which were accounted for as capital leases by the Company, representing the difference between the capital lease obligations and the net book value of the related assets recorded under the capital leases. The gain is included in service charges and other income for the year ended February 1, 1997. The new leases have been accounted for as operating leases for financial reporting purposes.

     Lease Incentive.

     The Company received $4,000,000 in 1995 as an incentive to enter into a lease in connection with one of the fiscal 1995 new store openings.
     The lease provides that in the event gross sales at that location are below a minimum specified amount as of the end of the fifth year of the lease, either the Company or the lessor may elect to terminate the lease at that time. In the event the lease is terminated at that time by either party, the Company would be required to repay the $4,000,000 to the lessor. The $4,000,000 received has been deferred for financial reporting purposes and is being amortized into operations over the ten-year minimum lease period. At
     February 1, 1997, the deferred lease incentive, net of accumulated amortization, amounted to $3,731,000. Management believes the likelihood the lease will be terminated by either party after the fifth year of the lease is remote.

     Sale and Leaseback Arrangement.

          In 1995, the Company sold the land,
     building and leasehold improvements comprising its department store in Capitola, California and subsequently leased the department store back under a twenty-year lease with four five-year renewal options. The lease has been accounted for as an operating lease for financial reporting purposes. The $11,600,000 proceeds received from the sale were used to reduce previously outstanding borrowings and the gain associated with the sale, totaling $508,000, has been deferred for financial reporting purposes and is being amortized on a straight-line basis over the twenty-year lease term.

5.   INCOME TAXES


     The components of income tax expense (benefit) are as follows:

    (In thousands of dollars)      1996        1995        1994
     Current:
        Federal                   $  375     $(1,678)    $  (19)
        State                        464           2        (36)
                                     839      (1,676)       (55)
     Deferred:
        Federal                      704        (857)       555
        State                       (285)       (439)       321
                                     419      (1,296)       876
                                  $1,258     $(2,972)    $  821

The principal components of deferred tax assets and liabilities (in thousands of dollars) are as follows:


                                      February 1,              February 3,
                                         1997                    1996
                                 Deferred   Deferred     Deferred   Deferred
                                   Tax        Tax           Tax        Tax
                                 Assets   Liabilities    Assets   Liabilities
        Current:
        Accrued litigation
          costs                 $    75                  $ 1,461
        Vacation accrual and
          employee vacation
            benefits                467                      588
        Credit losses               566                      546
        Accrued employee
          benefits                  257                      260
        State income taxes          124                      174
        LIFO inventory reserve             $ (2,841)               $ (2,548)
        Workers' compensation        17                      235
        Supplies inventory                     (951)                 (1,044)
        Other items, net            800        (668)         562       (902)
                                  2,306      (4,460)       3,826     (4,494)
        Long-Term:
        Net operating loss
          carryforwards           4,674                    4,327
        General business
          credits                 1,985                    1,768
        Alternative minimum
          tax                       510                      597
        Depreciation expense                 (8,143)                 (8,074)
        Accounting for leases       915      (3,433)         811     (3,481)
        Deferred income           1,988      (1,746)       2,122     (1,550)
        Installment sales                                              (186)
        Other items, net            697        (311)         726       (991)
                                 10,769     (13,633)      10,351    (14,282)
                                $13,075    $(18,093)     $14,177   $(18,776)


     Income tax expense (benefit) varies from the
amount computed by applying the statutory federal
income tax rate to the   income (loss) before income
taxes. The reasons for this difference are as follows:

                                 1996         1995        1994
     Statutory rate              35.0%       (35.0)%      35.0%
     State income taxes,
      net of federal income
      tax benefit                 5.7         (2.7)        7.3
     Adjustments to previously
      filed amended returns                                7.3
     Amortization of goodwill     1.3           .5         1.7
     Targeted jobs tax credit                   .5       (12.5)
     Nondeductible penalties                    .3
     Other items, net            (1.3)         1.9        (3.7)
     Effective rate              40.7%       (34.5)%      35.1%


     The Company received income tax refunds, net of payments, of $3,399,000 in 1996 and $1,522,000 in
     1995. There were no income tax refunds receivable at February 1, 1997. Income tax refunds receivable were $1,437,000 at February 3, 1996.
     At February 1, 1997, the Company has, for federal tax purposes, net operating loss carryforwards of $11,135,000 which expire in the years 2010 and 2011, general business credits of $897,000 which expire in the years 2007 through 2010, and alternative minimum tax credits of $510,000 which may be used for an indefinite period. At February
     1, 1997, the Company has, for state tax purposes, net operating loss carryforwards of $10,048,000 which expire in the years 1997 through 2001, enterprise zone credits of $948,000 which expire in the years 2004 through 2011, and alternative minimum tax credits of $140,000 which may be used for an indefinite period. These carryforwards are available to offset future taxable income and are expected to be fully utilized.

6.   STOCK OPTION PLANS

     The Company's stock option plans consist of the following:

     The 1986 Plans:

     The 1986 Employee Incentive Stock Option Plan
     (the "1986 ISO Plan") provided for the grant of options to three key officers of the Company to purchase up to 160,000 shares of the Company's common stock at a price equal to 100% or 110% of the market value of the common stock on the date of grant. All options under the 1986 ISO Plan were to have been exercised within five years of the date of the grant. All unexercised options under the 1986 ISO Plan expired as of the year ended February 3, 1996.

     The 1986 Employee Nonqualified Stock Option Plan
     (the "1986 Nonqualified Plan") provided for the grant of options to purchase up to 510,000 shares of the Company's common stock to certain officers and key employees of the Company. Options granted under this plan generally become exercisable at a rate of 25% per year beginning on or one year after the grant date. The options are exercisable on a cumulative basis and expire no later than four or five years from the date of grant. The
     Company recognized compensation (benefit) expense related to this plan of ($170,000) in 1995 and $24,000 in 1994. No compensation expense related to this plan was required to be recognized in 1996. The benefit resulted from the reversal of previously recognized compensation expense upon the forfeiture or expiration of unexercised options.

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

     The 1994 Director Nonqualified Stock Option Plan
     (the "1994 Director Nonqualified Plan") provides for the grant of options to purchase up to 50,000 shares of the Company's common stock to certain directors of the Company. Options granted under this plan shall be granted at the fair market value of such shares on the date the option is granted and become exercisable at a rate of 25% per year beginning one year after the date of the grant. The options are exercisable on a cumulative basis and expire no later than ten years after the date of the grant.

     Option activity under the plans is as follows:

                                                               Weighted-
                                                                Average
                                               Number of       Exercise
                                                Shares           Price

Outstanding, January 29, 1994                   230,246          $12.00
 Granted                                        449,000            9.94
 Exercised                                      (13,500)           7.00
 Canceled                                       (22,000)           9.95

Outstanding, January 28, 1995
 (179,746 exercisable at a weighted-
   average price of $12.81)                     643,746           10.74
 Granted (weighted-average fair value
   of $4.25)                                     28,000            6.63
 Canceled                                      (191,746)          12.63

Outstanding, February 3, 1996
 (133,000 exercisable at a weighted-
   average price of $9.93)                      480,000            9.74
 Granted (weighted-average fair value
   of $3.69)                                     45,000            5.75
 Canceled                                       (34,000)           9.88

Outstanding, February 1, 1997
 (236,000 exercisable at a weighted-
 average price of $9.84)                        491,000          $ 9.37



    Additional information regarding options outstanding as of February 1, 1997 is as follows:

                         Options Outstanding             Options Exercisable
                            Weighted-Avg.
                             Remaining
   Range of       Number    Contractual   Weighted-Avg.     Number    Exercise
Exercise Prices Outstanding  Life (yrs.)  Exercise Price  Exercisable   Price

$5.75 to $10.87   491,000      7.1 yrs.       $9.37         236,000     $9.84


    At February 1, 1997, 49,000 and 30,000 shares were available for future grants under the 1994 ISO Plan and the 1994 Director Nonqualified Plan, respectively.

     Additional Stock Plan Information.

     As described in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, with the exception of compensation (benefit) expense recognized in connection with the Company's 1986 Plan, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No.
     123 "Accounting for Stock-Based Compensation," requires the disclosure of pro-forma net income
     (loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions:
     expected life, 5 years; stock volatility, 41.85%
     in 1996 and 1995; risk-free interest rates, 6.30% in 1996 and 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The impact on pro-forma net income (loss) and earnings (loss) per share, had the computed fair values of the 1996 and 1995 awards been amortized to expense over the vesting period of the awards, was insignificant in 1996 and 1995. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculation; accordingly, the 1996 and 1995 pro-forma adjustments are not indicative of future period pro-forma adjustments, when the calculation will apply to all applicable stock options.

7.   EMPLOYEE BENEFIT PLANS

     The Company has a Retirement Savings Plan
     ("Plan") which qualifies as an employee
     retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan. Under the Plan, employees may currently elect to have up to 15% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. The Company, at the discretion of the Board of Directors, may elect to make an annual discretionary contribution to the Plan of up to 2% of each participant's annual eligible compensation, subject to certain limitations. Participants are immediately vested in their voluntary contributions to the Plan and are 100% vested (25% per year) in the Company's matching contribution to the Plan after four years of continuous service. The Company recognized $275,000, $500,000 and $250,000 in expense representing the Company's annual discretionary contribution to the Plan in 1996, 1995 and 1994, respectively.

     A Voluntary Employee Beneficiary Association
     ("VEBA") trust has been established by the Company for the purpose of funding employee vacation benefits.

8.   PROVISION FOR UNUSUAL ITEMS

     The provision for unusual items included in the Company's 1994 statement of operations, totaling
     $3,833,000, represents the cost to settle three civil stockholder lawsuits and related legal fees and other costs. Pursuant to the terms of the settlement agreement, the Company funded
     $3,000,000 into an irrevocable trust on February
     1, 1995, and such amount is included in the Company's 1995 statement of cash flows.

9.   COMMITMENTS AND CONTINGENCIES

     The Company was party to a lawsuit filed in 1992 by F&N Acquisition Corporation ("F&N") under which, among other things, F&N originally claimed damages arising out of the Company's alleged breach of an oral agreement to purchase an assignment of a lease of a former Frederick and Nelson store location in Spokane, Washington. The
     Company was also party to a related lawsuit filed by Sabey Corporation ("Sabey"), the owner of the mall in which the Frederick and Nelson store was located. On July 16, 1996, the Company reached agreements with F&N and Sabey to settle the lawsuits. The combined total of the settlements
     (paid in July 1996), including legal fees and other costs, were not materially different from the Company's previously recorded reserves.

     In addition to the matters described above, the
     Company is     party to legal proceedings and claims
     which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of its operations.

     The Company arranges for the issuance of letters
     of credit in the    ordinary course of business
     pursuant to certain factor    and vendor contracts.
     As of February 1, 1997, the Company had outstanding letters of credit amounting to
     $2,000,000. Management believes the likelihood of non-performance under such contracts is remote.

     The Company has entered into agreements to open two new department stores in fiscal 1997 and is in process of remodeling one existing store location. These projects are expected to be fully complete in fiscal 1997. The estimated cost to complete such projects is $8,700,000.

10.  QUARTERLY RESULTS OF OPERATIONS
     (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 1996 and 1995
     (in thousands, except per share data):



                                         1996
Quarter Ended           May 4     August 3  November 2  February 1

     Net sales         $85,560   $95,675    $95,675     $145,249
     Gross profit       26,830    30,392     30,719       47,054
     Income (loss)
       before income
       tax expense
       (benefit)        (2,099)   (1,245)    (2,430)       8,866
     Net income (loss)  (1,322)   (  785)    (1,530)       5,471
     Net income (loss)
       per common share   (.13)     (.07)      (.15)         .52


                                          1995
Quarter Ended            April 29   July 29  October 28  February 3

     Net sales         $77,934    $91,884   $86,066     $145,157
     Gross profit       22,553     27,490    27,432       44,739
     Income (loss)
       before income
       tax expense
       (benefit)        (5,100)    (3,155)   (5,101)       4,745
     Net income (loss)  (3,162)    (1,955)   (3,164)       2,642
     Net income (loss)
       per common share   (.30)      (.19)     (.30)         .25

     The Company's quarterly results of operations for the three month periods ended February 1, 1997 and February 3, 1996 include adjustments to the inventory shrinkage reserve resulting in an increase to the gross margin of $795,000 and $634,000, respectively.


                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          GOTTSCHALKS INC. AND SUBSIDIARIES



________________________________________________________________________

COL. A              COL. B      COL. C       COL. D      COL. E       COL. F
________________________________________________________________________

                                  ADDITIONS
                 Balance at  Charged to   Charged to               Balance at
                 Beginning   Costs and   Other Accounts Deductions   End of
DESCRIPTION      of Period   Expenses      Describe      Describe    Period

 Year ended February 1, 1997:
  Deducted from asset
  accounts:
  Allowance for
    doubtful
    accounts... $1,261,983  $2,730,502 (1)             2,670,378(2) $1,322,107
  Allowance for
    vendor claims
    receivable. $   90,000  $  (10,000)(4)                          $   80,000
  Allowance for
    notes
    receivable. $  282,767  $ (282,767)(5)                          $

Year ended February 3, 1996:
  Deducted from asset
  accounts:
  Allowance for
    doubtful
    accounts... $1,297,231  $2,462,504 (1)           $2,497,752(2) $1,261,983
  Allowance for
    vendor
    claims
    receivable. $   98,000  $  (80,000)(4)                         $   90,000
  Allowance for
    notes
    receivable..$  150,000  $  132,767 (3)                         $  282,767

 Year ended January 28, 1995:
  Deducted from asset
  accounts:
  Allowance for
    doubtful
    accounts... $1,248,421  $2,054,562 (1)          $2,005,752(2) $1,297,231
  Allowance for
    vendor
    claims
    receivable.. $  300,000 $ (202,000)(4)                        $   98,000
  Allowance for
    notes
    receivable...$   50,000    100,000 (3)                        $  150,000


Notes:

(1)  Provision for loss on credit sales.
(2) Uncollectible accounts written off, net of recoveries.
(3) Provision for uncollectible portion of note receivable.
(4) Reduction in provision for uncollectible vendor claims receivable.
(5) Reversal of uncollectible portion of note receivable recorded in connection with transferring related asset to a held for sale classification during the year ended February 1, 1997.


                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1997                   GOTTSCHALKS INC.


                                  By: \s\Joseph W. Levy
                                         Joseph W. Levy
                                         Chairman and Chief
                                         Executive Officer


     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                Title                    Date

                          Chairman and Chief
                          Executive Officer
                          (principal executive
\s\ Joseph W. Levy        officer)                    April 14, 1997
Joseph W. Levy


                          Vice Chairman of
\s\ Gerald H. Blum        the Board                   April 14, 1997
Gerald H. Blum

                          Senior Vice President
                          and Chief Financial
\s\ Alan A. Weinstein     Officer (principal          April 14, 1997
Alan A. Weinstein         financial and
                          accounting officer)


\s\ O. James Woodward III Director                    April 14, 1997
  O. James Woodward III



\s\ Bret W. Levy          Director                    April 14, 1997
Bret W. Levy



\s\ Sharon Levy           Director                    April 14, 1997
Sharon Levy



\s\ Joseph J. Penbera     Director                    April 14, 1997
Joseph J. Penbera



\s\ Fred Ruiz             Director                    April 14, 1997
Fred Ruiz



\s\ Max Gutmann           Director                    April 14, 1997
Max Gutmann