Form 10-Q
period 1997-05-03
GOTTSCHALKS INC
filed 1997-06-17
CIK 790414

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997

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

The number of shares of the Registrant's common stock outstanding as of May 3, 1997 was 10,472,915.

INDEX


GOTTSCHALKS INC. AND SUBSIDIARIES



                                        Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

    Condensed consolidated balance sheets -
      May 3, 1997 and February 1, 1997           2

    Consolidated statements of operations -
      thirteen weeks ended May 3, 1997 and
      May 4,1996                                 3

    Condensed consolidated statements of cash
      flows - thirteen weeks ended May 3, 1997
      and May 4, 1996                             4

    Notes to condensed consolidated financial
      statements - thirteen weeks ended May 3,
      1997 and May 4, 1996                      5-8



Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                               9-16

PART II. OTHER INFORMATION

Item 5.    Other Information
                                                 17

Item 6. Exhibits and Reports on Form 8-K         17



SIGNATURES                                       18












PART I. FINANCIAL INFORMATION

Item I.     GOTTSCHALKS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

 (In thousands of dollars)
                                       May 3, 1997    February 1, 1997
                                        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                      $   5,061         $    4,764
  Cash held by GCC Trust                          737              1,895
  Receivables - net                            14,311             25,507
  Merchandise inventories                     104,792             89,472
  Other                                         6,692             12,593
          Total current assets                131,593            134,231

PROPERTY AND EQUIPMENT                        128,193            127,258
  Less accumulated depreciation  and
     amortization                              41,237             39,888
                                               86,956             87,370
OTHER LONG-TERM ASSETS                          9,683             11,592
                                             $228,232           $233,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit                  $  9,619           $ 13,904
  Cash management liability                     4,122              1,504
  Trade accounts payable                       22,640             19,906
  Accrued expenses and other liabilities       13,737             18,076
  Taxes, other than income taxes                4,959              8,202
  Current portion of long-term obligations      2,841              2,408
          Total current liabilities            57,918             64,000

LONG-TERM OBLIGATIONS (less current portion):
  Line of credit                               25,000             25,000
  Notes and mortgage loans payable             32,102             29,861
  Capitalized lease obligations                 5,332              5,380
                                               62,434             60,241

DEFERRED INCOME                                19,387             19,580

DEFERRED LEASE PAYMENTS AND OTHER               9,342              9,233

STOCKHOLDERS' EQUITY                           79,151             80,139
                                             $228,232           $233,193


See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)
                                                     Thirteen Weeks
                                                         Ended
                                             May 3,                May 4,
                                             1997                    1996

Net sales                                   $ 90,506              $ 85,560
Service charges & other income                 3,492                 3,829
                                              93,998                89,389
COSTS & EXPENSES:
  Cost of sales                               61,996                58,730
  Selling, general & administrative expenses  29,506                28,003
  Depreciation &  amortization                 1,556                 1,905
  Interest expense                             2,613                 2,850
                                              95,671                91,488

LOSS BEFORE INCOME TAX BENEFIT                (1,673)               (2,099)

Income tax benefit                              (686)                 (777)

NET LOSS                                    $(   987)              $(1,322)

Net loss per common share                   $   (.09)              $  (.13)

Weighted average number of
  common shares outstanding                   10,473                10,428









See notes to condensed consolidated financial statements.








GOTTSCHALKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)
                                                   Thirteen  Weeks
                                                         Ended
                                                  May 3,         May 4,
                                                   1997           1996
OPERATING ACTIVITIES:
  Net loss                                $      (987)          $   (1,322)
  Adjustments:
     Depreciation and amortization              1,556                1,905
     Provision for credit losses                  459                  551
     Net gain from termination of
       capital lease                                                  (823)
     Income tax refunds received                                     3,311
     Other adjustments, net                      (770)                (844)
     Changes in operating assets
       and liabilities:
        Receivables, net                       10,737                9,526
        Merchandise inventories               (15,173)             (12,178)
        Trade accounts payable                  2,614                1,401
        Other current and long-term
          assets and liabilities                  507                1,176
           Net cash (used in) provided
             by operating activities           (1,057)               2,703
INVESTING ACTIVITIES:
     Purchases of property and equipment,
       net of reimbursements received          (1,287)              (3,494)
     Proceeds from sale of assets and
       sale/leaseback arrangement                 350                  280
     Distribution from limited partnership         54                   22
           Net cash used in investing
             activities                         ( 883)              (3,192)

FINANCING ACTIVITIES:
     Net payments under lines of credit         (4,285)              (1,539)
     Proceeds from long-term obligations         3,214
     Principal payments on long-term
       obligations                                (588)               ( 507)
     Changes in cash management liability
       and other                                 3,896                2,247
           Net cash provided by financing
             activities                          2,237                  201
INCREASE (DECREASE) IN CASH                        297                 (288)

CASH AT BEGINNING OF YEAR                        4,764                5,113
CASH AT END OF PERIOD                       $    5,061            $   4,825


See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Thirteen Weeks Ended May 3, 1997 and May 4, 1996


1.      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of thirty-five "Gottschalks" department stores and twenty-four "Village East" specialty stores located primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada. Gottschalks department stores are generally located as anchor tenants in regional shopping malls and typically offer a wide range of brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics and accessories, home furnishings and other consumer goods.
Village East specialty stores offer apparel for larger women.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. , its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") and
Gottschalks Credit Card Master Trust ("GCC Trust").
(See Note 2). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 3, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998 (fiscal 1997), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year
(Note 3). These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K for the year ended February 1, 1997 (the "1996
Annual Report on Form 10-K").

The condensed consolidated balance sheet at February 1, 1997 has been derived from the audited consolidated financial statements at that date. Certain amounts in the accompanying financial statements for the fiscal
1996 interim period have been reclassified to conform with fiscal 1997 presentation.

2.      RECEIVABLES SECURITIZATION PROGRAM

The Company's receivables securitization program, entered into in 1994, provides the Company with a source of working capital financing that is generally more cost effective than traditional debt financing.
Under the program, the Company automatically sells all of its accounts receivable arising under its private-label customer credit cards to its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation
("GCRC"), and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit
Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. The
Company services and administers the receivables in return for a monthly servicing fee. The following securities have been issued under the securitization program:

Fixed Base Certificates.     In 1994, certain of the
receivables were sold through the issuance of $40.0
million principal amount 7.35% Fixed Base Class A-1
Credit Card Certificates (the "1994 Fixed Base
Certificates"). An additional $6.0 million principal amount 6.79% Fixed Base Class A-1 Credit Card
Certificate (the "1996 Fixed Base Certificate") was issued in late fiscal 1996 under the program. Proceeds from the issuances of the 1994 and 1996 Fixed Base
Certificates (collectively the "Fixed Base
Certificates") were used primarily to reduce or repay previously outstanding higher interest bearing debt obligations of the Company and pay certain costs associated with the transactions. Interest on the Fixed Base Certificates is earned by the certificateholders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing
September 1998 through September 1999, through the application of the principal portion of credit card collections during the period. Management currently intends to refinance the Fixed Base Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying the Fixed Base Certificates as of May 3,
1997 and February 1, 1997 and the corresponding debt obligations have been excluded from the accompanying financial statements.

Variable Base Certificate.      A Variable Base Class
A-2 Credit Card Certificate ("Variable Base
Certificate") was also issued in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim, as collateral for a revolving line of credit financing arrangement with that bank (Note 4). The issuance of the Variable Base Certificate was accounted for as a financing for financial reporting purposes and the receivables underlying the Variable Base Certificate, totaling $2.3 million at May 3, 1997 and $9.0 million at February 1, 1997, are included in receivables reported in the accompanying financial statements.

The Company retained an ownership interest in certain of the receivables sold or financed under the program, represented by Subordinated and Exchangeable
Certificates. The outstanding principal balances of receivables underlying those certificates totaled $8.6 million at May 3, 1997 and $11.8 million at February 1,
1997, and such amounts are included in receivables reported in the accompanying financial statements.
Receivables also include accrued finance charges and an allowance for doubtful accounts on all receivables, including receivables sold, and vendor claims and receivables that did not meet certain eligibility requirements of the program, totaling $3.4 million as of May 3, 1997 and $4.7 million as of February 1, 1997.

3.      MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with these related costs. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at February 1, 1997. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment.

4.      DEBT OBLIGATIONS

Revolving Lines of Credit.     The Company has a
revolving line of credit arrangement with Congress
Financial Corporation ("Congress") which provides the Company with an $80.0 million working capital facility through March 30, 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 2.5% (8.4% at May 3, 1997), with no interest charged on the unused portion of the line of credit. Under the agreement, the Company also has the potential of reducing the interest rate by 1/4% each year, up to a maximum possible reduction of 1/2% beginning in fiscal 1998, if specified pre-tax income levels are attained by the Company. The maximum amount available for borrowings under the line of credit was $57.6 million as of May 3, 1997, of which $32.7 million was outstanding as of that date. Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of May 3, 1997.

The Company also has a revolving line of credit arrangement with Bank Hapoalim (Note 2) which provides for additional borrowings of up to $15.0 million through March 30, 1999. Borrowings are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, the Company's borrowing capacity under the line of credit with Bank Hapoalim is subject to seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 1.0% (6.7% at May 3, 1997). At May 3, 1997, $1.9 million, which was the maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim.

Long-Term Borrowings.     The Company has four
fifteen-year mortgage loans with Midland Commercial
Funding
("Midland") with outstanding balances totaling $19.7 million at May 3, 1997. The Midland loans, due October and November 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities as of May 3, 1997: (i) a 10.45% mortgage loan payable with Heller Financial, Inc. ("Heller"), due January 2002, with an outstanding loan balance of $4.4 million; (ii) an additional
9.97% mortgage loan payable with Heller, due April
2004, with an outstanding loan balance of $6.0 million;
(iii) two 10.0% notes payable to Federated Department
Stores, Inc. ("Federated"), due March and July 2001, with outstanding balances totaling $2.2 million; and
(iv) other long-term obligations with outstanding balances totaling $2.3 million.

Certain of the Company's long-term debt and lease agreements contain various restrictive covenants. The
Company was in compliance with all such restrictive covenants as of May 3, 1997.

5.      LEASE ARRANGEMENT

As described more fully in the Company's 1996 Annual
Report on Form 10-K, in March 1996 the Company finalized an agreement with Broadway Stores, Inc.
("Broadway"), a wholly-owned subsidiary of Federated, and the landlord, whereby the Company vacated its present location in the Vintage Faire Mall in Modesto, California and sub-leased the Broadway's former store in that mall for the remaining twelve years of the Broadway lease. The Company recognized a gain of $823,000 in the first quarter of 1996 upon the termination of the original lease, which was accounted for as a capital lease by the Company, representing the difference between the capital lease obligation and the net book value of the related assets recorded under the capital lease, and such gain is included in service charges and other income in the accompanying financial statements. The new lease has been accounted for as an operating lease for financial reporting purposes.

6.      CONTINGENCIES

The Company received $3.3 million in the first quarter of fiscal 1996 in connection with the filing of certain amended income tax returns. The Internal Revenue
Service is currently examining the amended income tax returns and, on a preliminary basis, has proposed certain adjustments to those returns. While it is currently impossible to determine the final disposition of this matter, management does not believe the ultimate resolution of the matter will have a material adverse effect on the financial position or results of operations of the Company.

In addition to matter described above, the Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

7.      NEW ACCOUNTING STANDARD

Effective for periods ending after December 31, 1997, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards No. 128
"Earnings Per Share". At that time, the Company will be required to change the method currently used to calculate earnings per share and restate all prior interim and annual periods presented. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded. A calculation of diluted earnings per share will also be required, however is not expected to differ materially from basic earnings per share. The adoption of the new standard is not expected to have a material impact on previously reported earnings per share.

GOTTSCHALKS INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND   RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements.

Thirteen Weeks Ended May 3, 1997 Compared To Thirteen
Weeks Ended May 4, 1996

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated
Statements of Operations as a percent of net sales:

                                     First Quarter
                                    1997      1996

Net sales                         100.0%     100.0%
Service charges & other income      3.9        4.5
                                  103.9      104.5
Costs and Expenses:
  Cost of sales                    68.5       68.6
  Selling, general & administrative
    expenses                       32.6       32.7
  Depreciation & amortization       1.7        2.2
  Interest expense                  2.9        3.4
                                  105.7      106.9

LOSS BEFORE INCOME TAX BENEFIT     (1.8)      (2.4)

  Income tax benefit               (0.7)      (0.9)

NET LOSS                           (1.1)%     (1.5)%

Net Sales

Net sales increased by $4.9 million to $90.5 million in the first quarter of 1997 as compared to $85.6 million in the first quarter of 1996, an increase of 5.8%. This increase resulted from a 5.2% increase in comparable store sales, combined with additional sales volume generated by one new store opened in Reno, Nevada in March 1996 that was not open for the entire period in the prior year.

The Company has entered into agreements to open two additional stores in fiscal 1997, to be located in Santa Rosa and Sonora, California. While these stores are expected to open in the third quarter of fiscal
1997, there can be no assurance that such openings will not be delayed subject to a variety of conditions precedent or other factors.

Service Charges and Other Income

Service charges and other income decreased by approximately $300,000 to $3.5 million in the first quarter of 1997 as compared to $3.8 million in the first quarter of 1996, a decrease of 8.8%. As a percent of net sales, service charges and other income decreased to 3.9% in the first quarter of 1997 as compared to 4.5% in the first quarter of 1996.

Service charges associated with the Company's customer credit cards increased by approximately $400,000 to $3.0 million in the first quarter of 1997 as compared to $2.6 million in the first quarter of 1996, an increase of 13.8%. This increase is due to an increase in credit sales as a percent of total sales (46.3% in the first quarter of 1997 as compared to 43.7% in the first quarter of 1996), combined with additional income generated by increases to the interest rate charged on outstanding customer credit card balances and to the late charge fee assessed on delinquent credit card balances, both effective in late fiscal 1996. The increase in credit sales is primarily due to the Company's new "Gottschalks Rewards" program, introduced during the first quarter of 1997, which offers a rebate of up to 5% of annual credit purchases on the Company's credit card which can be applied towards future purchases of merchandise.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, decreased by approximately $700,000 to $500,000 in the first quarter of 1997 as compared to $1.2 million in the first quarter of 1996. Other income in the first quarter of 1997 included a gain on the sale of certain assets of $142,000. Other income in the first quarter of 1996 included a pre-tax gain of $823,000 resulting from the termination of a lease previously accounted for as a capital lease by the Company. (See Note 5 to the accompanying financial statements).

Cost of Sales

Cost of sales increased by approximately $3.3 million to $62.0 million in the first quarter of 1997 as compared to $58.7 million in the first quarter of 1996, an increase of 5.6%. The Company's gross margin percent increased to 31.5% in the first quarter of 1997 as compared to 31.4% in the first quarter of 1996.
Excluding the effect of certain indirect costs related to inventory which are reclassified to cost of sales by the Company for financial reporting purposes, the gross margin percent remained unchanged at 36.9% in the first quarters of 1997 and 1996.

The Company's interim gross margin percent may not be indicative of its gross margin percent for a full year, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year. Management believes the Company's fiscal 1997 LIFO adjustment will not materially effect its fiscal 1997 results of operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.5 million to $29.5 million in the first quarter of 1997 as compared to $28.0 million in the first quarter of 1996, an increase of 5.4%. As a percent of net sales, selling, general and administrative expenses decreased to 32.6% in the first quarter of 1997 as compared to 32.7% in the first quarter of 1996.
Including the effects of certain indirect costs related to inventory which are reclassified to cost of sales for financial reporting purposes, selling, general and administrative costs as a percent of sales decreased to 37.9% in the first quarter of 1997 as compared to 38.1% in the first quarter of 1996. The Company has continued to leverage its selling, general and administrative expense structure against a higher selling base.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, decreased by approximately $300,000 to $1.6 million in the first quarter of 1997 as compared to $1.9 million in the first quarter of 1996, a decrease of 18.3%. As a percent of net sales, depreciation and amortization decreased to 1.7% in the first quarter of 1997 as compared to 2.2% in the first quarter of 1996. The decrease (in dollars) is primarily due to the amortization of new store pre-opening costs, which decreased by $300,000 as compared to the same period of the prior year. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales remained unchanged at 1.6% in the first quarters of 1997 and 1996.

Store pre-opening costs represent certain costs associated with the opening of new stores. Such costs are deferred and amortized generally on a straight-line basis not to exceed a twelve month period. All costs related to fiscal 1996 new store openings were fully amortized by the end of the first quarter of fiscal
1997.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately
$200,000 to $2.6 million in the first quarter of 1997 as compared to $2.8 million in the first quarter of 1996, a decrease of 8.3%. Due to the increase in sales volume, interest expense as a percent of net sales decreased to 2.9% in the first quarter of 1997 as compared to 3.4% in the first quarter of 1996. The decrease (in dollars) is due to a decrease in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit
(8.0% in the first quarter of 1997 as compared to 8.5% in the first quarter of 1996), combined with lower average outstanding borrowings under the Company's lines of credit due to improved operating results and lower costs associated with new store openings as compared to the same period of the prior year. This decrease was partially offset by higher interest costs associated with additional long-term financing arrangements entered into during fiscal 1996, including the $6.0 million mortgage loan with Heller Financial, Inc. ("Heller"). (See "Liquidity and Capital
Resources").

Income Taxes

The Company's interim effective tax credits of (41.0%) in the first quarter of 1997 and (37.0%) in the first quarter of 1996 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

As a result of the foregoing, the Company reduced its net loss by approximately $300,000 to a net loss of $987,000 in the first quarter of 1997 as compared to a net loss of $1.3 million in the first quarter of 1996.
On a per share basis, the net loss was reduced by $.04 per share to a net loss of ($.09) per share in the first quarter of 1997 as compared to a net loss of ($.13) per share in the first quarter of 1996.

Liquidity and Capital Resources

Sources of Liquidity.

As described more fully in the Company's 1996 Annual
Report on Form 10-K and Notes 2 and 4 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of borrowings under its revolving lines of credit and its securitization program.
Revolving Lines of Credit.

The Company has a revolving line of credit arrangement with Congress Financial Corporation ("Congress") which provides the Company with an $80.0 million working capital facility through March 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 2.5% (8.4% at May 3, 1997), with no interest charged on the unused portion of the line of credit. The Company also has the potential to reduce the interest rate by 1/4% each year, up to a maximum possible reduction of 1/2% beginning in fiscal 1998, if specified pre-tax income levels are attained by the Company. The maximum amount available for borrowings under the line of credit with Congress was $57.6 million as of May 3, 1997, of which $32.7 million was outstanding as of that date. Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of May 3, 1997.

The Company also has a revolving line of credit with Bank Hapoalim which provides for additional borrowings of up to $15.0 million through March 1999. The
Company's borrowing capacity under the line of credit with Bank Hapoalim is limited to a percentage of the outstanding balance of receivables collateralizing the line, and is therefore subject to seasonal variations that may affect the outstanding balance of such receivables. Interest on outstanding borrowings under the line of credit is charged at a rate equal to approximately LIBOR plus 1.0%, (6.7% at May 3, 1997).
At May 3, 1997, $1.9 million, which was the maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank
Hapoalim.  The issuance of an additional Fixed Base
Certificate under the Company's receivables securitization program in 1996 reduced the level of receivables available to collateralize the Variable
Base Certificate, thus reducing the Company's current borrowing capacity under the facility.

Receivables Securitization Program.
The Company's receivables securitization program provides the Company with an additional source of working capital financing that is generally more cost effective than traditional debt financing. Since 1994, the Company has issued $40.0 million 7.35% Fixed Base
Certificates (the "1994 Fixed Base Certificates") and a
$6.0 million 6.79% Fixed Base Certificate (the "1996
Fixed Base Certificate") under the program. Proceeds from the issuances of the 1994 and 1996 Fixed Base
Certificates (collectively the "Fixed Base
Certificates") were primarily used to reduce or repay previously outstanding higher interest bearing debt obligations of the Company and pay certain costs associated with the transactions. Interest is earned by the certificateholders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing
September 1998 through September 1999, through the application of credit card principal collections during that period. Management currently intends to refinance the Fixed Base Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying those certificates as of May 3, 1997 and February 1, 1997 and the corresponding debt obligations have been excluded from the accompanying financial statements.

A Variable Base Certificate was also issued under the program in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim as collateral for the previously described revolving line of credit agreement with that bank.

Other Financings.
The Company's long-term financing arrangements are described more fully in Note 4 to the accompanying financial statements. During the first quarter of 1997, the Company received the final $3.0 million of its total $6.0 million mortgage loan with Heller
Financial, Inc. ("Heller").

Management believes the previously described sources of liquidity are sufficient for its working capital, capital expenditure and debt service requirements, in addition to its long-term growth plans at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

Additional Cash Flow Analysis.
Cash flows from operating activities consists primarily of the net loss adjusted for certain non-cash income and expense items, including depreciation and amortization and the provision for credit losses, and changes in operating assets and liabilities, including receivables, merchandise inventory and other current and long-term assets and liabilities. Net cash used in operating activities was ($1.1) million in the first quarter of 1997 as compared to net cash provided by operating activities of $2.7 million in the first quarter of 1996. Cash used in operating activities in the first quarter of 1997 reflects an increase in inventory resulting from the earlier receipt of certain summer apparel merchandise and a decrease in accrued expenses resulting from the timing of the payment of certain routine items, including sales tax, as compared to the prior year. Such uses of cash were partially offset by cash provided by the return of certain outstanding deposits and a larger decrease in customer credit card receivables versus the prior year due to the more timely payment of customer account balances during the period. Net cash provided by operating activities in the first quarter of 1996 benefitted from the payment of approximately $7.6 million of operating expenses related to the first quarter of 1996 during the 53rd week of fiscal 1995 and the receipt of $3.3 million in connection with the filing of certain amended income tax returns. The variances in merchandise inventory and credit card receivable balances from amounts reported at year end are primarily seasonal in nature, in that inventory levels are typically at their lowest level after the Christmas selling season and steadily increase in the months thereafter and receivables are typically at their highest level after the Christmas selling season and decline in the months thereafter as customers repay their account balances.

Net cash used in investing activities was $883,000 in the first quarter of 1997 as compared to $3.2 million in the first quarter of 1996, a decrease of approximately $2.3 million. Net cash used in investing activities in the first quarters of 1997 and 1996 consisted primarily of capital expenditures for tenant improvements, fixtures and equipment for new and certain existing store locations, net of amounts received as reimbursement for certain of those expenditures. Such expenditures were also partially offset by proceeds from the sale of certain assets during those periods. Consistent with their scheduled completion dates, capital expenditures for new stores and store remodel projects will be incurred more heavily in the second half of fiscal 1997 as compared to the first half of fiscal 1996.

Net cash provided by financing activities was $2.2 million in the first quarter of 1997 as compared to $201,000 in the first quarter of 1996, an increase of $2.0 million. Net cash provided by financing activities in the first quarter of 1997 includes the $3.0 million proceeds received from the previously described mortgage loan with Heller.

The Company's 1997 expansion program currently includes the opening of two new department stores to be located in Santa Rosa and Sonora, California. The Company has also commenced the remodel and 23,000 square foot expansion of its existing store located in the Valley
Plaza Mall in Bakersfield, California and certain other store remodel projects. The remaining estimated cost to complete these projects as of May 3, 1997, net of amounts to be contributed by a mall owner, is $8.5 million. Management expects to complete these projects during the second half of fiscal 1997, however, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

Safe Harbor Statement

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company, and such forward-looking statements can be identified by words including, but not limited to:
will, believes, anticipates, intends and expects.

As described more fully in the Company's 1996 Annual
Report on Form 10-K, these forward-looking statements are qualified by important factors that could cause actual results to differ materially from those identified in such forward-looking statements. Results actually achieved thus may differ materially from expected results in these statements as a result of those factors or other factors affecting the Company.

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

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On June 12, 1997, the Company announced that it is currently in discussions with another retail company to form a strategic alliance which would result in an increase in its department store base by approximately
20% to 30%. No agreement in principal as to the terms of the alliance has been reached at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the
        requirements of Item 601 of Regulation S-K:

Exhibit No.            Description

  99                Press Release dated June 12, 1997

  27                Financial Data Schedule


(b) The Company did not file Current Reports on Form 8-K during the thirteen week period ended May 3, 1997.


                  SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Gottschalks Inc.
                           (Registrant)




  June 16, 1997
                         \s\ Joseph W. Levy
                             (Joseph W. Levy,
                             Chairman and Chief
                             Executive Officer)




 June 16, 1997           \s\ Alan A. Weinstein
                            (Alan A. Weinstein,
                            Senior Vice President and
                            Chief Financial Officer)