Form 10-Q
period 1997-08-02
GOTTSCHALKS INC
filed 1997-09-15
CIK 790414

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

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

The number of shares of the Registrant's common stock outstanding as of August 31, 1997 was 10,472,915.

INDEX


GOTTSCHALKS INC. AND SUBSIDIARIES



                                               Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

    Condensed consolidated balance sheets -
      August 2, 1997 and February 1, 1997           2

    Consolidated statements of operations -
      thirteen and twenty-six weeks ended
           August 2, 1997 and August 3, 1996        3

    Condensed consolidated statements of cash
       flows - twenty-six weeks ended August 2,
           1997 and August 3, 1996                  4

    Notes to condensed consolidated financial
       statements - thirteen and twenty-six weeks
           ended  August 2, 1997 and
            August 3, 1996                       5 -9

Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of
           Operations                           10-19


PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Related
            Stockholder Matters                   20

Item 4.    Submission of Matters to a Vote of
             Security Holders                     20

Item 6.     Exhibits and Reports on Form 8-K      20


SIGNATURES                                        21










PART I. FINANCIAL INFORMATION

Item I.     GOTTSCHALKS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)
                               August 2, 1997    February 1, 1997
                                  (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                            $   4,317           $    4,764
  Cash held by GCC Trust                279                1,895
  Receivables - net                  14,229               25,507
  Merchandise inventories            98,930               89,472
  Other                               9,101               12,593
          Total current assets      126,856              134,231

PROPERTY AND EQUIPMENT              131,413              127,258
  Less accumulated depreciation
    and amortization                 42,717               39,888
                                     88,696               87,370
OTHER LONG-TERM ASSETS                9,235               11,592
                                   $224,787             $233,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit        $  6,408             $ 13,904
  Cash management liability           6,400                1,504
  Trade accounts payable             22,361               19,906
  Accrued expenses and other
    liabilities                      13,417               18,076
  Taxes, other than income taxes      4,099                8,202
  Current portion of long-term
     obligations                      2,805                2,408
          Total current liabilities  55,490               64,000

LONG-TERM OBLIGATIONS
  (less current portion):
  Line of credit                     25,000               25,000
  Notes and mortgage loans payable   31,446               29,861
  Capitalized lease obligations       5,284                5,380
                                     61,730               60,241

DEFERRED INCOME                      19,194               19,580
DEFERRED LEASE PAYMENTS AND OTHER     9,470                9,233

STOCKHOLDERS' EQUITY                 78,903               80,139
                                   $224,787             $233,193


See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)
                                Thirteen Weeks     Twenty-Six Weeks
                                     Ended              Ended
                             August 2,   August 3,  August 2,  August 3,
                               1997        1996       1997       1996

Net sales                  $  99,997    $ 95,675    $190,503    $181,235
Service charges & other
  income                       3,133       3,277       6,625       7,106
                             103,130      98,952     197,128     188,341
COSTS & EXPENSES:
Cost of sales                 67,718      65,283     129,715     124,013
Selling, general &
  administrative expenses     31,811      30,370      61,316      58,373
Depreciation &  amortization   1,430       1,786       2,985       3,691
Interest expense               2,593       2,758       5,207       5,608
                             103,552     100,197     199,223     191,685

LOSS BEFORE INCOME TAX
  BENEFIT                       (422)     (1,245)     (2,095)     (3,344)

Income tax benefit              (174)       (460)       (860)     (1,237)

NET LOSS                   $    (248)   $   (785)   $ (1,235)  $  (2,107)

Net loss per common share  $   (0.02)   $  (0.07)   $  (0.12)  $   (0.20)

Weighted average number of
  common shares outstanding   10,473      10,473      10,473       10,450









See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)
(In thousands of dollars)
                                                   Twenty-Six Weeks
                                                        Ended
                                              August 2,       August 3,
                                               1997              1996
OPERATING ACTIVITIES:
  Net loss                                $  (1,235)  $       (2,107)
  Adjustments:
     Depreciation and amortization            2,985            3,691
     Provision for credit losses              1,095            1,175
     Net gain from termination of
       capital leases                                         (1,344)
     Income tax refunds received                               3,311
     Other adjustments, net                  (1,010)          (1,413)
     Changes in operating assets and
       liabilities:
        Receivables, net                     10,183           12,405
        Merchandise inventories              (9,165)         (12,065)
        Trade accounts payable                2,433            2,270
        Other current and long-term assets
          and liabilities                    (2,541)          (3,948)
             Net cash provided by operating
               activities                     2,745            1,975
INVESTING ACTIVITIES:
  Purchases of property and equipment,
     net of reimbursements received          (4,577)          (3,870)
  Proceeds from sale of assets and
     sale/leaseback arrangement                 352            1,938
  Distribution from limited partnership         110               43
           Net cash used in investing
             activities                      (4,115)          (1,889)

FINANCING ACTIVITIES:
  Net payments under lines of credit         (7,496)            (543)
  Proceeds from long-term obligations         3,214
  Principal payments on long-term
    obligations                              (1,328)          (1,076)
  Changes in cash management liability
    and other                                 6,533            1,033
           Net cash provided by (used in)
              financing activitie               923             (586)
DECREASE IN CASH                               (447)            (500)

CASH AT BEGINNING OF YEAR                     4,764            5,113

CASH AT END OF PERIOD                      $  4,317        $   4,613

See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Thirteen and Twenty-Six Weeks Ended August 2, 1997 and
August 3, 1996

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of thirty-six "Gottschalks" department stores and twenty-four "Village East" specialty stores located primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada. Gottschalks department stores are generally located as anchor tenants in regional shopping malls and typically offer a wide range of brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics and accessories, home furnishings and other consumer goods.
Village East specialty stores offer apparel for larger women.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc., its wholly-owned subsidiary,
Gottschalks Credit Receivables Corporation ("GCRC") and
Gottschalks Credit Card Master Trust ("GCC Trust").
(See Note 3). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended August 2, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998 (fiscal
1997), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment
("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 4). These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997 (the "1996 Annual Report on Form
10-K").

The condensed consolidated balance sheet at February 1, 1997 has been derived from the audited consolidated financial statements at that date. Certain amounts in the accompanying financial statements for the fiscal
1996 interim period have been reclassified to conform with fiscal 1997 presentation.

2. PROPOSED ACQUISITION OF THE HARRIS COMPANY

On July 3, 1997, the Company entered into a non-binding letter of intent with El Corte Ingles ("ECI"), of Spain, and The Harris Company ("Harris") which contemplates the purchase of all of the common stock of Harris. Harris, a wholly-owned subsidiary of ECI, currently operates nine department stores located throughout Southern California. The letter of intent contemplates that the purchase price would consist of common stock of the Company and junior subordinated debt to be issued to ECI. The acquisition is subject to due diligence by the parties, the execution of definitive agreements and a variety of other conditions precedent, including the approval by the stockholders of the Company. The acquisition, if consummated, would not occur until the fourth quarter of fiscal 1997, at the earliest.

3. RECEIVABLES SECURITIZATION PROGRAM

The Company's receivables securitization program provides the Company with a source of working capital financing that is generally more cost effective than traditional debt financing. Under the program, the Company automatically sells all of its accounts receivable arising under its private-label customer credit cards to its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master
Trust ("GCC Trust"), to be used as collateral for securities issued to investors. The Company services and administers the receivables in return for a monthly servicing fee. The following securities have been issued under the securitization program:

Fixed Base Certificates.     In 1994, certain of the
receivables were sold through the issuance of $40.0
million principal amount 7.35% Fixed Base Class A-1
Credit Card Certificates (the "1994 Fixed Base
Certificates"). An additional $6.0 million principal amount 6.79% Fixed Base Class A-1 Credit Card
Certificate (the "1996 Fixed Base Certificate") was issued in late fiscal 1996 under the program. Proceeds from the issuances of the 1994 and 1996 Fixed Base
Certificates (collectively the "Fixed Base
Certificates") were used primarily to reduce or repay previously outstanding higher interest bearing debt obligations of the Company and pay certain costs associated with the transactions. Interest on the Fixed Base Certificates is earned by the certificateholders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing
September 1998 through September 1999, through the application of the principal portion of credit card collections during the period. Management currently intends to refinance the Fixed Base Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying the Fixed Base Certificates as of August 2,
1997 and February 1, 1997 and the corresponding debt obligations have been excluded from the accompanying financial statements.

Variable Base Certificate.      A Variable Base Class
A-2 Credit Card Certificate ("Variable Base
Certificate") was also issued in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim, as collateral for a revolving line of credit financing arrangement with that bank (Note 5). The issuance of the Variable Base Certificate was accounted for as a financing for financial reporting purposes and the receivables underlying the Variable Base Certificate, totaling $714,000 at August 2, 1997 and $9.0 million at February 1, 1997, are included in receivables reported in the accompanying financial statements.

The Company retained an ownership interest in certain of the receivables sold or financed under the program, represented by Subordinated and Exchangeable
Certificates. The outstanding principal balances of receivables underlying those certificates totaled $9.7 million at August 2, 1997 and $11.8 million at February
1, 1997, and such amounts are included in receivables reported in the accompanying financial statements.
Receivables also include receivables that did not meet certain eligibility requirements of the program, an allowance for doubtful accounts on all receivables, including receivables sold, and accrued finance charges and vendor claims, totaling $3.8 million as of August
2, 1997 and $4.7 million as of February 1, 1997.

4.      MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with those related costs. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at February 1, 1997. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment.

5.      DEBT OBLIGATIONS

Revolving Lines of Credit.     The Company has a
revolving line of credit arrangement with Congress
Financial Corporation ("Congress") which provides the Company with an $80.0 million working capital facility through March 30, 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 2.5% (8.4% at August
2, 1997), with no interest charged on the unused portion of the line of credit. Under the agreement, the Company also has the potential of reducing the interest rate by 1/4% each year, up to a maximum possible reduction of 1/2% beginning in fiscal 1998, if specified pre-tax income levels are attained by the Company. The maximum amount available for borrowings under the line of credit was $55.0 million as of August
2, 1997, of which $30.8 million was outstanding as of that date. Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of August 2, 1997.

The Company also has a revolving line of credit arrangement with Bank Hapoalim (Note 2) which provides for additional borrowings of up to $15.0 million through March 30, 1999. Borrowings are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, the Company's borrowing capacity under the line of credit with Bank Hapoalim is subject to seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 1.0% (6.6% at August
2, 1997). At August 2, 1997, $600,000, which was the
maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim.

Long-Term Borrowings.   The Company has four fifteen-year mortgage
loans with Midland Commercial Funding
("Midland") with outstanding balances totaling $19.6 million at August 2, 1997. The Midland loans, due
October and November 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities as of August
2, 1997: (i) a 10.45% mortgage loan payable with Heller Financial, Inc. ("Heller"), due January 2002, with an outstanding loan balance of $4.3 million; (ii) an additional 9.97% mortgage loan payable with Heller, due April 2004, with an outstanding loan balance of $5.7 million; (iii) two 10.0% notes payable to Federated Department Stores, Inc. ("Federated"), due
March and July 2001, with outstanding balances totaling
$2.1 million; and (iv) other long-term obligations with outstanding balances totaling $2.3 million.

Certain of the Company's long-term debt and lease agreements contain various restrictive covenants. The
Company was in compliance with all such restrictive covenants as of August 2, 1997.

6.      LEASE ARRANGEMENT

During 1996, the Company finalized agreements with Broadway Stores, Inc. ("Broadway"), a wholly-owned subsidiary of Federated, and the landlords, whereby the Company vacated its present location in the Vintage
Faire Mall in Modesto, California and sub-leased the Broadway's former store in that mall for the remaining twelve years of the Broadway lease. The Company also vacated its original location in the Fresno, California
Fashion Fair Mall and reopened a store in that mall under a new 20-year lease in the former Broadway store location. The Company recognized a pre-tax gain of $1.3 million in the first half of 1996 upon the termination of the original leases, which were accounted for as capital leases by the Company, representing the difference between the capital lease obligations and the net book value of the related assets recorded under the capital leases, and such gain is included in service charges and other income in the accompanying financial statements. The new leases have been accounted for as operating leases for financial reporting purposes.

7.      COMMITMENTS AND CONTINGENCIES

The Company received $3.3 million in the first quarter of fiscal 1996 in connection with the filing of certain amended income tax returns. The Internal Revenue
Service is currently examining the amended income tax returns and, on a preliminary basis, has proposed certain adjustments to those returns. While it is currently impossible to determine the final disposition of this matter, management does not believe that its ultimate resolution will have a material adverse effect on the financial position or results of operations of the Company.

In addition to the matter described above, the Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

The Company opened one new department store in Sonora, California in August 1997 and plans to open one additional new store in Santa Rosa, California in late
September 1997. The Company is also in the process of remodeling one existing store location. The estimated cost to complete these projects is $6.3 million. While management expects to complete these projects during the second half of 1997, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent and other factors.

8.      NEW ACCOUNTING STANDARD

Effective for periods ending after December 31, 1997, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards No. 128
"Earnings Per Share". At that time, the Company will be required to change the method currently used to calculate earnings per share and restate all prior interim and annual periods presented. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded. A calculation of diluted earnings per share will also be required, however it is not expected to differ materially from basic earnings per share. The adoption of the new standard is not expected to have a material impact on previously reported earnings per share.


GOTTSCHALKS INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND   RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. As described more fully in "Seasonality", the Company's results of operations, like most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the second half of each year.

Thirteen Weeks Ended August 2, 1997 Compared To
Thirteen Weeks Ended August 3, 1996

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated
Statements of Operations as a percent of net sales:

                                                   Second Quarter
                                              1997                 1996
Net sales                                    100.0%             100.0%
Service charges & other income                 3.1                3.4
                                             103.1              103.4
Costs and Expenses:
  Cost of sales                               67.7               68.2
  Selling, general & administrative expenses  31.8               31.7
  Depreciation & amortization                  1.4                1.9
  Interest expense                             2.6                2.9
                                             103.5              104.7
LOSS BEFORE INCOME TAX BENEFIT                (0.4)              (1.3)

  Income tax benefit                          (0.2)              (0.5)

NET LOSS                                      (0.2)%             (0.8)%



Net Sales

Net sales and comparable store sales increased by approximately $4.3 million to $100.0 million in the second quarter of 1997 as compared to $95.7 million in the second quarter of 1996, an increase of 4.5%. Sales increases were primarily in the areas of women's and children's apparel and cosmetic accessories.

No new stores were opened in the first two quarters of fiscal 1997. The Company opened one new store in Sonora, California in August 1997 and one additional store is planned to be opened in Santa Rosa, California in late September 1997.

Service Charges and Other Income

Service charges and other income decreased by approximately $200,000 to $3.1 million in the second quarter of 1997 as compared to $3.3 million in the second quarter of 1996, a decrease of 4.4%. As a percent of net sales, service charges and other income decreased to 3.1% in the second quarter of 1997 as compared to 3.4% in the second quarter of 1996.

Service charges associated with the Company's customer credit cards increased by approximately $100,000 to $2.7 million in the second quarter of 1997 as compared to $2.6 million in the second quarter of 1996, an increase of 3.9%. This increase is due to an increase in credit sales as a percent of total sales (44.6% in the second quarter of 1997 as compared to 44.5% in the second quarter of 1996), combined with additional income generated by increases to the interest rate charged on outstanding customer credit card balances and to the late charge fee assessed on delinquent credit card balances, both effective in late fiscal
1996. The increase in credit sales is primarily due to the Company's new "Gottschalks Rewards" program, introduced during the first quarter of 1997, which offers a rebate of up to 5% of annual credit purchases on the Company's credit card which can be applied towards future purchases of merchandise.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, decreased by approximately $300,000 to $400,000 in the second quarter of 1997 as compared to $700,000 in the second quarter of 1996. Other income in the second quarter of 1996 included a pre-tax gain of $311,000 resulting from the termination of a lease previously accounted for as a capital lease by the Company. (See Note 6 to the accompanying financial statements).

Cost of Sales

Cost of sales increased by approximately $2.4 million to $67.7 million in the second quarter of 1997 as compared to $65.3 million in the second quarter of 1996, an increase of 3.7%. Due to a reduction in markdowns, cost of sales decreased as a percentage of sales in the second quarter of 1997 as compared to the second quarter of 1996, resulting in an increase in the Company's gross margin percent to 32.3% in the second quarter of 1997 as compared to 31.8% in the second quarter of 1996. Excluding the effect of certain indirect costs related to inventory which are reclassified to cost of sales by the Company for financial reporting purposes, the gross margin percent increased to 37.2% in the second quarter of 1997 as compared to 36.8% in the second quarter of 1996.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.4 million to $31.8 million in the second quarter of 1997 as compared to $30.4 million in the second quarter of 1996, an increase of 4.7%. As a percent of net sales, selling, general and administrative expenses increased to 31.8% in the second quarter of 1997 as compared to 31.7% in the second quarter of 1996. Including the effects of certain indirect costs related to inventory which are reclassified to cost of sales for financial reporting purposes, selling, general and administrative costs as a percent of sales decreased to 36.6% in the second quarter of 1997 as compared to 36.7% in the second quarter of 1996.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, decreased by approximately $400,000 to $1.4 million in the second quarter of 1997 as compared to $1.8 million in the second quarter of 1996, a decrease of 19.9%. As a percent of net sales, depreciation and amortization decreased to 1.4% in the second quarter of 1997 as compared to 1.9% in the second quarter of 1996. The decrease (in dollars) is primarily due to the amortization of new store pre-opening costs, which decreased by approximately $400,000 as compared to the same period of the prior year because of the reduction in the level of new store openings. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales remained unchanged at 1.4% in the second quarters of 1997 and 1996.

Store pre-opening costs represent certain costs associated with the opening of new stores. Such costs are deferred and amortized generally on a straight-line basis not to exceed a twelve month period. Management expects the amortization of new store pre-opening costs to increase in the second half of 1997 as a result of completing and opening the two new stores in Sonora and Santa Rosa, California.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately
$200,000 to $2.6 million in the second quarter of 1997 as compared to $2.8 million in the second quarter of 1996, a decrease of 6.0%. Due to the increase in sales volume, interest expense as a percent of net sales decreased to 2.6% in the second quarter of 1997 as compared to 2.9% in the second quarter of 1996. The decrease (in dollars) is due to a decrease in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit
(8.3% in the second quarter of 1997 as compared to 8.7% in the second quarter of 1996), combined with lower average outstanding borrowings under the Company's lines of credit due to improved operating results as compared to the same period of the prior year. These decreases were partially offset by higher interest costs associated with additional long-term financing arrangements entered into during fiscal 1996, including the $6.0 million mortgage loan with Heller Financial, Inc. ("Heller"). (See "Liquidity and Capital
Resources").


Income Taxes

The Company's interim effective tax credits of (41.0%) in the second quarter of 1997 and (37.0%) in the second quarter of 1996 relate to net losses incurred during those periods and represent the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

As a result of the foregoing, the Company reduced its net loss by $537,000 to a net loss of $248,000 in the second quarter of 1997 as compared to a net loss of $785,000 in the second quarter of 1996. On a per share basis, the net loss was reduced by $.05 per share to a net loss of ($.02) per share in the second quarter of 1997 as compared to a net loss of ($.07) per share in the second quarter of 1996.

Twenty-Six Weeks Ended August 2, 1997 Compared To
Twenty-Six Weeks Ended August 3, 1996


                                                First Half
                                              1997           1996
Net sales                                    100.0%         100.0%
Service charges & other income                 3.5            3.9
                                             103.5          103.9
Costs and Expenses:
  Cost of sales                               68.1           68.4
  Selling, general & administrative expenses  32.2           32.2
  Depreciation & amortization                  1.6            2.0
  Interest expense                             2.7            3.1
                                             104.6          105.7

LOSS BEFORE INCOME TAX BENEFIT                (1.1)          (1.8)

  Income tax benefit                          (0.5)          (0.6)

NET LOSS                                      (0.6)%         (1.2)%


Net Sales

Net sales increased by approximately $9.3 million to $190.5 million in the first half of 1997 as compared to $181.2 million in the first half of 1996, an increase of 5.1%. This increase resulted from a 5.0% increase in comparable store sales, combined with additional sales volume generated by one new store which was opened in Reno, Nevada in March 1996 that was not open for the entire first half in the prior year. Sales increases were primarily in the areas of women's and children's apparel and cosmetic accessories.

Service Charges and Other Income

Service charges and other income decreased by approximately $500,000 to $6.6 million in the first half of 1997 as compared to $7.1 million in the first half of 1996, a decrease of 6.8%. As a percent of net sales, service charges and other income decreased to 3.5% in the first half of 1997 as compared to 3.9% in the first half of 1996.

Service charges associated with the Company's customer credit cards increased by approximately $500,000 to $5.7 million in the first half of 1997 as compared to $5.2 million in the first half of 1996, an increase of 10.2%. This increase is due to an increase in credit sales as a percent of total sales (45.3% in the first half of 1997 as compared to 44.6% in the first half of
1996), combined with additional income generated by increases to the interest rate charged on outstanding customer credit card balances and to the late charge fee assessed on delinquent credit card balances, both effective in late fiscal 1996. The increase in credit sales is primarily due to the Company's new
"Gottschalks Rewards" program, introduced during the first quarter of 1997, which offers a rebate of up to 5% of annual credit purchases on the Company's credit card which can be applied towards future purchases of merchandise.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, decreased by approximately $1.0 million to $900,000 in the first half of 1997 as compared to $1.9 million in the first half of 1996. Other income in the first half of 1997 included a gain on the sale of certain assets of $142,000. Other income in the first half of 1996 included a pre-tax gain of $1.3 million resulting from the termination of two leases previously accounted for as capital leases by the Company. (See Note 6 to the accompanying financial statements).

Cost of Sales

Cost of sales increased by approximately $5.7 million to $129.7 million in the first half of 1997 as compared to $124.0 million in the first half of 1996, an increase of 4.6%. Due to a reduction in markdowns, cost of sales decreased as a percentage of sales in the second quarter of 1997 as compared to the second quarter of 1996, resulting in an increase in the Company's gross margin percent to 31.9% in the second quarter of 1997 as compared to 31.6% in the second quarter of 1996. Excluding the effect of certain indirect costs related to inventory which are reclassified to cost of sales by the Company for financial reporting purposes, the gross margin percent increased to 37.1% in the first half of 1997 as compared to 36.9% in the first half of 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $2.9 million to $61.3 million in the first half of 1997 as compared to $58.4 million in the first half of 1996, an increase of 5.0%. As a percent of net sales, selling, general and administrative expenses remained unchanged at 32.2% in the first half of 1997 and 1996. Including the effects of certain indirect costs related to inventory which are reclassified to cost of sales for financial reporting purposes, selling, general and administrative costs as a percent of sales decreased to 37.2% in the first half of 1997 as compared to 37.3% in the first half of 1996.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, decreased by approximately $700,000 to $3.0 million in the first half of 1997 as compared to $3.7 million in the first half of 1996, a decrease of 19.1%. As a percent of net sales, depreciation and amortization decreased to 1.6% in the first half of 1997 as compared to 2.0% in the first half of 1996. The decrease (in dollars) is primarily due to the amortization of new store pre-opening costs, which decreased by approximately $700,000 as compared to the same period of the prior year because of the reduction in the level of new store opening. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales remained unchanged at 1.5% in the first half of 1997 and 1996.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately
$400,000 to $5.2 million in the first half of 1997 as compared to $5.6 million in the first half of 1996, a decrease of 7.2%. Due to the increase in sales volume, interest expense as a percent of net sales decreased to 2.7% in the first half of 1997 as compared to 3.1% in the first half of 1996. The decrease (in dollars) is due to a decrease in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit (8.1% in the first half of 1997 as compared to 8.6% in the first half of 1996), combined with lower average outstanding borrowings under the Company's lines of credit due to improved operating results as compared to the same period of the prior year. These decreases were partially offset by higher interest costs associated with additional long-term financing arrangements entered into during fiscal
1996, including the $6.0 million mortgage loan with Heller Financial, Inc. ("Heller"). (See "Liquidity and
Capital Resources").

Income Taxes

The Company's interim effective tax credits of (41.0%) in the first half of 1997 and (37.0%) in the first half of 1996 relate to net losses incurred during those periods and represent the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

As a result of the foregoing, the Company reduced its net loss by approximately $900,000 to a net loss of $1.2 in the first half of 1997 as compared to a net loss of $2.1 million in the first half of 1996. On a per share basis, the net loss was reduced by $.08 per share to a net loss of ($.12) per share in the first half of 1997 as compared to a net loss of ($.20) per share in the first half of 1996.

Liquidity and Capital Resources

Sources of Liquidity.
As described more fully in the Company's 1996 Annual
Report on Form 10-K and Notes 3 and 5 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash generated by operations, borrowings under its revolving lines of credit and its receivables securitization program.

Revolving Lines of Credit.
The Company has a revolving line of credit arrangement with Congress Financial Corporation ("Congress") which provides the Company with an $80.0 million working capital facility through March 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 2.5% (8.4% at August
2, 1997), with no interest charged on the unused portion of the line of credit. The Company also has the potential to reduce the interest rate by 1/4% each year, up to a maximum possible reduction of 1/2% beginning in fiscal 1998, if specified pre-tax income levels are attained by the Company. The maximum amount available for borrowings under the line of credit with Congress was $55.0 million as of August 2, 1997, of which $30.8 million was outstanding as of that date.
Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of August
2, 1997.

The Company also has a revolving line of credit with Bank Hapoalim which provides for additional borrowings of up to $15.0 million through March 1999. The
Company's borrowing capacity under the line of credit with Bank Hapoalim is limited to a percentage of the outstanding balance of receivables collateralizing the line, and is therefore subject to seasonal variations that may affect the outstanding balance of such receivables. Interest on outstanding borrowings under the line of credit is charged at a rate equal to approximately LIBOR plus 1.0%, (6.6% at August 2,
1997).  At August 2, 1997, $600,000, which was the
maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim. The issuance of an additional Fixed
Base Certificate under the Company's receivables securitization program in 1996 reduced the level of receivables available to collateralize the Variable
Base Certificate, thus reducing the Company's current borrowing capacity under the facility.

Receivables Securitization Program.
The Company's receivables securitization program provides the Company with an additional source of working capital financing that is generally more cost effective than traditional debt financing. Since 1994, the Company has issued $40.0 million 7.35% Fixed Base
Certificates (the "1994 Fixed Base Certificates") and a
$6.0 million 6.79% Fixed Base Certificate (the "1996
Fixed Base Certificate") under the program. Proceeds from the issuances of the 1994 and 1996 Fixed Base
Certificates (collectively the "Fixed Base
Certificates") were primarily used to reduce or repay previously outstanding higher interest bearing debt obligations of the Company and pay certain costs associated with the transactions. Interest is earned by the certificateholders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing
September 1998 through September 1999, through the application of credit card principal collections during that period. Management currently intends to refinance the Fixed Base Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying those certificates as of August 2, 1997 and February 1, 1997 and the corresponding debt obligations have been excluded from the accompanying financial statements.

A Variable Base Certificate was also issued under the program in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim as collateral for the previously described revolving line of credit agreement with that bank.

Other Financings.
The Company's long-term financing arrangements are described more fully in Note 5 to the accompanying financial statements. During the first quarter of 1997, the Company received the final $3.0 million of its total $6.0 million mortgage loan with Heller
Financial, Inc. ("Heller").

Management believes the previously described sources of liquidity are sufficient for its working capital, capital expenditure and debt service requirements, in addition to its long-term growth plans at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

Additional Cash Flow Analysis.
Cash flows from operating activities consists primarily of the net loss adjusted for certain non-cash income and expense items, including depreciation and amortization and the provision for credit losses, and changes in operating assets and liabilities, including receivables, merchandise inventory and other current and long-term assets and liabilities. Net cash provided by operating activities was $2.7 million in the first half of 1997 as compared to $2.0 million in the first half of 1996. The variances in merchandise inventory and credit card receivable balances from amounts reported at year end are primarily seasonal in nature, in that inventory levels are typically at their lowest level after the Christmas selling season and steadily increase in the months thereafter and receivables are typically at their highest level after the Christmas selling season and decline in the months thereafter as customers repay their account balances.

Net cash used in investing activities was $4.1 million in the first half of 1997 as compared to $1.9 million in the first half of 1996, an increase of $2.2 million.
Net cash used in investing activities in the first half of 1997 and 1996 consisted primarily of capital expenditures for tenant improvements, fixtures and equipment for new and certain existing store locations, net of amounts received as reimbursement for certain of those expenditures. Such expenditures were also partially offset by proceeds from the sale of certain assets during those periods. Consistent with their scheduled completion dates, capital expenditures for new stores and store remodel projects will continue to increase throughout the second half of fiscal 1997.

Net cash provided by financing activities was $923,000 in the first half of 1997 as compared net cash used in financing activities of $586,000 in the first half of 1996, an increase of approximately $1.5 million. Net cash provided by financing activities in the first half of 1997 includes the $3.0 million proceeds received from the previously described mortgage loan with Heller.

The Company's 1997 expansion program included the opening of one new department store in Sonora, California in August 1997 and the scheduled opening of an additional new store in Santa Rosa, California, in late September 1997. The Company has also commenced the remodel and 23,000 square foot expansion of its existing store located in the Valley Plaza Mall in Bakersfield, California and certain other store remodel projects. The remaining estimated cost to complete these projects as of August 2, 1997, net of amounts to be contributed by a mall owner, is $6.3 million.
Management expects to complete these projects during the second half of fiscal 1997, however, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

Proposed Acquisition of The Harris Company.
On July 3, 1997, the Company entered into a non-binding letter of intent with El Corte Ingles ("ECI"), of Spain, and The Harris Company ("Harris") which contemplates the purchase of all of the common stock of Harris. Harris, a wholly-owned subsidiary of ECI, currently operates nine department stores located throughout Southern California. The letter of intent contemplates that the purchase price would consist of common stock of the Company and junior subordinated debt to be issued to ECI. The acquisition is subject to due diligence by the parties, the execution of definitive agreements and a variety of other conditions precedent, including the approval by the stockholders of the Company. The acquisition, if consummated, would not occur until the fourth quarter of fiscal 1997, at the earliest.

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

Seasonality

The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of net sales, gross profit and operating results realized during the Christmas selling months of November and December of each year, and to a lesser extent, during the Easter and Back-to-School selling seasons. The Company's results may also vary from quarter to quarter as a result of, among other things, the timing and level of the Company's sales promotions, weather, fashion trends and the overall health of the economy, both nationally and in the Company's market areas. Working capital requirements also fluctuate during the year, increasing substantially prior to the Christmas selling season when the Company must carry significantly higher inventory levels.
PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND RELATED
             STOCKHOLDER MATTERS

There were no sales of unregistered securities by the Company during the thirteen week period ended August 2, 1997.

The Company's credit agreement with Congress Financial
Corporation prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

On June 26, 1997, the Company held its 1997 Annual
Meeting of Stockholders at which the Company submitted to a vote to its stockholders the election of the following nine nominees for director. Each of the nine nominees were elected. The following represents a tabulation of the votes cast for each of the nine nominees.


NOMINEE FOR DIRECTOR              VOTES FOR        VOTES WITHHELD

Joe Levy                            9,334,350         117,361
Gerald H. Blum                      9,333,470         118,241
Bret W. Levy                        9,323,445         128,266
Sharon Levy                         9,324,900         126,811
Joseph J. Penbera                   9,342,500         109,211
Frederick R. Ruiz                   9,339,300         112,411
O. James Woodward III               9,343,100         108,611
Max Gutmann                         9,337,900         113,811
James R. Famalette                  9,340,600         111,111


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.                       Description

         27                        Financial Data Schudule


(b) The Company did not file Current Reports on Form 8-K during the thirteen week period ended August 2, 1997.



                  SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Gottschalks Inc.
                            (Registrant)




  September 15, 1997
  \s\ Joseph W. Levy
     (Joseph W. Levy,
      Chairman and Chief Executive
      Officer)


 September 15, 1997
  \s\ Alan A. Weinstein
     (Alan A. Weinstein,
      Senior Vice President and
      Chief Financial Officer)