Form 10-Q
period 1997-11-01
GOTTSCHALKS INC
filed 1997-12-16
CIK 790414

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997

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

The number of shares of the Registrant's common stock outstanding as of November 30, 1997 was 10,473,415.





INDEX

GOTTSCHALKS INC. AND SUBSIDIARIES



                                             Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

    Condensed consolidated balance sheets -
      November 1, 1997 and February 1, 1997         2
    Consolidated statements of operations -
      thirteen and thirty-nine weeks ended
      November 1, 1997 and November 2, 1996         3
    Condensed consolidated statements of cash
        flows - thirty-nine weeks ended
          November 1, 1997 and November 2, 1996     4
    Notes to condensed consolidated financial
       statements - thirteen and thirty-nine
            weeks ended November 1, 1997 and
            November 2, 1996                     5 -9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
           Operations                           10-19

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Related
         Stockholder Matters                      20

Item 6.  Exhibits and Reports on Form 8-K         20

SIGNATURES                                        21









PART I. FINANCIAL INFORMATION

Item I.     GOTTSCHALKS INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)
                               November 1, 1997    February 1, 1997
                                 (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                          $     4,204         $    4,764
  Cash held by GCC Trust                279              1,895
  Receivables - net                  14,802             25,507
  Merchandise inventories           134,909             89,472
  Other                              16,643             12,593
          Total current assets      170,837            134,231

PROPERTY AND EQUIPMENT              137,801            127,258
  Less accumulated depreciation
    and amortization                 44,291             39,888
                                     93,510             87,370
OTHER LONG-TERM ASSETS                8,858             11,592
                                   $273,205           $233,193

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving lines of credit        $ 28,536           $ 13,904
  Cash management liability          11,586              1,504
  Trade accounts payable             41,521             19,906
  Accrued expenses and other
    liabilities                      15,859             18,076
  Taxes, other than income taxes      5,909              8,202
  Current portion of long-term
    obligations                       2,776              2,408
          Total current
            liabilities             106,187             64,000

LONG-TERM OBLIGATIONS
  (less current portion):
  Revolving line of credit           25,000             25,000
  Notes and mortgage loans payable   30,785             29,861
  Capitalized lease obligations       5,236              5,380
                                     61,021             60,241

DEFERRED INCOME                     21,142              19,580

DEFERRED LEASE PAYMENTS AND OTHER    7,434               9,233

STOCKHOLDERS' EQUITY                77,421              80,139
                                  $273,205            $233,193



See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)

                           Thirteen Weeks           Thirty-Nine Weeks
                               Ended                      Ended
                    November 1,   November 2,    November 1, November 2,
                       1997         1996           1997        1996

Net sales           $101,466      $ 95,675        $291,969      $276,910
Service charges
  & other income      2,950          2,952           9,575        10,058
                    104,416         98,627         301,544       286,968
COSTS & EXPENSES:
Cost of sales        68,595         64,956         198,310       188,969
Selling, general &
  administrative
    expenses         33,198         31,497          94,515        89,870
Depreciation &
  amortization        1,697          1,650           4,683         5,341
Interest expense      2,694          2,954           7,901         8,562
Acquisition related
  expenses (Note 2)     748                            748
                    106,932        101,057         306,157       292,742

LOSS BEFORE INCOME
  TAX BENEFIT        (2,516)        (2,430)         (4,613)       (5,774)

Income tax benefit   (1,031)          (900)         (1,892)       (2,137)

NET LOSS           $ (1,485)      $ (1,530)       $ (2,721)    $  (3,637)

Net loss per
  common share     $  (0.14)      $  (0.15)       $  (0.26)    $   (0.35)

Weighted average number of
  common shares
    outstanding      10,473         10,473          10,473        10,457


See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)
                                        Thirty-Nine Weeks
                                             Ended
                                  November 1,      November 2,
                                      1997            1996
OPERATING ACTIVITIES:
  Net loss                        $  (2,721)       $  (3,637)
  Adjustments:
     Depreciation and
       amortization                   4,683            5,341
     Provision for credit losses      1,812            1,837
     Net gain from termination of
       capital leases                                 (1,344)
     Income tax refunds received                       3,311
     Deferred income taxes           (1,762)          (2,459)
     Acquisition related expenses      (748)
     Other adjustments, net            (368)            (267)
  Changes in operating assets and
     liabilities:
       Receivables, net               8,892           10,818
       Merchandise inventories      (44,994)         (37,066)
       Trade accounts payable        21,631           10,682
       Other current and long-term
         assets and liabilities      (4,004)          (4,810)
           Net cash used in operating
             activities             (17,579)         (17,594)

INVESTING ACTIVITIES:
  Purchases of property and
    equipment, net of
     reimbursements received        (10,965)          (5,469)
  Proceeds from sale of assets and
    sale/leaseback arrangement          352            1,938
   Distribution from limited
    partnership                         169               72
           Net cash used in investing
             activities             (10,444)          (3,459)

FINANCING ACTIVITIES:
  Net proceeds under revolving lines
   of credit                         14,632            9,578
   Proceeds from securitization and
   sale of receivables                                 6,000
  Proceeds from long-term
   obligations                        3,214            3,000
  Principal payments on long-term
    obligations                      (2,066)          (4,349)
  Changes in cash management
    liability and other              11,683            5,791
           Net cash provided by
             financing activities    27,463           20,020

DECREASE IN CASH                       (560)          (1,033)

CASH AT BEGINNING OF YEAR             4,764            5,113

CASH AT END OF PERIOD              $  4,204        $   4,080


See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Thirteen and Thirty-Nine Weeks Ended November 1, 1997
and November 2, 1996

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of thirty-seven "Gottschalks" department stores and twenty-two "Village East" specialty stores located primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada. Gottschalks department stores are generally located as anchor tenants in regional shopping malls and typically offer a wide range of brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, home furnishings and other consumer goods.
Village East specialty stores offer apparel for larger women.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc., its wholly-owned subsidiary,
Gottschalks Credit Receivables Corporation ("GCRC") and
Gottschalks Credit Card Master Trust ("GCC Trust").
(See Note 3). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998 (fiscal
1997), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment
("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 4). These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997 (the "1996 Annual Report on Form
10-K").

The condensed consolidated balance sheet at February 1, 1997 has been derived from the audited consolidated financial statements at that date. Certain amounts in the accompanying financial statements for the fiscal
1996 interim period have been reclassified to conform with fiscal 1997 presentation.

2. PROPOSED ACQUISITION OF THE HARRIS COMPANY

On July 3, 1997, the Company entered into a non-binding letter of intent with El Corte Ingles ("ECI"), of Spain, and The Harris Company ("Harris"). The letter of intent contemplated the purchase of all of the common stock of Harris, a wholly-owned subsidiary of ECI, which currently operates nine department stores located throughout Southern California. The parties were unable to agree on the terms of the transaction, however, and terminated negotiations in October 1997.
The Company incurred various non-recurring costs in connection with the proposed acquisition, consisting primarily of investment banking, legal and accounting fees. Such costs, totaling $748,000, are classified as acquisition related expenses in the accompanying statement of operations.

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

Fixed Base Certificates.     In 1994, certain of the
receivables were sold through the issuance of $40.0
million principal amount 7.35% Fixed Base Class A-1
Credit Card Certificates (the "1994 Fixed Base
Certificates"). An additional $6.0 million principal amount 6.79% Fixed Base Class A-1 Credit Card
Certificate (the "1996 Fixed Base Certificate") was issued in late fiscal 1996 under the program. Proceeds from the issuances of the 1994 and 1996 Fixed Base
Certificates (collectively the "Fixed Base
Certificates") were used primarily to reduce or repay previously outstanding higher interest bearing debt obligations of the Company and pay certain costs associated with the transactions. Interest on the Fixed Base Certificates is earned by the certificateholders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing
September 1998 through September 1999, through the application of the principal portion of credit card collections during the period. Management currently intends to refinance the Fixed Base Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying the Fixed Base Certificates as of November
1, 1997 and February 1, 1997 and the corresponding debt obligations have been excluded from the accompanying financial statements.

Variable Base Certificate.      A Variable Base Class
A-2 Credit Card Certificate ("Variable Base
Certificate") was also issued in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim, as collateral for a revolving line of credit financing arrangement with that bank. (See Note 5). The issuance of the Variable Base Certificate was accounted for as a financing for financial reporting purposes and the receivables underlying the Variable Base Certificate, totaling $714,000 at November 1, 1997 and $9.0 million at February 1, 1997, are included in receivables reported in the accompanying financial statements.

The Company retained an ownership interest in certain of the receivables sold or financed under the program, represented by Subordinated and Exchangeable
Certificates. The outstanding principal balances of receivables underlying those certificates totaled $10.9 million at November 1, 1997 and $11.8 million at February 1, 1997, and such amounts are included in receivables reported in the accompanying financial statements. Such receivables also include receivables that did not meet certain eligibility requirements of the program, an allowance for doubtful accounts on all receivables, including receivables sold, and accrued finance charges and vendor claims, totaling $3.2 million as of November 1, 1997 and $4.7 million as of February 1, 1997.

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

5.      DEBT OBLIGATIONS

Revolving Lines of Credit.     The Company has a
revolving line of credit arrangement with Congress
Financial Corporation ("Congress") which provides the Company with an $80.0 million working capital facility through March 30, 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 2.5% (8.3% at November 1, 1997), with no interest charged on the unused portion of the line of credit. Under the agreement, the Company also has the potential of reducing the interest rate by 1/4% in fiscal 1998, with a maximum possible reduction of 1/2% in fiscal 1999, if specified pre-tax income levels are attained by the Company. The maximum amount available for borrowings under the line of credit was $76.8 million as of November 1, 1997, of which $52.9 million was outstanding as of that date. Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of November 1, 1997.

The Company also has a revolving line of credit arrangement with Bank Hapoalim (Note 3) which provides for additional borrowings of up to $15.0 million through March 30, 1999. Borrowings are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, the Company's borrowing capacity under the line of credit with Bank Hapoalim is subject to seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 1.0% (6.6% at November 1, 1997). At November 1, 1997, $600,000, which was the maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim.

Long-Term Borrowings.   The Company has four fifteen-year mortgage
loans with Midland Commercial Funding
("Midland") with outstanding balances totaling $19.6 million at November 1, 1997. The Midland loans, due
October and November 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities as of November 1, 1997: (i) a 10.45% mortgage loan payable with Heller Financial, Inc. ("Heller"), due January
2002, with an outstanding loan balance of $4.0 million;
(ii) an additional 9.97% mortgage loan payable with Heller, due April 2004, with an outstanding loan balance of $5.6 million; (iii) two 10.0% notes payable to Federated Department Stores, Inc. ("Federated"), due
March and July 2001, with outstanding balances totaling
$2.0 million; and (iv) other long-term obligations with outstanding balances totaling $2.2 million.

Certain of the Company's long-term debt and lease agreements contain various restrictive covenants. The
Company was in compliance with all such restrictive covenants as of November 1, 1997.

6.      LEASE ARRANGEMENTS

In 1996, the Company entered into agreements with Broadway Stores, Inc. ("Broadway"), a wholly-owned subsidiary of Federated, and the respective landlords, whereby the Company vacated its present location in the Vintage Faire Mall in Modesto, California and sub-leased the Broadway's former store in that mall for the remaining twelve years of the Broadway lease. The
Company also vacated its original location in the Fashion Fair Mall in Fresno, California and reopened a store in that mall under a new 20-year lease in the former Broadway store location. The Company recognized a pre-tax gain of $1.3 million in the first three quarters of 1996 upon the termination of the original leases, which were accounted for as capital leases by the Company, representing the difference between the capital lease obligations and the net book value of the related assets recorded under the capital leases, and such gain is included in service charges and other income in the accompanying financial statements. The new leases have been accounted for as operating leases for financial reporting purposes.

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

8.      NEW ACCOUNTING STANDARDS

Effective for periods ending after December 31, 1997, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 128 "Earnings Per Share". At that time, the Company will be required to change the method currently used to calculate earnings per share and restate all prior interim and annual periods presented. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options will be excluded. A calculation of diluted earnings per share will also be required;
however it is not expected to differ materially from basic earnings per share. The adoption of the new standard is not expected to have a material impact on previously reported earnings per share.

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The new rules are effective for fiscal years beginning after December
15, 1997, with earlier application permitted.

SFAS No. 131, "Disclosure about Segments of an
Enterprise and Related Information", changes the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are defined and reported on internally. The new rules are effective for periods beginning after December 15, 1997, with earlier application permitted.

The application of SFAS No. 130 and 131 will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company does not anticipate adoption of these standards prior to their effective dates.

GOTTSCHALKS INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND   RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. As described more fully in "Seasonality", the Company's results of operations, like most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year.

Thirteen Weeks Ended November 1, 1997 Compared To
Thirteen Weeks Ended November 2, 1996

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated
Statements of Operations as a percent of net sales:


                                      Third Quarter
                                  1997        1996

Net sales                         100.0%     100.0%
Service charges & other income      2.9        3.1
                                  102.9      103.1
Costs and Expenses:
  Cost of sales                    67.6       67.9
  Selling, general &
    administrative expenses        32.7       32.9
  Depreciation & amortization       1.7        1.7
  Interest expense                  2.7        3.1
  Acquisition related expenses      0.7
                                  105.4      105.6

LOSS BEFORE INCOME TAX BENEFIT     (2.5)     (2.5)

  Income tax benefit               (1.0)     (0.9)

NET LOSS                           (1.5)%    (1.6)%


Net Sales

Net sales increased by approximately $5.8 million to $101.5 million in the third quarter of 1997 as compared to $95.7 million in the third quarter of 1996, an increase of 6.1%. This increase resulted from a 1.6% increase in comparable store sales, combined with additional sales volume generated by two new
Gottschalks stores opened during the period.  The
Company opened one new store in Sonora, California in August 1997 and an additional store in Santa Rosa, California in September 1997, increasing the total number of Gottschalks stores open to thirty-seven as compared to thirty-five as of the end of the same period of the prior year.

Service Charges and Other Income

Service charges and other income were unchanged at $3.0 million in the third quarters of 1997 and 1996. As a percent of net sales, service charges and other income decreased to 2.9% in the third quarter of 1997 as compared to 3.1% in the third quarter of 1996.

Service charges associated with the Company's customer credit cards increased by approximately $300,000 to $2.7 million in the third quarter of 1997 as compared to $2.4 million in the third quarter of 1996, an increase of 12.5%. This increase is due to an increase in credit sales as a percent of total sales (44.7% in the third quarter of 1997 as compared to 43.9% in the third quarter of 1996), combined with additional income generated by modifications made to credit terms in selected states in late fiscal 1996. The increase in credit sales is primarily due to the Company's new
"Gottschalks Rewards" program, introduced during the first quarter of 1997, which offers a rebate of up to 5% of annual credit purchases on the Company's credit card which can be applied towards future purchases of merchandise.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, decreased by approximately $300,000 to $200,000 in the third quarter of 1997 as compared to $500,000 in the third quarter of 1996. Other income in the third quarter of 1996 included a gain of $200,000 resulting from the termination of a lease previously accounted for as a capital lease by the Company (see
Note 6 to the accompanying financial statements) and interest income related to certain previously outstanding deposits.

Cost of Sales

Cost of sales increased by approximately $3.6 million to $68.6 million in the third quarter of 1997 as compared to $65.0 million in the third quarter of 1996, an increase of 5.6%. Due to a reduction in markdowns as a percentage of sales, cost of sales decreased as a percentage of sales, resulting in an increase to the Company's gross margin percent to 32.4% in the third quarter of 1997 as compared to 32.1% in the third quarter of 1996. Excluding the effect of certain indirect costs related to inventory which are reclassified to cost of sales by the Company for financial reporting purposes, the gross margin percent increased to 38.1% in the third quarter of 1997 as compared to 37.7% in the third quarter of 1996.

The Company's interim gross margin percent may not be indicative of its gross margin percent for a full year, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year. (See Note 4 to the accompanying financial statements). Management believes the
Company's fiscal 1997 LIFO adjustment will not materially effect its fiscal 1997 results of operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.7 million to $33.2 million in the third quarter of 1997 as compared to $31.5 million in the third quarter of 1996, an increase of 5.4%. As a percent of net sales, selling, general and administrative expenses decreased to 32.7% in the third quarter of 1997 as compared to 32.9% in the third quarter of 1996. This decrease is primarily related to certain indirect costs related to inventory which are reclassified to cost of sales for financial reporting purposes. Including the effect of such costs, selling, general and administrative costs as a percent of net sales remained unchanged at 38.3% in the third quarter of 1997 as compared to the third quarter of 1996.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, remained unchanged at $1.7 million in the third quarters of 1997 and 1996. As a percent of net sales, depreciation and amortization also remained unchanged at 1.7% in the third quarters of 1997 and 1996. Store pre-opening costs represent certain costs associated with the opening of new stores. Such costs are deferred and amortized generally on a straight-line basis not to exceed a twelve month period. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales remained unchanged at 1.4% in the third quarters of 1997 and 1996. Management expects the amortization of new store pre-opening costs to increase in the fourth quarter of 1997 as a result of completing and opening the two new stores in Sonora and Santa
Rosa, California.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately
$300,000 to $2.7 million in the third quarter of 1997 as compared to $3.0 million in the third quarter of 1996, a decrease of 8.8%. Due to the increase in sales volume, interest expense as a percent of net sales decreased to 2.7% in the third quarter of 1997 as compared to 3.1% in the third quarter of 1996. The decrease (in dollars) is due to a decrease in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit
(8.2% in the third quarter of 1997 as compared to 8.7% in the third quarter of 1996), primarily due to a lower interest rate applicable to the Company's line of credit with Congress (see Note 5). This decrease was partially offset by higher average outstanding borrowings under the Company's lines of credit, primarily to fund new store and existing store construction and remodeling costs and increased inventory requirements associated with new stores, in addition to higher interest costs associated with additional long-term financing arrangements entered into during fiscal 1996, including the issuance of the $6.0 million Fixed Base Certificate and the $6.0 million mortgage loan with Heller Financial, Inc.
("Heller"). (See "Liquidity and Capital Resources").

Acquisition Related Expenses

Acquisition related expenses of $748,000 were incurred in connection with the proposed acquisition of Harris.
Such costs, consisting primarily of investment banking, legal and accounting fees, were recognized by the Company in the third quarter of 1997 after the parties were unable to agree on the terms of the transaction and discontinued negotiations in October 1997. (See
Note 2 in the accompanying financial statements).

Income Taxes

The Company's interim effective tax credits of (41.0%) in the third quarter of 1997 and (37.0%) in the third quarter of 1996 relate to net losses incurred during those periods and represent the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

As a result of the foregoing, the Company reduced its net loss to ($1,485,000) in the third quarter of 1997 as compared to ($1,530,000) in the third quarter of 1996. On a per share basis, the net loss was reduced to ($.14) per share in the third quarter of 1997 as compared to ($.15) per share in the third quarter of 1996. Excluding the one-time pre-tax charge of $748,000 for expenses incurred in connection with the previously described proposed acquisition of Harris, the net loss was $1,044,000, or ($.10) per share, for the third quarter of 1997.

Thirty-Nine Weeks Ended November 1, 1997 Compared To
Thirty-Nine Weeks Ended November 2, 1996



                                  First Three  Quarters
                                    1997         1996
Net sales                          100.0%       100.0%
Service charges & other income       3.3          3.6
                                   103.3        103.6
Costs and Expenses:
  Cost of sales                     67.9         68.2
  Selling, general & administrative
    expenses                        32.4         32.5
  Depreciation & amortization        1.6          1.9
  Interest expense                   2.7          3.1
  Acquisition related expenses       0.3
                                   104.9        105.7

LOSS BEFORE INCOME TAX BENEFIT      (1.6)        (2.1)

  Income tax benefit                (0.7)        (0.8)

NET LOSS                            (0.9)%       (1.3)%


Net Sales

Net sales increased by approximately $15.1 million to $292.0 million in the first three quarters of 1997 as compared to $276.9 million in the first three quarters of 1996, an increase of 5.4%. This increase resulted from a 3.9% increase in comparable store sales, combined with additional sales volume generated by two new Gottschalks stores opened during the period. The
Company opened one new store in Sonora, California in August 1997 and one additional store in Santa Rosa, California in September 1997, increasing the total number of Gottschalks stores to thirty-seven as compared to thirty-five stores as of the end of the same period of the prior year.

Service Charges and Other Income

Service charges and other income decreased by approximately $500,000 to $9.6 million in the first three quarters of 1997 as compared to $10.1 million in the first three quarters of 1996, a decrease of 5.0%.
As a percent of net sales, service charges and other income decreased to 3.3% in the first three quarters of 1997 as compared to 3.6% in the first three quarters of 1996.

Service charges associated with the Company's customer credit cards increased by approximately $800,000 to $8.5 million in the first three quarters of 1997 as compared to $7.7 million in the first three quarters of 1996, an increase of 10.4%. This increase is due to an increase in credit sales as a percent of total sales
(45.1% in the first three quarters of 1997 as compared to 44.6% in the first three quarters of 1996), combined with additional income generated as a result of modifications made to credit terms in selected states initiated late in fiscal 1996. The increase in credit sales is primarily due to the Company's new
"Gottschalks Rewards" program, introduced during the first quarter of 1997, which offers a rebate of up to 5% of annual credit purchases on the Company's credit card which can be applied towards future purchases of merchandise.

Other income, which includes the amortization of deferred income and other miscellaneous income and expense items, decreased by approximately $1.3 million to $1.1 million in the first three quarters of 1997 as compared to $2.4 million in the first three quarters of 1996. Other income in the first three quarters of 1996 included a pre-tax gain of $1.3 million resulting from the termination of two leases previously accounted for as capital leases by the Company. (See Note 6 to the accompanying financial statements).

Cost of Sales

Cost of sales increased by approximately $9.3 million to $198.3 million in the first three quarters of 1997 as compared to $189.0 million in the first three quarters of 1996, an increase of 4.9%. Due to a reduction in markdowns as a percentage of sales, cost of sales decreased as a percentage of sales, resulting in an increase in the Company's gross margin percent to 32.1% in the first three quarters of 1997 as compared to 31.8% in the first three quarters of 1996. Excluding the effect of certain indirect costs related to inventory which are reclassified to cost of sales by the Company for financial reporting purposes, the gross margin percent increased to 37.4% in the first three quarters of 1997 as compared to 37.1% in the first three quarters of 1996.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $4.6 million to $94.5 million in the first three quarters of 1997 as compared to $89.9 million in the first three quarters of 1996, an increase of 5.2%. Due to the increase in sales volume, selling, general and administrative expenses as a percent of net sales decreased to 32.4% in the first three quarters of 1997 as compared to 32.5% in the first three quarters of 1996. Including the effects of certain indirect costs related to inventory which are reclassified to cost of sales for financial reporting purposes, selling, general and administrative costs as a percent of net sales decreased to 37.6% in the first three quarters of 1997 as compared to 37.7% in the first three quarters of 1996.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, decreased by approximately $600,000 to $4.7 million in the first three quarters of 1997 as compared to $5.3 million in the first three quarters of 1996, a decrease of 12.3%. As a percent of net sales, depreciation and amortization decreased to 1.6% in the first three quarters of 1997 as compared to 1.9% in the first three quarters of 1996. The decrease (in dollars) is primarily due to the amortization of new store pre-opening costs, which decreased by approximately
$800,000 as compared to the same period of the prior year due to the full amortization of fiscal 1996 new store pre-opening costs early in fiscal 1997. The amortization of fiscal 1997 new store openings did not commence until the third quarter of 1997. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales remained unchanged at 1.5% for the first three quarters of 1997 and 1996.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately
$700,000 to $7.9 million in the first three quarters of 1997 as compared to $8.6 million in the first three quarters of 1996, a decrease of 7.7%. Due to the increase in sales volume, interest expense as a percent of net sales decreased to 2.7% in the first three quarters of 1997 as compared to 3.1% in the first three quarters of 1996. The decrease (in dollars) is primarily due to a decrease in the weighted-average interest rate charged on outstanding borrowings under the Company's various lines of credit (8.2% in the first three quarters of 1997 as compared to 8.7% in the first three quarters of 1996), due to a lower interest rate applicable to the Company's line of credit agreement with Congress. (See Note 5 to the accompanying financial statements.) This decrease was partially offset by higher average outstanding borrowings under the Company's lines of credit, primarily to fund new and existing store construction and remodeling costs and higher inventory requirements associated with new stores, in addition to higher interest costs associated with additional long-term financing arrangements entered into during fiscal 1996, including the issuance of the $6.0 million Fixed Base
Certificate and the $6.0 million mortgage loan with Heller Financial, Inc. ("Heller"). (See "Liquidity and
Capital Resources").

Acquisition Related Expenses

Acquisition related expenses of $748,000 were incurred in connection with the proposed acquisition of Harris.
Such costs, consisting primarily of investment banking, legal and accounting fees, were recognized by the Company in the third quarter of 1997 after the parties were unable to agree on the terms of the transaction and discontinued negotiations in October 1997. (See
Note 2 in the accompanying financial statements).

Income Taxes

The Company's interim effective tax credits of (41.0%) in the first three quarters of 1997 and (37.0%) in the first three quarters of 1996 relate to net losses incurred during those periods and represent the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

As a result of the foregoing, the Company reduced its net loss by approximately $900,000 to a net loss of ($2.7) million in the first three quarters of 1997 as compared to a net loss of ($3.6) million in the first three quarters of 1996. On a per share basis, the net loss was reduced by $.09 per share to a net loss of ($.26) per share in the first three quarters of 1997 as compared to a net loss of ($.35) per share in the first three quarters of 1996. Excluding the one-time charge of $748,000 for expenses incurred in connection with the previously described proposed acquisition of Harris, the net loss was ($2.3) million, or ($.22) per share for the first three quarters of 1997.

Liquidity and Capital Resources

Sources of Liquidity.
As described more fully in the Company's 1996 Annual
Report on Form 10-K and Notes 3 and 5 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash generated by operations, short-term trade credit, and by borrowings under its revolving lines of credit and its receivables securitization program.

Revolving Lines of Credit.
The Company has a revolving line of credit arrangement with Congress Financial Corporation ("Congress") which provides the Company with an $80.0 million working capital facility through March 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 2.5% (8.3% at November 1, 1997), with no interest charged on the unused portion of the line of credit. The Company also has the potential to reduce the interest rate by 1/4% in fiscal 1998, with a maximum possible reduction of 1/2% in fiscal 1999, if specified pre-tax income levels are attained by the Company. The maximum amount available for borrowings under the line of credit with Congress was $76.8 million as of November 1, 1997, of which $52.9 million was outstanding as of that date.
Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of November
1, 1997.

The Company also has a revolving line of credit with Bank Hapoalim which provides for additional borrowings of up to $15.0 million through March 1999. The
Company's borrowing capacity under the line of credit with Bank Hapoalim is limited to a percentage of the outstanding balance of receivables collateralizing the line, and is therefore subject to seasonal variations that may affect the outstanding balance of such receivables. Interest on outstanding borrowings under the line of credit is charged at a rate equal to approximately LIBOR plus 1.0% (6.6% at November 1,
1997).  At November 1, 1997, $600,000, which was the
maximum amount available for borrowings as of that date, was outstanding under the line of credit with Bank Hapoalim. The issuance of an additional Fixed
Base Certificate under the Company's receivables securitization program in 1996 reduced the level of receivables available to collateralize the Variable
Base Certificate, thus reducing the Company's current borrowing capacity under the facility.

Receivables Securitization Program.
The Company's receivables securitization program provides the Company with an additional source of working capital financing that is generally more cost effective than traditional debt financing. Since 1994, the Company has issued $40.0 million 7.35% Fixed Base
Certificates (the "1994 Fixed Base Certificates") and a
$6.0 million 6.79% Fixed Base Certificate (the "1996
Fixed Base Certificate") under the program. Proceeds from the issuances of the 1994 and 1996 Fixed Base
Certificates (collectively the "Fixed Base
Certificates") were primarily used to reduce or repay previously outstanding higher interest bearing debt obligations of the Company and pay certain costs associated with the transactions. Interest is earned by the certificateholders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing
September 1998 through September 1999, through the application of credit card principal collections during that period. Management currently intends to refinance the Fixed Base Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying those certificates as of November 1, 1997 and February 1,
1997 and the corresponding debt obligations have been excluded from the accompanying financial statements.

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

Additional Cash Flow Analysis.
Cash flows from operating activities consists primarily of the net loss adjusted for certain non-cash income and expense items, including depreciation and amortization and the provision for credit losses, and changes in operating assets and liabilities, including receivables, merchandise inventory and other current and long-term assets and liabilities. Net cash used in operating activities remained unchanged at $17.6 million in the first three quarters of both 1997 and 1996. The variances in merchandise inventory and credit card receivable balances from amounts reported at year end are primarily seasonal in nature, in that inventory levels are typically at their lowest level after the Christmas selling season and steadily increase in the months thereafter and receivables are typically at their highest level after the Christmas selling season and decline in the months thereafter as customers repay their account balances. The decrease in customer credit card receivables was lower than in the prior year, and was primarily due to lower levels of debit balances with certain merchandise vendors than in the prior year.
The increase in merchandise inventory and trade accounts payables as compared to the prior year also reflects additional inventory requirements associated with new stores. The increase in trade payables also resulted from timing differences in the payment of certain payables as compared to the same period of the prior year.

Net cash used in investing activities was $10.4 million in the first three quarters of 1997 as compared to $3.5 million in the first three quarters of 1996, an increase of $6.9 million. Net cash used in investing activities in the first three quarters of 1997 and 1996 consisted primarily of capital expenditures for tenant improvements, fixtures and equipment for new and certain existing store locations, net of amounts received as reimbursement for certain of those expenditures, and for enhancements to management information systems. Such expenditures were also partially offset by proceeds from the sale of certain assets during those periods. The Company opened two new stores in each of fiscal 1997 and 1996, and engaged in a higher level of existing store remodeling projects in 1997. Cash required to open a particular new store may vary significantly depending upon various factors, including whether the store was fully constructed, the age and condition of an existing store location if assumed from another party, and the extent of construction allowances to be received.

Net cash provided by financing activities was $27.5 million in the first three quarters of 1997 as compared to $20.0 million in the first three quarters of 1996, an increase of $7.5 million. Total advances under the Company's various lines of credit, net of payments, were higher in the first three quarters of 1997 as compared to the first three quarters of 1996 due to higher construction costs associated with the opening of two new stores and additional store remodeling projects as compared to the same period of the prior year. Net cash provided by financing activities for the first three quarters of 1997 also includes the final $3.0 million proceeds received from the previously described mortgage loan with Heller. Net cash provided by financing activities in the first three quarters of 1996 includes the proceeds from the issuance of the previously described $6.0 million Fixed
Base Certificate and the initial $3.0 million proceeds received from the Heller mortgage loan.

The Company's 1997 expansion program included the completion and opening of one new department store in Sonora, California in August 1997 and one new department store in Santa Rosa, California in September
1997. The Company also completed the first phase of the 23,000 square foot expansion and remodel of its existing store located in the Valley Plaza Mall in Bakersfield, California and certain other store remodel projects. These projects were funded primarily with cash generated by operations, proceeds from the previously described long-term financing arrangements entered into in late fiscal 1996 and with borrowings under the Company's working capital facilities.

Proposed Acquisition of The Harris Company.
On July 3, 1997, the Company entered into a non-binding letter of intent with El Corte Ingles ("ECI"), of Spain, and The Harris Company ("Harris"). The letter of intent contemplated the purchase of all of the common stock of Harris, a wholly-owned subsidiary of ECI, which currently operates nine department stores located throughout Southern California. The two parties were unable to agree on the terms of the transaction and terminated negotiations in October 1997. The Company incurred non-recurring costs totaling $748,000 in connection with the proposed acquisition, consisting primarily of investment banking, legal and accounting fees.

New Accounting Standards

As described more fully in Note 8 to the accompanying financial statements, effective for periods ending after December 31, 1997, the Company will be required to adopt the provisions of Statement of Financial
Accounting Standards ("SFAS") No. 128 "Earnings Per
Share". The adoption of the new standard is not expected to have a material impact on previously reported earnings per share. The Company will also be required to adopt SFAS No. 130, "Reporting
Comprehensive Income", and
SFAS No. 131, "Disclosure about Segments of an
Enterprise and Related Information", in fiscal 1998.
The application of SFAS No. 130 and 131 will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND RELATED
STOCKHOLDER MATTERS

There were no sales of unregistered securities by the Company during the thirteen week period ended November
1, 1997.

The Company's credit agreement with Congress Financial
Corporation prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:


Exhibit No.            Description

         27              Financial Data Schedule


(b) The Company did not file Current Reports on Form 8-K during the thirteen week period ended November 1, 1997.

                  SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   Gottschalks Inc.
                 (Registrant)




  December 16, 1997
                \s\ Joseph W. Levy
                (Joseph W. Levy,
                Chairman and Chief
                Executive Officer)




 December 16, 1997
               \s\ Alan A. Weinstein
                (Alan A. Weinstein,
                Senior Vice President and
                Chief Financial Officer)