Form 10-K
period 1998-01-31
GOTTSCHALKS INC
filed 1998-03-25
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549
           FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee
          Required)

For The Fiscal Year Ended   January 31, 1998

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1998:
Common Stock, $.01 par value:  $57,736,429

On February 28, 1998 the Registrant had outstanding 10,478,415 shares of Common Stock.

Documents Incorporated By Reference: Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 25, 1998, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

                PART I

Item 1.        BUSINESS

GENERAL

     Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of thirty-seven "Gottschalks" department stores and twenty-two "Village East" specialty stores located primarily in non-major metropolitan cities throughout California, and in Oregon, Washington and Nevada. Gottschalks and Village
East sales totaled $448.2 million for the year ended
January 31, 1998 (referred to herein as fiscal 1997), with Gottschalks sales comprising 97.5%, and Village
East sales comprising 2.5%, of total sales.

     Gottschalks department stores typically offer a wide range of moderate to better brand-name and private-label merchandise, including men's, women's, junior's and children's apparel; cosmetics and accessories; shoes and fine jewelry; home furnishings including china, housewares, electronics (in fourteen locations); and small electric appliances and other consumer goods. Village East specialty stores offer apparel for larger women. Brand-name apparel, cosmetic and accessory lines carried by the Company include
Estee Lauder, Lancome, Dooney & Bourke, Liz Claiborne,
Carole Little, Calvin Klein, Ralph Lauren, Guess,
Nautica, Karen Kane, Tommy Hilfiger, Esprit, Evan
Picone, Haggar, Koret and Levi Strauss. Brand-name merchandise carried in the Company's home divisions include Sony, Mitsubishi, Lenox, Krups, Calphalon,
Royal Velvet, KitchenAid and Samsonite. The Company's stores also carry private-label merchandise and a mix of higher and budget priced merchandise. Gottschalks stores are generally anchor tenants of regional shopping malls, with Village East specialty stores generally located in the regional malls in which a Gottschalks department store is located or as a separate department within some of the Company's larger
Gottschalks stores. The Company services all of its stores, including its store locations outside
California, from a 420,000 square foot distribution facility centrally located in Madera, California.

     Gottschalks and its predecessor, E. Gottschalk &
Co., have operated continuously for over 93 years since it was founded by Emil Gottschalk in 1904. Since the Company first offered its stock to the public in 1986, it has added twenty-nine of its thirty-seven
Gottschalks stores, opened twenty of its twenty-two
Village East specialty stores and constructed its distribution center. Gottschalks is currently the largest independent department store chain based in California. (See Part I, Item I, "Business--Store
Location and Growth Strategy".)

     Gottschalks Inc. also includes the accounts of its wholly-owned subsidiary, Gottschalks Credit
Receivables Corporation ("GCRC" and, together with Gottschalks, the "Company"),which was formed in 1994 in connection with a receivables securitization program. (See Notes 2 and 3 to the Consolidated Financial Statements and Part II,
Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Liquidity and Capital
Resources".)

OPERATING STRATEGY

     Merchandising Strategy.  The Company's
merchandising strategy is directed at offering and promoting nationally advertised, brand-name merchandise recognized by its customers for style and value. The
Company's stores also carry private-label merchandise purchased through Frederick Atkins, Inc., ("Frederick
Atkins"), a national association of major retailers which provides its members with group purchasing opportunities, and a mix of higher and budget priced merchandise. The Company offers a wide selection of fashion apparel, cosmetics and accessories, home furnishings and other merchandise in an extensive range of styles, sizes and colors for all members of the family and home.

     The following table sets forth for the periods indicated a summary of the Company's total sales by division, expressed as a percent of net sales:

                            1997    1996    1995   1994    1993
Softlines:
Cosmetics & Accessories..    17.8%   17.5%  17.2%  16.6%  16.5%
Women's Clothing..........    16.8    15.9   15.5   16.1   16.5
Men's Clothing............    14.0    14.4   14.3   13.9   13.6
Women's Dresses, Coats
  & Lingerie..............     7.9     7.9    7.8    7.9    7.8
Shoes & Other Leased
  Departments.............     7.8     7.8    7.4    7.1    7.4
Junior's Clothing.........     5.2     5.5    6.0    6.3    7.0
Children's Clothing.......     5.3     5.3    4.9    4.9    4.9
Village East..............     2.5     2.5    2.6    2.6    2.7
  Total Softlines.........    77.3    76.8   75.7   75.4   76.4
Hardlines:
Housewares &  Stationery .    10.6    10.4   11.0   10.9   10.7
Domestics & Luggage.......     8.1     7.9    8.1    8.1    7.1
Electronics & Furniture...     4.0     4.9    5.2    5.6    5.8
   Total Hardlines.........   22.7    23.2   24.3   24.6   23.6

Total Sales...............   100.0%  100.0%  100.0% 100.0% 100.0%


     The Company's merchandising activities are conducted from its corporate offices in Fresno, California by its buying division consisting of an Executive Vice President/General Merchandise Manager, 2
Vice President/General Merchandise Managers, 2 Vice
President/Divisional Merchandise Managers, 4 Divisional
Merchandise Managers, 51 buyers and 28 assistant buyers. The Company also has a merchandise planning and allocation division which works closely with the buying division to develop merchandising plans and to link the Company's merchandising activities with actual performance in its stores. Management believes the experience of its buying division, combined with the Company's long and continuous presence in its primary market areas, enhances its ability to evaluate and respond quickly to emerging fashion trends and changing consumer preferences. One of the Company's most important sources of current information about marketing and emerging fashion trends is derived from its membership in Frederick Atkins.

     The Company's overall merchandising strategy includes the development of monthly, seasonal and annual merchandising plans for each division, department and store. Management monitors sales and gross margin performance and inventory levels against the plan on a daily basis. The merchandising plan is designed to be flexible in order to allow the Company to respond quickly to changing consumer preferences and opportunities presented by individual item performance in the stores. The Company's buying and merchandise planning and allocation divisions meet frequently with store management to ensure that the Company's merchandising programs are executed efficiently at the store level. Management has devoted considerable resources towards enhancing the Company's merchandise-related information systems as a means to more efficiently monitor and execute its merchandising plan.
(See Part I, Item I, "Business--Information Systems and
Technology.")

     Each of the Company's stores carry substantially the same merchandise, but in different mixes according to individual market demands. Some of the previously described brand-name merchandise may not be currently available in all of the Company's store locations. The mix of merchandise in a particular market may also vary depending on the size of the facility. Management seeks to continuously refine its merchandise mix with the goals of increasing sales of higher gross margin items, inventory turnover and sales per selling square foot, thus increasing its gross margins. The Company has also continued to reallocate selling floor space to higher profit margin items and narrow and focus its merchandise assortments. For example, the Company has continued to reduce the number of stores that carry electronics, a traditionally lower gross margin line of business, and reduce the number of stores with restaurants. The Company also closed its clearance center in 1993 in connection with its cost-savings efforts and now liquidates slow-moving merchandise through certain of its existing stores.

     The Company's membership in Frederick Atkins provides it with the ability to obtain better prices by purchasing a larger volume of merchandise along with all of the members of the organization. The Company also purchases its private-label merchandise through Frederick Atkins. In fiscal 1997, the Company purchased approximately 4.75% of its merchandise from Frederick
Atkins. The Company also purchases merchandise from numerous other suppliers. Excluding purchases from Frederick Atkins, the Company's ten largest suppliers in fiscal 1997 were Estee Lauder, Inc., Liz Claiborne,
Inc., Levi Strauss & Co., Cosmair, Inc. (Lancome),
Koret of California, Calvin Klein Cosmetics, Haggar
Apparel, All-That-Jazz, Alfred Dunner and Bugle Boy
Industries. Purchases from those vendors accounted for approximately 20.5% of the Company's total purchases in fiscal 1997. Management believes that alternative sources of supply are available for each category of merchandise it purchases.

     Sales Promotion Strategy. The Company commits considerable resources to advertising, using a combination of media types which it believes to be most efficient and effective by market area, including newspapers, television, radio, direct mail and catalogs. The Company is a major purchaser of television advertising time in its primary market areas. The Company's sales promotion strategy includes seasonal promotions, promotions directed at selected items and frequent storewide sales events to highlight brand-name merchandise and promotional prices. The
Company also conducts a variety of special events including fashion shows, bridal shows and wardrobing seminars in its stores and in the communities in which they are located to convey fashion trends to its customers. The Company receives reimbursement for certain of its promotional activities from certain of its vendors.

     Management has continued to focus on enhancing its information systems in order to increase the effectiveness of its sales promotion strategy. The
Company uses direct marketing techniques to access niche markets by generating specific lists of customers who may be most responsive to specific promotional mailings and sending mailings only to those specific credit card holders. The Company has also implemented a telemarketing program, which, through the use of an advanced call management system and the Company's existing credit department personnel, the Company is able to auto-dial potential customers within a selected market area and deliver a personalized message regarding current promotions and events. In early fiscal 1998, management expects to complete the installation of a new targeted marketing system through which the Company will be able to better target specific promotions to the Company's credit card holders. The new program will also enable the Company to better analyze the purchasing patterns of third party bank card users and, for the first time, enable the Company to direct targeted marketing activities at those customers. (See Part I, Item I, "Business--Private-Label
Credit Card" and "Business--Information Systems and Technology.")

     In addition to targeted advertising efforts, the Company also uses a variety of other marketing formats as part of its sales promotion strategy. One of the Company's most significant recent sales promotion projects is the inception of "Emil's Market", named after the Company's founder, Emil Gottschalk, which is being introduced to thirty-four of the Company's stores in fiscal 1998. Emil's Market is a complete marketing strategy for the Company's housewares division and is intended to present houseware products in a specialty store format within the main department store. The
Emil's Market marketing strategy includes a consistent theme with visual presentation, advertising and packaging, and a large portion of the funding for the project will be received from participating vendors. In early fiscal 1998, the Company also launched its new
"KidZone" program, which offers additional discounts and special services to its members. The program is designed to offer additional value to customers with children, improve customer loyalty and increase sales in this potentially underdeveloped line of business.

     The Company offers selected merchandise and general corporate information on the World Wide Web at http://www.gottschalks.com, and in fiscal 1997, the Company linked its complete Bridal Registry service to its web site. The Company is also continuing efforts to develop its mail order service. In addition to the previously described marketing efforts, the Company also has a wide variety of credit-related programs aimed at improving sales, including the new
"Gottschalks Rewards" program, launched in fiscal 1997.
(See Part I, Item I, "Business--Private-Label Credit
Card.")

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

     Store Location and Growth Strategy.  The
Company's stores are located primarily in diverse, growing, non-major metropolitan areas. Management believes the Company has a competitive advantage in offering moderate to better brand-name merchandise and a high level of service to customers in secondary markets in the western United States where there is a strong demand for nationally advertised, brand-name merchandise and fewer competitors offering such merchandise. Some of the Company's stores are located in agricultural areas and cater to mature customers with above average levels of disposable income.
Gottschalks stores are generally anchor tenants of regional shopping malls. Other anchor tenants in the malls generally complement the Company's goods with a mixture of competing and noncompeting merchandise, and serve to increase customer "foot traffic" within the mall. Gottschalks strives to be the "hometown store" in each of the communities it serves.

     The Company generally seeks to open two new stores per year, although more stores may be opened in any given year if it is believed to be financially attractive to the Company. As part of its growth strategy, the Company may also pursue selective strategic acquisitions. The Company has also continued to invest in the renovation and refixturing of its existing store locations in order to maintain and improve market share in those market areas. During fiscal 1997, the Company launched a five-year store renovation program designed to update the appearance of certain of the Company's aging stores. The store renovation program is aimed at updating decor, improving in-store lighting, improving fixturing and wall merchandising and improving signage throughout those stores. The Company sometimes receives reimbursement for certain of its new store construction costs and costs associated with the renovation and refixturing of existing store locations from mall owners and vendors.

     The following table presents selected data regarding the Company's expansion for the fiscal years indicated:


 Stores open at
  year-end:          1997        1996        1995        1994         1993

  Gottschalks (1)     37          35          34          29           27

  Village East        22 (2)      24 (2)      26          24           23

    TOTAL             59          59          60          53           50

  Gross store
  square footage
  (in thousands)   3,485       3,276       2,984       2,425        2,202


(1) The number of stores does not include the Company's clearance center (opened -1988, closed - 1993).

(2) The Company incorporated two Village East stores
into larger Gottschalks   stores as separate
departments during both fiscal 1997 and 1996, reducing the total number of free-standing Village East stores open to twenty-two and twenty-four as of the end of fiscal 1997 and 1996, respectively. The Company has continued to combine sales generated by these departments with total sales reported for Village East.

______________________

     Since the Company's initial public offering in 1986, the Company has constructed or acquired twenty-nine of its thirty-seven Gottschalks department stores, including four junior satellite stores of less than 30,000 square feet each. During this period the Company also opened twenty of its twenty-two Village East specialty stores. Gross store square footage added during this period was approximately 2.7 million square feet, resulting in approximately 3.5 million total
Company gross square feet.  As of the end of fiscal
1997, the Company's operations included thirty-three department stores located in California, two stores in Nevada and one store in each of Oregon and Washington.

     Recent store expansion included the opening of two new stores in California located in Sonora (August
1997) and Santa Rosa (September 1997). The Company intends to open one new store in Redding, California in the second half of 1998; however, there can be no assurance that the opening will not be delayed, subject to a variety of conditions precedent or other factors.

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

     Customer Service. The Company attempts to build customer loyalty by providing a high level of service and by having well-stocked stores. Product seminars and other training programs are frequently conducted in the Company's stores so that sales personnel will be able to provide useful product information to customers. In addition to providing a high level of personal sales assistance, the Company seeks to offer to its customers a conveniently located and attractive shopping environment. In Gottschalks stores, merchandise is displayed and arranged by department, with well-known designer and brand-names prominently displayed.
Departments open onto main aisles, and numerous visual displays are used to maximize the exposure of merchandise to customer traffic. Village East specialty stores promote the image of style and fashion for larger women. Gottschalks stores also offer a wide assortment of merchandise for petites. The Company generally seeks to locate its stores in regional shopping malls which are centrally located to access a broad customer base. Thirty of the Company's thirty-seven
Gottschalks stores, and all but two of its Village East specialty stores, are located in regional shopping malls.

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

     Currently, most merchandise arriving at the distribution center is inspected, recorded by computer into inventory and tagged with a bar-coded price label. Approximately 25% of the Company's merchandise is currently received using technology that enables the Company to "cross-dock" merchandise. Cross docking partners provide the Company with an advanced shipping notice ("ASN"), which is an electronic document transmitted by a vendor that details the contents of each carton en route to the distribution center, and ship only "floor-ready" merchandise which requires that the merchandise be placed on approved hangers and pre-tagged with universal product code ("UPC") tickets, a bar coded price label containing retail prices.
Merchandise purchased from vendors that have UPC capabilities arrives at the Company's distribution center already tagged with a bar-coded UPC price label that can be electronically translated by the Company's inventory systems, thus ready for immediate distribution to stores. During fiscal 1997, the Company established formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise under its new "Partners in Technology" program. Vendors that do not comply with the guidelines for shipping merchandise using ASN's and in floor-ready status are charged specified fees depending upon the violation.
Such fees are intended to offset higher costs associated with the processing of such merchandise.

     Although the Company has been cross-docking merchandise for several years, until fiscal 1997 many of the related processes were still manual and labor-intensive.
During fiscal 1997, the Company began the implementation of a more sophisticated logistical system, the same system that many of the Company's larger competitors have also put into place. The primary benefit of the upgraded logistical system is the ability to minimize the manual processing of incoming merchandise and speed the shipments to the stores by cross-docking the merchandise in minutes and hours as compared to several days under the more manual cross-docking system previously in place. Management believes the technology enhancements will also improve accuracy by scanning shipment information from bar-coded labels and transmitting the information electronically into the Company's inventory systems rather than having it input manually. Certain aspects of the new system were operational in fiscal 1997, with the system expected to be fully operational during the first quarter of fiscal 1998. (See Part I, Item I,
"Business--Information Systems and Technology.")

     Private-Label Credit Card. The Company issues its own credit card, which management believes enhances the Company's ability to generate and retain market acceptance and increase sales and other revenues for the Company. The Company has one of the highest levels of proprietary credit card sales in the retail industry, with credit sales as a percent of total sales of 45.2%, 44.7%, 44.7%, 43.0% and 38.4% in fiscal
1997, 1996, 1995, 1994 and 1993. Service charge
revenues associated with the Company's customer credit cards were $11.6 million, $10.5 million, $10.9 million, $8.9 million and $8.1 million in fiscal 1997, 1996, 1995, 1994 and 1993, respectively. The Company had approximately 460,000 active credit accounts as of February 28, 1998. Active credit accounts are defined as accounts with charges within the previous nine months. As described more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations--Liquidity and Capital Resources," the Company sells all of its customer credit card receivables on an ongoing basis in connection with an asset-backed securitization program.
The Company has, however, continued to service and administer the receivables pursuant to the securitization program.

     The Company has implemented a variety of credit-related programs which have resulted in enhanced customer service and increased service charge revenues.
The Company has an "Instant Credit" program, through which successful credit applicants receive a discount ranging from 10% to 50% (depending on the results of the Instant Credit scratch-off card) on the first days' purchases made with the Company's credit card; a "55-Plus" charge account program, which offers additional merchandise and service discounts to customers 55 years of age and older; and "Gold Card" and "55-Plus Gold
Card" programs, which offer special services at a discount for customers who have a net minimum spending history on their charge accounts of $1,000 per year. In fiscal 1997, the Company implemented the "Gottschalks Rewards" program which offers an annual rebate certificate for up to 5% of annual credit purchases on the Company's credit card (up to a maximum of $10,000 of annual purchases) which can be applied towards future purchases of merchandise. The Company also has an ongoing credit card reactivation program designed to recapture credit cardholders who have not utilized their credit card for a specified period of time.
Management believes holders of the Company's credit card typically buy more merchandise from the Company than other customers.

     The Company's credit management software system has automated substantially all aspects of the Company's credit authorization, collection and billing process, and enhances the Company's ability to provide customer service. The credit management system also enables the Company to access target markets with sophisticated direct marketing techniques. This system, combined with a credit scoring system, enables the Company to process thousands of credit applications daily at a rate of less than three minutes per application. The Company also has an automated advanced call management system through which the Company manages the process of collecting delinquent customer accounts. As described more fully in Part I, Item I, "Business--Sales Promotion Strategy", the Company is also able to utilize the advanced call management system for telemarketing activities.

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

     The Company offers credit to customers under several payment plans: the "Option Plan", under which the Company bills customers monthly for charges without a minimum purchase requirement; the "Time-Pay Plan", under which customers may make monthly payments for purchases of home furnishings, major appliances and other qualified items of more than $100; and the "Club
Plan", under which customers may make monthly payments for purchases of fine china, silver, crystal and collectibles of more than $100. The Company also periodically offers special promotions to its credit card holders through which customers are given the opportunity to obtain discounts on merchandise purchases or purchase merchandise under special deferred billing and deferred interest plans. Finance charges may be assessed on unpaid balances at an annual percentage rate of up to 21.6%; a late charge fee on delinquent charge accounts may be assessed at a rate of up to $15 per late payment occurrence. Such charges may vary depending on applicable state law.

     Information Systems and Technology. The Company has continued to invest in technology and systems improvements in its efforts to improve customer service and reduce inventory-related costs and operating costs.
The Company's information systems include IBM mainframe technology, which was upgraded in late fiscal 1997. The primary benefits of the upgraded mainframe computer include the ability to process information more quickly, combined with expected cost savings to result from the more efficient use of power and a reduction in required maintenance. The new mainframe computer will also enable the Company to test its existing programs for year 2000 compliance, a process which could not be performed under the Company's previous mainframe computer. (See Part I, Item I, "Business--Year 2000
Conversion"). In addition to the mainframe computer, the Company runs multiple platforms with applications on mid-range, local area network and departmental levels. All of the Company's major information systems are computerized, including its sales, inventory, credit, accounts payable, payroll and financial reporting systems. The Company has installed approximately 2,000 computer terminals throughout its stores, corporate offices and distribution center.
Every store processes each sales transaction through point-of-sale ("POS") terminals that connect on-line with the Company's mainframe computer located at its corporate offices in Fresno, California. This system provides detailed reports on a real-time basis of current sales, gross margin and inventory levels by store, department, vendor, class, style, color, and size.

     Management believes the continued enhancement of its merchandise-related systems is essential for merchandise cost and shrinkage control. The Company has an automatic markdown system which has assisted in the more timely and accurate processing of markdowns and reduced inventory shortage resulting from paperwork errors. The Company's price management system has improved the Company's POS price verification capabilities, resulting in fewer POS errors and enhanced customer service. Combined with enhanced physical inventory procedures and improved security systems in the Company's stores, these systems have resulted in the Company's inventory shrinkage remaining unchanged at 1.1% of net sales in fiscal 1997 and 1996, after achieving reductions from 1.3%, 1.4% and 2.1% fiscal 1995, 1994 and 1993, respectively.

     Management also believes improved technology is critical for future reductions in costs related to the purchase, handling and distribution of merchandise, traditionally labor-intensive tasks. The Company's merchandise management and allocation ("MMS") system has enhanced the Company's ability to allocate merchandise to stores more efficiently and make prompt reordering and pricing decisions. The MMS system also provides merchandise-related information used by the Company's buying division in its analysis of market trends and specific item performance in stores. The
Company is in process of enhancing certain aspects of the MMS system and expects such enhancements to be fully complete during the first half of fiscal 1998.
The Company has also implemented a variety of programs with its vendors, including an automatic replenishment inventory system for certain basic merchandise and an electronic data interchange ("EDI") system providing for on-line purchase order, invoicing and charge-back entry. Such systems have automated certain processes associated with the purchasing and payment for merchandise.

     In addition to the previously described systems, the Company is in the process of installing an enhanced logistical system at the Company's distribution center.
This new logistical system is expected to enhance the automation of certain processes related to the receipt and distribution of apparel and non-apparel merchandise and enable the Company to deliver merchandise to stores more quickly. (See Part I, Item I, "Business--Distribution of Merchandise.") The new system is also expected to result in reducing certain distribution center payroll and related overhead costs. During fiscal 1997, the Company completed the installation of a workflow and imaging system, designed to automate certain aspects of its merchandise and general expense payables systems and enable the Company's payables departments to become essentially "paperless".
Management expects this system to improve efficiency and reduce certain costs associated with the payment for merchandise. The Company also intends to utilize the imaging technology to reduce operating costs and improve efficiencies in other areas of the Company, including the credit department and human resources department. In fiscal 1998, the Company also expects to install a new Bridal Registry system which will allow for the scanning of selected merchandise and the automatic updating of registry information. The new Bridal Registry system will also be accessible through the Company's Web site (see Part I, Item I, "Business--Sales Promotion Strategy".)

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

     Year 2000 Conversion.  The Company has
established a task force to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a Year 2000 date conversion with no disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process data in the year 2000 and beyond. Major areas of potential business impact have been identified and are being dimensioned, and initial conversion efforts are underway. The Company is also communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate the year 2000 conversion. The total cost of the conversion is currently estimated to be $350,000 and is not expected to materially affect the Company's results of operations during the fiscal 1998-1999 conversion period. Such costs are expected to consist primarily of external consulting fees and costs in excess of normal software upgrades and replacements and will be incurred throughout fiscal 1999. The year 2000 issue affects virtually all companies and organizations.

     Competition. The Company operates in a highly competitive environment. The Company's stores compete with national, regional, and local chain department and specialty stores, some of which are considerably larger than the Company and have substantially greater financial and other resources. Competition has intensified in recent years as new competitors, including specialty stores, general merchandise stores, discount and off-price retailers and outlet malls, have entered the Company's primary market areas. The trend towards consolidation of competitors within the retail industry has also intensified competition. The Company competes primarily on the basis of current merchandise availability, customer service, price and store location and the availability of services, including credit and product delivery.

     The Company's larger national and regional competitors have the ability to purchase larger quantities of merchandise at lower prices. Management believes its buying practices partially counteract this competitive pressure. Such practices include: (i) the ability to accept smaller or odd-sized orders of merchandise from vendors than its larger competitors may be able to accept; (ii) the ability to structure its merchandise mix to more closely reflect the different regional, local and ethnic needs of its customers; and (iii) the ability to react quickly and make opportunistic purchases of individual items. The
Company's membership in Frederick Atkins also provides it with increased buying power in the marketplace.
Management also believes that its knowledge of its primary market areas, developed over more than 93 years of continuous operations, and its focus on those markets as its primary areas of operations, give the Company an advantage that its competitors cannot readily duplicate. Many of the Company's competitors are national chains whose operations are not focused specifically on non-major metropolitan cities in the western United States. One aspect of the Company's strategy is to differentiate itself as a home-town, locally-oriented store versus its more nationally focused competitors.

     Leased Departments. The Company currently leases the fine jewelry, shoe and maternity wear departments, custom drapery, certain of its restaurants, coffee bars and the beauty salons in its Gottschalks department stores. The independent operators supply their own merchandise, sales personnel and advertising and pay the Company a percentage of gross sales as rent. Management believes that while the cost of sales attributable to leased department sales is generally higher than other departments, the relative contribution of leased department sales to earnings is comparable to that of the Company's other departments because the lessee assumes substantially all operating expenses of the department. This allows the Company to reduce its level of selling, advertising and other general and administrative expenses associated with leased department sales. Leased department sales as a percent of total sales were 7.8%, 7.8%, 7.4%, 7.1% and 7.4% in fiscal 1997, 1996, 1995,
1994 and 1993, respectively. Gross margin applicable to the leased departments was 14.6%, 14.6%, 14.4%, 14.1% and 13.8% in fiscal 1997, 1996, 1995, 1994 and 1993, respectively.

     Employees. As of January 31, 1998, the Company had 5,661 employees, of whom 1,478 were employed part-time
(working less than 20 hours a week on a regular basis). The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. None of the Company's employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.

     To attract and retain qualified employees, the Company offers a 25% discount on most merchandise purchases; participation in a 401(k) Retirement Savings
Plan to which the Company makes quarterly and annual contributions depending upon the profitability of the Company; and vacation, sick and holiday pay benefits as well as health care, accident, death, disability, dental and vision insurance at a nominal cost to the employee and eligible beneficiaries and dependents. The
Company also has performance-based incentive pay programs for certain of its officers and key employees and has stock option plans that provide for the grant of stock options to certain officers and key employees of the Company.

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

     Store Leases and Locations.   The Company owns
six of its thirty-seven Gottschalks stores and leases its remaining Gottschalks and Village East stores from unrelated parties. The store leases generally require the Company to pay either a fixed rent, rent based on a percentage of sales, or rent based on a percentage of sales above a specified minimum rent amount. Certain of the Company's leases also provide for rent abatements and scheduled rent increases over the lease terms. The
Company is generally responsible for a pro-rata share of promotion, common area maintenance, property tax and insurance expenses under its store leases. On a comparative store basis, the Company incurred an average of $4.73, $5.38, $5.58, $5.61 and $5.57 per gross square foot in lease expense in fiscal 1997, 1996, 1995, 1994 and 1993, respectively, not including common area maintenance and other allocated expenses.
In certain cases, the Company has been able to add gross square feet to certain existing store locations under favorable rental conditions.

     Thirty-two of the Company's thirty-seven
Gottschalks stores and all but two of its twenty-two
Village East stores are located in regional shopping malls. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

               The following table contains specific information about each of the Company's stores open as of the end of fiscal 1997:


                                              Expiration
                    Gross(1)  Selling           Date of
                    Square    Square    Date    Current
                      Feet      Feet    Opened    Lease    Renewal Options
GOTTSCHALKS
Antioch............. 80,000    71,875   1989     N/A (2)       N/A
Aptos............... 11,200    10,397   1988     2004          None
Auburn.............. 40,000    36,764   1995     2005     1 five yr. opt.
Bakersfield:
  East Hills........ 74,900    70,857   1988     2009     6 five yr. opt.
  Valley Plaza...... 90,000    70,376   1987     2017     2 five yr. opt.
Capitola............105,000    90,580   1990     2015     4 five yr. opt.
Carson City, Nevada. 68,000    58,480   1995     2005     2 five yr. opt.
Chico............... 85,000    77,059   1988     2017     3 ten yr. opt.
Clovis..............101,400   100,792   1988     2018          None
Eureka.............. 96,900    69,878   1989     N/A (2)       N/A
Fresno:
  Fashion Fair......163,000   126,635   1970     2016     4 five yr. opt.
  Fig Garden........ 36,000    32,689   1983     2005          None
  Manchester........175,600   125,394   1979     2009     1 ten yr. opt.
Hanford............. 98,800    75,303   1993     N/A (2)       N/A
Klamath Falls,
  Oregon............ 65,400    53,084   1992     2007     2 ten yr. opt.
Merced.............. 60,000    53,008   1983     2013          None
Modesto:
  Vintage Faire.....161,500   121,779   1977     2007     1 eight yr. opt.
                                                               and
                                                          5 five yr. opt.
  Century Center.... 65,000    62,250   1984     2013     1 ten yr. opt.
                                                               and
                                                          1 four yr. opt.
Oakhurst............ 25,600    22,075   1994     2005     4 five yr. opt.
                                               and
                                                          1 six yr. opt.
Palmdale............114,900    93,268   1990     N/A (2)       N/A
Palm Springs........ 68,100    55,670   1991     2011     4 five yr. opt.
Redding.............  7,800     5,135   1993     60 days(3)    None
Reno, Nevada........138,000   108,718   1996     2016     2 ten yr. opt.
Sacramento..........194,400   145,351   1994     2014     5 five yr. opt.
San Bernardino......204,000   161,119   1995     2017     4 five yr. opt.
San Luis Obispo..... 99,300    89,477   1986     N/A (2)       N/A
Santa Maria.........114,000    97,377   1976     2006     4 five yr. opt.
Santa Rosa..........127,000   100,529   1997     2017(4)  1 ten yr. opt.
                                                               and
                                                          1 four year opt.
Scotts Valley....... 11,200     8,642   1988     2001     2 five yr. opt.
Sonora.............. 55,000    46,054   1997     2017(4)  2 five yr. opt.
Stockton............ 90,800    74,449   1987     2009     6 five yr. opt.
Tacoma, Washington..119,300    92,745   1992     2012     4 five yr. opt.
Tracy...............113,000    90,012   1995     2015     4 five yr. opt.
Visalia.............150,000   133,116   1995     2014     3 five yr. opt.
Watsonville......... 75,000    66,170   1995     2006     4 five yr. opt.
Woodland............ 55,300    52,684   1987     2017     2 ten yr. opt.
Yuba City........... 80,000    68,307   1989     N/A(2)          N/A

Total Gottschalks
  Square Footage..3,420,400 2,818,098

VILLAGE EAST
Antioch.............  2,100     1,472     1989     1999          None
Bakersfield:
  East Hills........  3,350     2,847     1988     1998(5)       None
Capitola............  2,360     2,006     1991     1999          None
Carson City, Nevada.  3,400     2,800     1995     2005          None
Chico...............  2,300     1,920     1988     2000          None
Clovis..............  2,300     1,955     1988     1998(5)       None
Eureka..............  2,820     2,397     1989     2004          None
Fresno:
  Fig Garden........  2,800     2,521     1986     1999          None
  Manchester........  5,950     5,375     1981     2010          None
Hanford.............  2,800     2,480     1993     2008          None
Modesto:
  Century Center....  2,730     2,320     1986     2005          None
Palmdale............  2,716     2,309     1990     2000          None
Palm Springs........  2,480     2,108     1991     2001          None
Sacramento..........  2,700     2,470     1994     2004          None
San Luis Obispo.....  2,500     1,472     1987     2011          None
Santa Maria.........  3,000     2,720     1976     2001          None
Stockton............  1,799     1,530     1989     1998(6)       None
Tacoma..............  4,000     3,220     1992     2012          None
Tracy...............  3,428     2,914     1995     2006          None
Visalia.............  3,400     2,880     1975     1999          None
Woodland............  2,022     1,719     1987     1999          None
Yuba City...........  3,200     3,045     1990     2000          None


Total Village East
  Square Footage.... 64,155    54,480

Total Square
  Footage........3,484,555  2,872,578
__________________________

         (1) Reflects total store square footage, including office space, storage, service and other support space that is not dedicated to direct merchandise sales.

         (2) These stores are Company owned and have been pledged as security for various debt obligations of the Company. (See Note 4 to the Consolidated Financial Statements.)


         (3) This lease is automatically renewed every 60 days. Either party can terminate the lease upon 60 days' notice. The Company intends to terminate this lease during the second half of 1998 upon completion of a new 90,000 square foot Gottschalks store at a nearby location. (See Part I, Item I, "Business--Store Location and Growth Strategy").

         (4) Represents new leases entered into during fiscal 1997.

         (5) The Company has notified the respective landlords that these leases will be terminated upon their expiration in fiscal 1998 unless the landlord revises certain aspects of the lease agreements. In the event the leases are terminated in fiscal 1998, the Company would incorporate these locations into the nearby Gottschalks stores as separate departments.

         (6)        This lease will become renewable on a
                    month-to-month basis upon its expiration in fiscal
                    1998.


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

                    PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON
               EQUITY AND RELATED STOCKHOLDER
               MATTERS

     The Company's stock is listed for trading on both the New York Stock Exchange ("NYSE") and the
Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol
"GOT" during the periods indicated:

                           1997              1996
Fiscal Quarters     High        Low      High       Low

1st Quarter...... .6 1/2     5   1/8    7 3/8     5 5/8
2nd Quarter....... 9         5   1/2    7 1/4     5 3/4
3rd Quarter....... 9 7/8     7 11/16    6 1/2     5 1/8
4th Quarter....... 9 1/8     6   3/4    7         5 1/8


     On February 28, 1998, the Company had 946 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The sales price of the Company's common stock as reported by the NYSE on February 28, 1998 was $8 3/16 per share.

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

     There were no sales of unregistered securities by the Company during fiscal 1997.

Item 6.        SELECTED FINANCIAL DATA

     The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 31, 1998, February 1, 1997,
February 3, 1996, January 28, 1995 and  January 29,
1994 are referred to herein as fiscal 1997, 1996, 1995, 1994 and 1993, respectively. All fiscal years noted include 52 weeks, except for fiscal 1995 which includes
53 weeks.

     The selected financial data below should be read in conjunction with Part II, Item 7, "Management's
Discussion and Analysis of Financial Condition and
Results of Operations," and the Consolidated Financial
Statements of the Company and related notes included elsewhere herein.


RESULTS OF OPERATIONS:
                           1997       1996      1995      1994      1993
(In thousands, except per share data)

Net sales(1)........... $448,192    $422,159  $401,041   $363,603  $342,417
Net credit revenues(2).    6,385       4,198     4,896      4,210     5,911
                         454,577     426,357   405,937    367,813   348,328
Costs and expenses:
  Cost of sales(3).....  304,558     287,164   278,827    247,423   233,715
  Selling, general and
    administrative
    expenses...........  130,922     123,860   120,637    101,516   101,486
  Depreciation and
    amortization(4)....    6,667       6,922     8,092      5,860     5,877
                         442,147     417,946   407,556    354,799   341,078
Operating income (loss)   12,430       8,411    (1,619)    13,014     7,250

Other (income) expense:
 Interest expense......    7,325       8,111     7,718      7,599     8,524
 Miscellaneous income..   (1,955)     (2,792)     (726)      (755)     (838)
 Acquisition related
  expenses(5)..........      673
 Unusual items(6)......                                     3,833     3,427
                           6,043       5,319     6,992     10,677    11,113
Income (loss) before
  income tax expense
 (benefit).............     6,387       3,092    (8,611)     2,337   (3,863)
Income tax expense
  (benefit)............    2,657       1,258    (2,972)       821    (1,190)
Net income (loss)...... $  3,730    $  1,834  $ (5,639)  $  1,516  $ (2,673)

Net income (loss)
 per common share -
  basic and diluted(7). $    .36    $    .18  $   (.54)  $    .15  $   (.26)

Weighted-average
 number of common
 shares outstanding....   10,474      10,461    10,416     10,413    10,377




SELECTED BALANCE SHEET DATA:
                              1997      1996       1995       1994     1993
(In thousands of dollars)
Retained interest in
 receivables sold, net(8)   $15,813    $20,871    $25,892     $25,745  $  ---
Receivables, net(9)......     3,085      1,818      1,575       1,566   21,460
Merchandise
 inventories(10).........    99,544     89,472     87,507      80,678   60,465
Property and
 equipment, net(11)......    99,057     87,370     89,250      93,809   96,396
Total assets.............   242,311    232,400    239,041     233,353  248,330
Working capital (12).....    67,579     70,231     42,904      37,900   32,147
Long-term obligations,
 less current portion(12)    62,420     60,241     34,872      33,672   31,493
Stockholders' equity.....    83,905     80,139     77,917      83,577   82,118



SELECTED OPERATING DATA:
                              1997      1996       1995      1994      1993
Sales growth:
 Total store sales(13)...     6.2%      5.3%       10.3%     6.2%       3.4%
Comparable store sales...     3.3%      1.4%       (3.1%)    3.3%       1.3%
Average net sales per
 square foot of selling
 space(14):
   Gottschalks...........    $160      $170        $181     $196       $198
   Village East..........     157       163         161      164        176
Gross margin percent:
   Owned sales...........    33.5%     33.4%       31.8%    33.3%      33.2%
   Leased sales..........    14.6%     14.6%       14.4%    14.1%      13.8%
Credit sales as a %
   of total sales........    45.2%     44.7%       44.7%    43.0%      38.4%



SELECTED FINANCIAL DATA:
                               1997      1996      1995      1994      1993
Capital expenditures,
 net of reimbursements..  .  $14,976    $6,845   $12,773    $4,539     $5,456
Current ratio..............   2.11:1    2.10:1    1.45:1    1.43:1     1.30:1
Inventory turnover
 ratio(15).................      2.6       2.6       2.7       2.9        2.9
Days credit sales
 in receivables(16)........    128.1     132.9     136.8     157.3      170.8
__________________


(1) Includes net sales from leased departments of $35.2 million, $32.8 million, $29.8 million, $26.0 million and $25.3 million in fiscal 1997, 1996, 1995, 1994 and 1993, respectively. (See
     Part I, Item 1, "Business--Leased Departments.")

(2) Net credit revenues in fiscal 1997 includes a $1.1 million credit recognized in connection with the adoption of Statement of Financial
     Accounting Standards ("SFAS") No. 125. (See Note
     2 to the Consolidated Financial Statements.) Net credit revenues were higher in fiscal 1993 than in fiscals 1994 - 1996 as there was no reduction for interest expense related to securitized receivables in that year. (See note (8) below.)

(3) Includes cost of sales attributable to leased departments of $30.0 million, $28.0 million, $25.5 million, $22.3 million and $21.8 million in fiscal 1997, 1996, 1995, 1994 and 1993, respectively.  (See Part I, Item 1, "Business--Leased Departments.")

(4) Includes the amortization of new store pre-opening costs of $589,000, $1.3 million, $2.5 million, $438,000 and $429,000 in fiscal 1997,
     1996, 1995, 1994 and 1993, respectively.

(5)  See Note 8 to the Consolidated Financial
     Statements.
(6)  As described more fully in the Company's 1995
     Annual Report on Form 10-K, the provision for unusual items in fiscal 1994 totaling $3.8 million, includes a provision of $3.5 million representing costs incurred in connection with an agreement reached to settle the stockholder litigation previously pending against the Company and related legal fees and other costs. The provision for unusual items in fiscal 1993, totaling $3.4 million, includes interest expense, legal and accounting fees and other costs incurred primarily in connection with the settlement of all pending federal civil matters related to an income tax deduction taken on the Company's 1985 federal tax return.

(7)  The Company adopted the provisions of SFAS No.
     128, "Earnings per Share" in fiscal 1997 and in accordance with the statement has restated all prior period earnings per share amounts presented. There were no differences between previously reported earnings (loss) per share amounts and restated amounts. (See Note 1 to the Consolidated Financial Statements.)

(8)  The retained interest does not include
     receivables sold totaling $53.7 million as of the end of fiscal 1997, $46.0 million as of the end of fiscal 1996 and $40.0 million as of the end of both fiscal 1995 and 1994. The Company did not securitize its receivables prior to fiscal 1994. (See Notes 1, 2 and 3 to the
     Consolidated Financial Statements and Part II,
     Item 7, "Management's Discussion and Analysis of
     Financial Condition and Results of Operations--Liquidity and Capital Resources" for additional information related to receivables securitization program.)

(9) Receivables as of the end of fiscal 1994 - 1997 consist of customer credit card receivables that do not meet certain eligibility requirements of the securitization program, net of an allowance for doubtful accounts. Receivables as of the end of fiscal 1993 are presented net of $40.0 million of receivables held for securitization and sale as of that date.

(10) The increase in merchandise inventories is generally attributable to new store openings.
      (See Part I, Item I, "Business--Store Location and Growth Strategy", for table of number of stores open at each fiscal year-end.)

(11) The increase in property and equipment from fiscal 1996 to 1997 is primarily related to new store openings and the refurbishing of certain existing store locations, information system enhancements, and additional assets acquired under capital lease obligations. The decreases in property and equipment from fiscal 1993 through fiscal 1996 are primarily due to various sale and leaseback financings and, in fiscal 1996, to the write-off of assets under terminated capital leases. (See Note 5 to the Consolidated Financial
      Statements.)

(12) The increase in working capital and long-term obligations from fiscal 1995 to 1996 is primarily due to the classification of certain debt as long-term that was classified as current in the previous year.

(13)  See Part I, Item I, "Business--Store Location and
      Growth Strategy", for table of number of stores open at each fiscal year-end.

(14) Average net sales per square foot of selling space represents net sales for the period divided by the number of square feet of selling space in use during the period for comparable store sales only. Average net sales per square foot is computed only for those stores in operation for at least twelve months. "Selling space" has been determined according to standards set by the National Retail Federation. The Company has added larger stores, some of which have generated lower sales per square foot, over the past several years.

(15) The inventory turnover ratio excludes certain inventory received at year-end if held for stores opened early in the subsequent fiscal year.

(16) Days credit sales in receivables include receivables sold ($53.7 million as of the end of fiscal 1997, $46.0 million as of the end of 1996 and $40.0 million as of the end of both fiscal
      1995 and 1994 and $40.0 million of receivables held for securitization and sale as of the end of fiscal 1993), the retained interest in receivables sold, and other receivables. The
      Company services and administers all receivables, including receivables sold, pursuant to the securitization program.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated
Statements of Operations, expressed as a percent of net sales:


                                     1997         1996         1995
Net sales........................   100.0%        100.0%       100.0%
Net credit revenues..............     1.4           1.0          1.2
                                    101.4         101.0        101.2
Costs and expenses:
   Cost of sales.................    68.0          68.0         69.5
   Selling, general and
     administrative expenses.....    29.2          29.3         30.1
   Depreciation and amortization.     1.5           1.7          2.0
                                     98.7          99.0        101.6
Operating income (loss)..........     2.7           2.0         (0.4)
Other (income) expense:
   Interest expense..............     1.6           1.9          1.9
Miscellaneous income..........       (0.4)         (0.6)        (0.2)
   Acquisition related expenses..     0.1
                                      1.3           1.3          1.7
Income (loss) before income tax
   expense (benefit).............     1.4           0.7         (2.1)
Income tax expense (benefit).....     0.6           0.3         (0.7)
Net income (loss)................     0.8%          0.4%        (1.4)%



Fiscal 1997 Compared to Fiscal 1996

Net Sales

                Net sales increased by approximately $26.0 million to $448.2 million in fiscal 1997 as compared to $422.2 million in fiscal 1996, an increase of 6.2%.
This increase resulted from a 3.3% increase in comparable store sales, combined with additional sales volume generated by new store openings in fiscal 1997 and 1996. Fiscal 1997 new store openings included one new store in Sonora, California, opened in August 1997, and one additional store in Santa Rosa, California, opened in September 1997, increasing the total number of Gottschalks stores to thirty-seven as of the end of fiscal 1997 as compared to thirty-five as of the end of fiscal 1996. Stores operating in fiscal 1997 which were not open for the entire year in fiscal 1996 include one new store in Reno, Nevada (March 1996) and two larger replacement stores in Modesto and Fresno, California
(March and April 1996).

                The Company has entered into an agreement to open one additional store in Redding, California in fiscal 1998. While this store is expected to open in the second half of fiscal 1998, there can be no assurance that such opening will not be delayed, subject to a variety of conditions precedent or other factors.

Net Credit Revenues

                Net credit revenues associated with the
Company's private label credit card increased by approximately $2.2 million to $6.4 million in fiscal
1997 as compared to $4.2 million in fiscal 1996, an increase of 52.1%. As a percent of net sales, net credit revenues increased to 1.4% in fiscal 1997 as compared to 1.0% in fiscal 1996. This increase is primarily due a gain of $1.1 million recognized in connection with the adoption of Statement of Financial
Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in addition to a $1.1 million increase in service charges associated with the Company's customer credit cards. The gain on sale of receivables of $1.1 million includes a non-recurring credit of $898,000 resulting from a change in estimate for the allowance for doubtful accounts related to receivables which were ineligible for sale. (See Notes 1, 2 and 3 to the Consolidated Financial Statements.)

                Service charges increased by approximately
$1.1 million to $11.6 million in fiscal 1997 as compared to $10.5 million in fiscal 1996, an increase of 10.7%. The increase in service charges is primarily due to an increase in credit sales as a percent of total sales (45.2% in fiscal 1997 as compared to 44.7% in fiscal 1996), combined with additional income generated as a result of modifications made to credit terms in selected states initiated in late fiscal 1996.
The increase in credit sales is primarily due to the Company's new "Gottschalks Rewards" program, introduced during early fiscal 1997, which offers a rebate of up to 5% of annual credit purchases on the Company's credit card which can be applied towards future purchases of merchandise.

                As described more fully in Note 1 to the Consolidated Financial Statements, service charges are presented net of the following amounts: (1) interest expense related to securitized receivables, which remained unchanged at $3.6 million in fiscal 1997 and fiscal 1996; and (2) charge-offs related to receivables sold and the provision for credit losses related to receivables which were ineligible for sale, which remained unchanged at $2.7 million in fiscal 1997 and fiscal 1996. Management does not expect the impact of SFAS No. 125 to be material to the Company's results of operations in fiscal 1998.

Cost of Sales

                Cost of sales increased by approximately
$17.4 million to $304.6 million in fiscal 1997 as compared to $287.2 million in fiscal 1996, an increase of 6.1%. As a percentage of sales, cost of sales remained unchanged at 68.0% in fiscal 1997 and 1996 and the Company's gross margin percentage also remained unchanged at 32.0% in fiscal 1997 and 1996. Inventory shrinkage remained unchanged at 1.1% of net sales in fiscal 1997 and 1996. Due to additional promotional activity, markdowns as a percentage of net sales increased in fiscal 1997 as compared to 1996. This increase was offset by lower costs related to the buying and distribution of merchandise in fiscal 1997, primarily driven by improved technology implemented at the Company's distribution center during the year. (See
Part I, Item 1, "Business--Distribution of
Merchandise.") Excluding the effect of indirect costs related to the buying and distribution of merchandise which are reclassified to cost of sales by the Company for financial reporting purposes, the gross margin percentage decreased to 36.5% in fiscal 1997 as compared to 36.8% in fiscal 1996. (See Note 1 to the Consolidated Financial Statements.)

                Management is continuing efforts to improve its gross margin, primarily by maintaining tight controls over inventory levels, shifting inventories into more profitable lines of business based on current selling trends, expanding guaranteed gross margin arrangements with key vendors, and by continuing to focus on the enhancement of its information systems and technology as a means to reduce inventory-related costs. Management also intends to intensify its private-label merchandise programs, traditionally higher gross margin merchandise, in fiscal 1998 as a means to improve gross margins.

Selling, General and Administrative Expenses

                Selling, general and administrative
expenses increased by approximately $7.0 million to $130.9 million in fiscal 1997 as compared to $123.9 million in fiscal 1996, an increase of 5.7%. Due to the increase in sales volume, selling, general and administrative expenses as a percent of net sales decreased to 29.2% in fiscal 1997 as compared to 29.3% in fiscal 1996. Including the effects of certain indirect costs related to the buying and distribution of merchandise which are reclassified to cost of sales for financial reporting purposes, selling, general and administrative costs as a percent of sales decreased to 33.8% in fiscal 1997 as compared to 34.0% in fiscal
1996. (See Note 1 to the Consolidated Financial
Statements.) The Company's sales have continued to increase at a faster rate than its selling, general and administrative costs, primarily due to ongoing Company-wide expense control measures.

                Charge-offs related to receivables sold and the provision for credit losses related to receivables which were ineligible for sale in fiscal 1997, are reflected in "net credit revenues" and not in selling, general and administrative costs.

Depreciation and Amortization

                Depreciation and amortization expense,
which includes the amortization of new store pre-opening costs, decreased by approximately $200,000 to
$6.7 million in fiscal 1997 as compared to  $6.9
million in fiscal 1996, a decrease of 3.7%. As a percent of net sales, depreciation and amortization expense decreased to 1.5% in fiscal 1997 as compared to 1.7% in fiscal 1996. The decrease (in dollars) is primarily due to the amortization of new store pre-opening costs, which decreased by $748,000 as compared to the prior year, due to the full amortization of fiscal 1996 new store pre-opening costs early in fiscal
1997. This decrease was partially offset by additional depreciation related to capital expenditures for new stores opened and capital lease obligations entered into during the year. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales increased to 1.4% in fiscal 1997 as compared to 1.3% in fiscal 1996.

Interest Expense

                Interest expense, which includes the
amortization of deferred financing costs, decreased by approximately $800,000 to $7.3 million in fiscal 1997 as compared to $8.1 million in fiscal 1996, a decrease of 9.7%. Due to the increase in sales volume, interest expense as a percent of net sales decreased to 1.6% in fiscal 1997 as compared to 1.9% in fiscal 1996. The decrease (in dollars) is primarily due to a decrease in the weighted-average interest rate charged on outstanding borrowings under the Company's line of credit and the Variable Base Certificate (8.16% in fiscal 1997 as compared to 8.62% in fiscal 1996), due to a lower interest rate applicable to the Company's new line of credit agreement with Congress Financial
Corporation ("Congress"), and lower average outstanding borrowings under those facilities in fiscal 1997 as compared to fiscal 1996. This decrease was partially offset by higher interest expense associated with additional long-term financing arrangements entered into during late fiscal 1996, including the issuance of the $6.0 million Fixed Base Certificate and the $6.0 million mortgage loan with Heller Financial, Inc.
("Heller"). (See "Liquidity and Capital Resources".)

                As previously described in the "Net Credit
Revenues" portion of this section, pursuant to SFAS No.
125, interest expense related to securitized receivables is presented as a reduction to net credit revenues. Such interest remained unchanged at $3.6 million in fiscal 1997 and 1996.

Miscellaneous Income

                Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense items, decreased by approximately
$800,000 to $2.0 million in fiscal 1997 as compared to $2.8 million in fiscal 1996. Other income in fiscal
1997 includes a credit of $400,000 to a deferred lease incentive resulting from the revision of certain terms of the related lease. Other income in fiscal 1996 included a pre-tax gain of $1.3 million resulting from the termination of two leases previously accounted for as capital leases by the Company. (See Note 5 to Consolidated Financial Statements.)

Acquisition Related Expenses

                Acquisition related expenses of $673,000 were incurred in connection with the proposed acquisition of The Harris Company ("Harris"). Such costs, consisting primarily of investment banking, legal and accounting fees, were recognized by the Company after the parties were unable to agree on the terms of the transaction and discontinued negotiations in October 1997. (See Note 9 to the Consolidated
Financial Statements.)

Income Taxes

                The Company's effective tax rate was 41.6% in fiscal 1997 as compared to 40.7% in fiscal 1996.
(See Note 6 to the Consolidated Financial Statements.)

Net Income

                As a result of the foregoing, the Company's net income improved by approximately $1.9 million to $3.7 million in fiscal 1997 as compared to $1.8 million in fiscal 1996. On a per share basis (basic and diluted), net income improved by $.18 per share to $.36 per share in fiscal 1997 as compared to $.18 per share in fiscal 1996. (See Note 1 to the Consolidated
Financial Statements.) Net income in fiscal 1997 includes a pre-tax credit of $1.1 million resulting from the adoption of SFAS No. 125 and a pre-tax charge of $673,000 for expenses incurred in connection with the previously described proposed acquisition of Harris. Net income in fiscal 1996 includes a pre-tax gain of $1.3 million resulting from the termination of two capital leases. Excluding these non-recurring items, net income increased by $2.4 million, or $.23 per share, to $3.5 million, or $.34 per share in fiscal
1997 as compared to $1.1 million, or $.11 per share, in fiscal 1996.

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

Net Credit Revenues

                Net credit revenues decreased by
approximately $700,000 to $4.2 million in fiscal 1996 as compared to $4.9 million in fiscal 1995, a decrease of 14.3%. As a percent of net sales, net credit revenues decreased to 1.0% in fiscal 1996 as compared to 1.2% in fiscal 1995.

                Service charges associated with the
Company's customer credit cards decreased by $400,000
to $10.5 million in fiscal 1996 as compared to $10.9 million in fiscal 1995, a decrease of 3.7%. Credit sales as a percent of total sales remained unchanged at 44.7% in fiscal 1996 and 1995. The decrease in service charges (in dollars) is primarily due to the more timely payment of customer credit card balances in fiscal 1996 as compared to fiscal 1995. This decrease was partially offset by additional income generated as a result of modifications made to credit terms in selected states initiated in late fiscal 1996. Interest expense associated with securitized receivables remained unchanged at $3.6 million in fiscal 1996 and 1995. The provision for credit losses increased by approximately $300,000 to $2.7 million in fiscal 1996 as compared to $2.4 million in fiscal 1995, primarily due to higher bankruptcies during the period.

Cost of Sales

                Cost of sales increased by $8.4 million to $287.2 million in fiscal 1996 as compared to $278.8 million in fiscal 1995, an increase of 3.0%. Cost of sales as a percentage of sales decreased to 68.0% in fiscal 1996 as compared to 69.5% in fiscal 1995, resulting in an increase to the Company's gross margin percent to 32.0% in fiscal 1996 as compared to 30.5% in fiscal 1995. Excluding the effect of indirect costs related to the buying and distribution of merchandise which are reclassified to cost of sales by the Company for financial reporting purposes, the gross margin percent increased to 36.8% in fiscal 1996 as compared to 35.6% in fiscal 1995. This increase in gross margin percent is primarily due to increased sales of higher gross margin men's, women's and children's apparel, a higher initial inventory mark-on percentage on certain merchandise (through favorable vendor pricing), and a reduction of seasonal clearance and storewide sale event markdowns as compared to the prior year. The
Company's inventory shrinkage also continued to improve, decreasing to 1.1% of net sales in fiscal 1996 as compared to 1.3% in fiscal 1995. The Company's gross margin percent in fiscal 1995 was negatively impacted by (i) increased competition resulting from pricing policies of two financially troubled retailers operating in certain of the Company's market areas;
(ii) increased markdowns taken in an attempt to improve sales of slow-moving apparel and in connection with a revision in the Company's women's apparel merchandising strategy; and (iii) increased promotional activity related to new store openings and storewide sale events.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by approximately $3.3 million to $123.9 million in fiscal 1996 as compared to $120.6 million in fiscal 1995, an increase of 2.7%. As a percent of net sales, selling, general and administrative expenses decreased to 29.3% in fiscal 1996 as compared to 30.1% in fiscal 1995. Including the effect of indirect costs related to the buying and distribution of merchandise which are reclassified to cost of sales for financial reporting purposes, selling, general and administrative costs as a percent of net sales decreased to 34.0% in fiscal 1996 as compared to 35.1% in fiscal 1995. This decrease as a percent of net sales is primarily due to the increase in sales volume. The Company's sales increased at a faster rate than its selling, general and administrative expenses in fiscal 1996, primarily due to ongoing Company-wide expense control measures.

     As previously described in the fiscal 1997 "Net
Credit Revenues" portion of this statement, the provision for credit losses is presented as a reduction to net credit revenues in the accompanying financial statements. The provision for credit losses increased to $2.7 million in fiscal 1996 as compared to $2.5 million in fiscal 1995, primarily due to higher bankrupcies during the period.

Depreciation and Amortization

     Depreciation and amortization, which includes the amortization of new store pre-opening costs, decreased by $1.2 million to $6.9 million in fiscal
1996 as compared to $8.1 million in fiscal 1995, a decrease of 14.5%. This decrease (in dollars) is primarily due to the amortization of new store pre-opening costs, which decreased by $1.2 million as compared to the prior year as a result of fewer new store openings during the period. Excluding the amortization of new store pre-opening costs, depreciation and amortization as a percent of net sales decreased to 1.3% in fiscal 1996 as compared to 1.4% in fiscal 1995. Higher depreciation expense (in dollars) related to capital expenditures for new stores was fully offset by lower depreciation expense resulting from sale and leaseback arrangements completed in fiscal 1996 and 1995, including that of the Company's department store in Capitola, California, and by the termination of two capital leases in fiscal 1996. (See
Note 5 to the Consolidated Financial Statements).

Interest Expense

     Interest expense increased by $400,000 to $8.1 million in fiscal 1996 as compared to $7.7 million in fiscal 1995, an increase of 5.1%. Due to the increase in sales volume, interest expense as a percent of net sales remained unchanged at 1.9% in fiscal 1996 and 1995. The increase (in dollars) resulted primarily from additional long-term financing arrangements entered into late in fiscal 1995 and in fiscal 1996 and higher loan fees associated with the Company's former line of credit facility with Fleet Capital Corporation
("Fleet"). These increases were partially offset by a decrease in the weighted-average interest rate charged on outstanding borrowings under the Company's line of credit and Variable Base Certificate (8.62% in fiscal
1996 as compared to 8.75% in fiscal 1995), which resulted from (i) a decrease in LIBOR during the period; (ii) a higher percentage of borrowings outstanding under more cost-effective financing arrangements, including the Variable Base Certificate with Bank Hapoalim and the securitization program; and
(iii) a lower interest rate applicable to the new line of credit agreement with Congress, entered into in December 1996, which replaced the Fleet facility. (See
"Liquidity and Capital Resources.")

     As previously described in the fiscal 1997 "Net
Credit Revenues" portion of this section, interest expense related to securitized receivables is presented as a reduction of net credit revenues in the accompanying financial statements. Such interest remained unchanged at $3.6 million in fiscal 1996 and 1995.

Miscellaneous Income

     Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense items, increased by $2.1 million to $2.8 million in fiscal 1996 as compared to $726,000 in fiscal 1995. Other income in fiscal 1996 includes a gain of $1.3 million resulting from the termination of two leases and income related to the amortization of a lease incentive (see Note 5 to the Consolidated
Financial Statements). Other income in fiscal 1995 was reduced by certain general claim and valuation reserves.

Income Taxes

     The Company's effective tax rate was 40.7% in fiscal 1996 as compared to an effective tax benefit of (34.5%) in fiscal 1995. (See Note 6 to the Consolidated
Financial Statements.)

Net Income (Loss)

     As a result of the foregoing, the Company's net income increased by $7.5 million to net income of $1.8 million in fiscal 1996 as compared to a net loss of ($5.6) million in fiscal 1995. On a per share basis
(basic and diluted), net income increased by $.72 per share to net income of $.18 per share in fiscal 1996 as compared to a net loss of ($.54) per share in fiscal
1995. Net income in fiscal 1996 includes a non-recurring pre-tax gain of $1.3 million resulting from the termination of two capital leases. Excluding this amount, net income in fiscal 1996 was $1.1 million, or $.11 per share.

Liquidity and Capital Resources

     Sources of Liquidity. As described more fully below, the Company's working capital requirements are currently met through a combination of cash provided by operations, short-term trade credit, and by borrowings under its revolving line of credit and its receivables securitization program.

     Revolving Line of Credit and Working Capital
Facility. The Company has a revolving line of credit arrangement with Congress which provides the Company with an $80.0 million working capital facility through March 30, 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately LIBOR plus 2.5% (8.34% at January 31, 1998), with no interest charged on the unused portion of the line of credit.
For fiscal 1998, the interest rate applicable to the line of credit has been reduced by 1/4% to approximately LIBOR plus 2.25%. The maximum amount available for borrowings under the line of credit with Congress was $56.9 million as of January 31, 1998, of which $30.8 million was outstanding as of that date. Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of January 31, 1998.

     In addition to the Congress facility, the Company also has up to $15.0 million of additional working capital financing available under the Variable
Base Certificate, issued to Bank Hapoalim. The Company can borrow against the Variable Base Certificate on a revolving basis, similar to a line of credit arrangement. Borrowings against the Variable Base
Certificate are limited to a percentage of the outstanding balance of receivables underlying the certificate, and therefore, the Company's borrowing capacity under the facility is subject to seasonal variations that may affect the outstanding balance of such receivables. Interest on outstanding borrowings on the facility is charged at a rate of approximately
LIBOR plus 1.0% (6.56% at January 31, 1998). At January
31, 1998, $7.7 million was outstanding under the line of credit with Bank Hapoalim, which was the maximum amount available for borrowings as of that date. Under the provisions of SFAS No. 125, effective fiscal 1997, borrowings against the Variable Base Certificate are treated as "off-balance sheet" borrowings for financial reporting purposes and are excluded from amounts reported in the accompanying fiscal 1997 financial statements. Prior to the adoption of SFAS No. 125 in fiscal 1997, transfers of receivables underlying the Variable Base Certificate were accounted for as secured borrowings for financial statement purposes.
Accordingly, outstanding borrowings against the
Variable Base Certificate as of February 1, 1997, totaling $7,600,000, are included in amounts reported in the Company's fiscal 1996 financial statements. As described more fully in the "Cash Flows from Securitization Program" portion of this section, the issuance of an additional $6.0 million Fixed Base
Certificate in fiscal 1996 reduced the level of receivables allocable to the Variable Base Certificate, and thus has reduced the Company's borrowing capacity under the facility.

     Other Financings. As described more fully in
Note 4 to the Consolidated Financial Statements, the
Company has four fifteen-year mortgage loans with Midland Commercial Funding ("Midland") with outstanding balances totaling $19.5 million at January 31, 1998.
The Midland loans, due 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities as of January
31, 1998: (i) a 10.45% mortgage loan payable with Heller Financial, Inc. ("Heller") due 2002, with an outstanding loan balance of $3.8 million; an additional
9.97% mortgage loan payable with Heller, due March
2004, with an outstanding loan balance of $5.3 million;
(iii) two 10.0% notes payable to Federated Department
Stores, Inc., due 2001, with outstanding balances totaling $1.9 million; and (iv) other long-term obligations with outstanding balances totaling $2.2 million.

     Certain of the Company's long-term debt and lease arrangements contain various restrictive covenants. The Company was in compliance with all such restrictive covenants as of January 31, 1998.

     Cash Flows From Securitization Program. The
Company's receivables securitization program provides the Company with an additional source of working capital financing that is generally more cost-effective than traditional debt financing. Accordingly, the Company continually seeks to divert as large a percentage of total borrowings as possible to its securitization program.

     Since 1994, the Company has issued $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card
Certificates (the "1994 Fixed Base Certificates") and a
$6.0 million principal amount 6.79% Fixed Base
Certificate (the "1996 Fixed Base Certificate") under the program. Proceeds from the issuances of the 1994 and 1996 Fixed Base Certificates (collectively, the
"Fixed Base Certificates") were used to reduce or repay previously outstanding higher interest bearing debt obligations of the Company and pay certain costs associated with the transaction. Interest is earned by the certificateholders on a monthly basis and is paid through finance charges collected under the program.
The outstanding principal balance of the certificates are to be repaid in equal monthly installments commencing September 1998 through September 1999, through the application of credit card receivable principal collections during that period. Management currently intends to refinance the Fixed Base
Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying those certificates and the corresponding debt obligations have been excluded from the accompanying financial statements.

     The Company also issued a Variable Base Class A-2
Credit Card Certificate ("Variable Base Certificate") in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim. The Company can borrow against the Variable Base Certificate on a revolving basis, similar to a revolving line of credit arrangement. Management also intends to refinance the Variable Base Certificate upon its maturity in September 1998.

     In addition to the Fixed and Variable Base
Certificates, additional series of certificates may be issued as a source of additional working capital financing to the Company. However, other than refinancing the previously issued certificates upon their maturity, management does not currently anticipate any additional certificate issuances in fiscal 1998.

     Management believes the previously described sources of liquidity are adequate to meet the Company's working capital, capital expenditure and debt service requirements for fiscal 1998. Management also believes it has sufficient sources of liquidity for its long-term growth plans at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

     Additional Cash Flow and Working Capital
Analysis.

     Working capital decreased by $2.6 million to $67.6 million in fiscal 1997 as compared to $70.2 million in fiscal 1996. The Company's ratio of current assets to current liabilities decreased to 2.01:1 as of the end of fiscal 1997 as compared to 2.11:1 as of the end of fiscal 1996. This decrease is primarily due to an increase in the current portion of long-term obligations related to new financing arrangements entered into or finalized in fiscal 1997, in addition to an increase in trade payables and the related cash management liability resulting from the timing of the payment for, and the clearing of, certain payables at year end.

     Cash flows from operating activities consist primarily of net income (loss) adjusted for certain non-cash income and expense items, including, but not limited to, depreciation and amortization, the provision for uncollectible accounts and changes in deferred taxes. Net cash provided by operating activities decreased by $6.7 million to $3.6 million in fiscal 1997 as compared to $10.3 million in fiscal
1996. This decrease is primarily due to the additional investment in merchandise inventories required for new stores, partially offset by cash received from the return of certain previously outstanding deposits and an increase in amounts due from GCC Trust, resulting from the adoption of SFAS No. 125 in fiscal 1997 (see
Note 1 to the Consolidated Financial Statements). The decrease is also due to additional cash flows received in fiscal 1996 resulting from the payment of approximately $7.6 million of operating expenses related to fiscal 1996 during the 53rd week of fiscal
1995 as a result of the fiscal 1995 calendar shift, and from the receipt of $3.4 million in connection with the filing of certain amended income tax returns.

     Net cash used in investing activities increased by $4.6 million to ($9.3) million in fiscal 1997 as compared to ($4.7) million in fiscal 1996. The Company spent $9.8 million more on capital expenditures, net of reimbursements received, in fiscal 1997 as compared to fiscal 1996. The cash used in fiscal 1997 for capital expenditures was partially offset by cash provided under the securitization program of $5.1 million in fiscal 1997. The Company's 1997 expansion program included the completion and opening of one new department store in Sonora, California in August 1997 and one new department store in Santa Rosa, California in September 1997. The Company also completed the first phase of the 23,000 square foot expansion and remodel of its existing store located in the Valley Plaza Mall in Bakersfield, California and certain other store remodel projects. These projects were funded primarily with cash generated by operations, proceeds from previously described long-term financing arrangements entered into in late fiscal 1996 and with borrowings under the Company's working capital facilities. The
Company also continued to invest in the enhancement of various management information systems in fiscal 1997.
The Company also opened two new department stores in fiscal 1996. Cash required to open a particular new store, however, may vary significantly depending upon various factors, including whether the store was fully constructed, the size, age and condition of an existing store location if assumed from another party, and the extent of construction allowances to be received.
Capital expenditures in fiscal 1997 and 1996 were partially offset by reimbursements received from certain of the mall owners, in addition to proceeds from various sale and sale/leaseback arrangements entered into during those periods. The Company adopted the provisions of SFAS No. 125 in fiscal 1997, which requires the presentation of purchases and maturities of securities under the Company's securitization program to be presented as investing activities in the statement of cash flows.

     Net cash provided by financing activities increased by $11.3 million to $5.8 million in fiscal
1997 as compared to net cash used in financing activities of ($5.5) million in fiscal 1996. This increase is primarily due to an increase in the cash management liability, which resulted from the timing of the payment for, and the clearing of, certain payables at year end, in addition to an increase in cash provided by GCC Trust, resulting from the adoption of SFAS No. 125 in fiscal 1997. Cash held by GCC Trust in fiscal 1996 and 1995, classified as financing activities for statement of cash flow purposes, were reflected as a receivable from GCC Trust pursuant to SFAS No. 125 in fiscal 1997 and classified as an operating activity in the fiscal 1997 statement of cash flows. (See Notes 1 and 2 to the Consolidated Financial
Statements.) This increase was partially offset by a reduction in net borrowings under the Company's revolving line of credit and the Variable Base
Certificate in fiscal 1997 as compared to fiscal 1996, primarily due to the application of the final $3.0 million proceeds received from the previously described mortgage loan with Heller. Net cash used in financing activities in fiscal 1996 include proceeds from the $6.0 1996 Fixed Base Certificate and $3.0 million received from the previously described Heller loan.
Such proceeds, however, were more than fully offset by principal payments made on various short-term and long-term obligations during the year.

     The Company has entered into an agreement to open one new department store in the second half of fiscal 1998 and is in process of remodeling certain existing store locations. The estimated cost of such projects is $15.5 million. Such costs are expected to be provided for from existing financial resources and from additional long-term financing. Such projects are expected to be fully complete in fiscal 1998, however, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

     Proposed Acquisition of The Harris
Company. On July 3, 1997, the Company entered into a non-binding letter of intent with El Corte Ingles
("ECI"), of Spain, and The Harris Company ("Harris").
The letter of intent contemplated the purchase of all of the common stock of Harris, a wholly-owned subsidiary of ECI, which currently operates nine department stores located throughout Southern
California. The two parties were unable to agree on the terms of the transaction and terminated negotiations in October 1997. The Company incurred non-recurring costs totaling $673,000 in connection with the proposed acquisition, consisting primarily of investment banking, legal and accounting fees.

Year 2000 Conversion

     The Company has established a task force to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no disruption to business operations.
These actions are necessary to ensure that the systems and applications will recognize and process the year
2000 and beyond. Major areas of potential business impact have been identified and are being dimensioned, and initial conversion efforts are underway. The
Company is also communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate the year 2000 conversion. The total cost of the conversion is currently estimated to be $350,000 and is not expected to materially affect the Company's results of operations during the fiscal
1998-1999 conversion period. Such costs are expected to consist primarily of external consulting fees and costs in excess of normal software upgrades and replacements and will be incurred throughout fiscal 1999. The year
2000 issue affects virtually all companies and organizations.

Inflation

     Although inflation has not been a material factor to the Company's operations during the past several years, the Company does experience some increases in the cost of certain of its merchandise, salaries, employee benefits and other general and administrative costs. The Company is generally able to offset these increases by adjusting its selling prices or by modifying its operations. The Company's ability to adjust selling prices is limited by competitive pressures in its market areas.

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

     The following table sets forth unaudited quarterly results of operations for fiscal 1997 and 1996 (in thousands, except per share data). (See Note
11 to the Consolidated Financial Statements.)

                                         1997

Quarter Ended          May 3    August 2    November 1   January 31

Net sales            $90,506   $99,997      $101,466     $156,223
Gross profit          28,510    32,279        32,871       49,974
Income (loss) before
  income tax expense
  (benefit)           (1,673)  (   422)       (2,516)      10,998
Net income (loss)     (  987)  (   248)       (1,485)       6,450
Net income (loss)
  per common share      (.09)     (.02)         (.14)         .62



                                         1996
Quarter Ended          May 4    August 3    November 2   February 1

Net sales             $85,560    $95,675      $95,675     $145,249
Gross profit           26,830     30,392       30,719       47,054
Income (loss) before
  income tax expense
  (benefit)            (2,099)    (1,245)      (2,430)       8,866
Net income (loss)      (1,322)    (  785)      (1,530)       5,471
Net income (loss)
  per common share       (.13)      (.07)        (.15)         .52



Recently Issued Accounting Standards

     Statement of Financial Accounting Standards
("SFAS") No. 130, "Reporting Comprehensive Income" was recently issued and establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements.
The new rules are effective for fiscal years beginning after December 15, 1997 (fiscal 1998), with earlier application permitted. SFAS No. 131, "Disclosure about
Segments of an Enterprise and Related Information", changes the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are defined and reported on internally. The new rules are also effective for periods beginning after December 15, 1997, with earlier application permitted. The application of SFAS No. 130 and 131 will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company does not anticipate adoption of these standards prior to their effective dates.

Safe Harbor Statement

     The preceding sections including Part I, Item I,
"Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of Section 27A of the Securities
Exchange Act of 1933 and Section 21E of the Securities
Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company, and such forward-looking statements can be identified by words including, but not limited to: "believes", "anticipates", "expects", "intends", "seeks", "may", "will and "estimates".

     The forward-looking statements are qualified by
important factors that could cause actual results to
differ materially from those  identified in such
forward-looking statements, including, without
limitation, the following: (i) the ability of the
Company to gauge fashion trends and preferences of its
customers; (ii) the level of demand for the merchandise
offered by the Company; (iii) the ability of the
Company to locate and obtain favorable store sites,
negotiate acceptable lease terms, and hire and train
employees; (iv) the ability of management to manage the
planned expansion; (v) the continued ability to obtain
adequate credit from factors and vendors and the timely
availability of branded and other merchandise; (vi) the
effect of economic conditions, both nationally and in
the Company's specific market areas; (vii) the effect
of severe weather or natural disasters; and (viii) the
effect of competitive pressures from other retailers.
Results actually achieved thus may differ materially
from expected results in these statements as a result
of the foregoing factors or other factors affecting the
Company.
_________________________________


Item 7A.       QUANTITATIVE AND QUALITATIVE
               DISCLOSURES ABOUT MARKET RISK

     Disclosures under Item 305 of Regulation S-K are effective for annual financial statements for fiscal years ending after June 15, 1998 and will be required to be included in the Company's 1998 Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is set forth under
Part IV, Item 14, included elsewhere herein.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

          Not applicable.

                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          COMPANY

     The information required by Item 10 of Form 10-K, other than the following information required by
Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual
Stockholders' Meeting scheduled to be held on June 25, 1998, to be filed pursuant to Regulation 14A (the "1998 Proxy") under the headings "Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

     The following table lists the executive officers of the Company:

Name                   Age(1)         Position
Joe W. Levy            66             Chairman and
                                      Chief
                                      Executive Officer

James R. Famalette     45             President and
Chief                                 Operating Officer

Gary L. Gladding       58             Executive Vice
President/
                                      General
                                      Merchandise
                                      Manager

Alan A. Weinstein      53             Senior Vice
                                      President and
                                      Chief Financial
                                      Officer

Michael J. Schmidt     56             Senior Vice
                                      President/
                                      Director of
                                      Stores
__________________________

(1) As of February 28, 1998

   Joe W. Levy became Chairman and Chief Executive
Officer of the Company's predecessor and former subsidiary, E. Gottschalk & Co., Inc. ("E. Gottschalk") in April 1982 and of the Company in March 1986. Mr.
Levy was Executive Vice President from 1972 to April
1982 and first joined E. Gottschalk in 1956. He serves on the Board of Directors of the National Retail
Federation and the Executive Committee of Frederick
Atkins. He was formerly Chairman of the California
Transportation Commission and served on the Board of Directors of Community Hospitals of Central California and of Air 21, a regional airline based in Fresno, California, which was liquidated under federal bankruptcy laws in fiscal 1997. Mr. Levy has also served on numerous other state and local commissions and public service agencies.

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

Item 11.       EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from those portions of the Company's 1998 Proxy under the headings
"Executive Compensation" and "Director Compensation
For Fiscal Year 1997."

Item 12.       SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the portion of the Company's 1998 Proxy under the headings "Security Ownership of Certain Beneficial Owners and Management."

Item 13.       CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS

     The information required by this item is incorporated by reference from the portion of the Company's 1998 Proxy under the heading "Certain
Relationships and Related Transactions."

                    PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT
               SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Gottschalks Inc. and Subsidiary are included in Item 8:

     Consolidated balance sheets -- January 31, 1998
     and February 1, 1997

     Consolidated statements of operations -- Fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996

     Consolidated statements of stockholders' equity
     -- Fiscal years ended January 31, 1998, February
     1, 1997 and February 3, 1996

     Consolidated statements of cash flows -- Fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996

     Notes to consolidated financial statements --
     Three years ended January 31, 1998

     Independent auditors' report

(a)(2) The following financial statement schedule of Gottschalks Inc. and Subsidiary is included in
               Item 14(d):

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

10.17 Consulting Agreement dated June 1, 1994 by and between Gottschalks Inc. and Gerald H.
               Blum.(4)(8)

10.18 Form of Severance Agreement dated March 31, 1995 by and between Gottschalks Inc. and the following senior executives of the Company:
               Joseph W. Levy, Gary L. Gladding, Michael J.
               Schmidt and Alan A. Weinstein.(4)(10)

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

10.29          Promissory Note and Security Agreement dated
               October 2, 1996, by and between Gottschalks
               Inc. and Heller Financial, Inc.(14)

10.30 Promissory Notes dated March 28, 1996 and September 11, 1996, by and between Gottschalks Inc. and Broadway Stores, Inc., a wholly-owned division of Federated Department Stores, Inc.(15)

10.31          Loan and Security Agreement dated December 29,
               1996, by and between Gottschalks Inc. and Congress Financial Corporation. (16)

10.32 Employment Agreement dated March 14, 1997 by and between Gottschalks Inc. and James R.
               Famalette.(4)(15)

21.            Subsidiaries of the Registrant.(10)

23.            Independent Auditors' Consent.

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

(15) Filed as an exhibit to the Registration
     Statement on Form S-8 (File #33-00061), and incorporated herein by reference.

(16) Filed as an exhibit to the Annual Report on Form
     10-K for the year ended February 1, 1997 (File
     No. 1-09100), and incorporated by herein by
     reference.
___________________

     (b)       Reports on Form 8-K--The Company did
               not file any Reports on Form 8-K
               during the fourth quarter of fiscal
               1997.

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

     YEAR ENDED FEBRUARY JANUARY 31, 1998

        GOTTSCHALKS INC. AND SUBSIDIARY

              FRESNO, CALIFORNIA










INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiary as of January
31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gottschalks Inc. and Subsidiary as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for securitized receivables in fiscal 1997 to conform with Statement of Financial Accounting Standard No. 125.


DELOITTE & TOUCHE LLP

/s/Deloitte & Touche LLP


Fresno, California
February 24, 1998



GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                              January 31,    February 1,
ASSETS                                            1998          1997

CURRENT ASSETS:
  Cash                                          $  1,601      $  1,496
  Cash held by GCC Trust                                         5,163
  Retained interest in
   receivables sold (Notes 2 and 3)               15,813        20,871
  Receivables:
   Receivables, less allowances of $437
     in 1997 and $1,322 in 1996
     (Notes 2 and 3)                               3,085         1,818
   Vendor claims, less allowances of $80
    in 1997 and 1996                               3,475         2,818
                                                   6,560         4,636
  Merchandise inventories                         99,294        89,472
  Other                                           11,444        11,800
       Total current assets                      134,712       133,438

PROPERTY AND EQUIPMENT (Note 5):
  Land and land improvements                      15,101        15,074
  Buildings and leasehold improvements            52,339        46,925
  Furniture, fixtures and equipment               64,993        57,648
  Buildings and equipment under capital leases    10,875         7,302
  Construction in progress                         1,858           309
                                                 145,166       127,258
  Less accumulated depreciation and
   amortization                                   46,109        39,888
                                                  99,057        87,370
OTHER ASSETS:
  Goodwill, less accumulated amortization
   of $1,263 in 1997 and $1,146 in 1996            1,136         1,252
  Other                                            7,406        10,340
                                                   8,542        11,592
                                                $242,311      $232,400



See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                  January 31,  February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1998        1997

CURRENT LIABILITIES:
  Revolving lines of credit (Note 4)                $  5,767    $ 13,904
  Cash management liability                           10,141       1,540
  Trade accounts payable                              20,950      19,077
  Accrued expenses                                     8,110      10,714
  Taxes, other than income taxes                       8,698       8,202
  Accrued payroll and related liabilities              5,734       5,208
  Current portion of
   long-term obligations (Notes 4 and 5)               3,950       2,408
  Deferred income taxes (Note 6)                       3,783       2,154
          Total current liabilities                   67,133      63,207

LONG-TERM OBLIGATIONS, less current portion
 (Notes 4 and 5):
  Line of credit                                      25,000      25,000
  Notes and mortgage loans payable                    30,083      29,861
  Capitalized lease obligations                        7,337       5,380
                                                      62,420      60,241
DEFERRED INCOME (Note 5)                              18,408      19,580
DEFERRED LEASE PAYMENTS AND OTHER (Note 5)             6,653       6,369
DEFERRED INCOME TAXES (Note 6)                         3,792       2,864
COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value of $.10 per share;
   2,000,000 shares authorized; none issued
  Common stock, par value of $.01 per share;
   30,000,000 shares authorized;
   10,478,415 and 10,472,915 issued
  Common stock                                           105         105
  Additional paid-in capital                          56,368      56,332
  Retained earnings                                   27,434      23,704
                                                      83,907      80,141
  Less common stock in treasury at cost, 338 shares       (2)         (2)
                                                      83,905      80,139
                                                    $242,311    $232,400


See notes to consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)

                                              1997       1996       1995

Net sales                                  $448,192    $422,159  $401,041
Net credit revenues                           6,385       4,198     4,896
                                            454,577     426,357   405,937

Costs and expenses:
  Cost of sales                             304,558     287,164   278,827
  Selling, general and
    administrative expenses                 130,922     123,860   120,637
  Depreciation and amortization               6,667       6,922     8,092
                                            442,147     417,946   407,556
Operating income (loss)                      12,430       8,411    (1,619)

Other (income) expense:
 Interest expense                             7,325       8,111     7,718
 Miscellaneous income                        (1,955)     (2,792)     (726)
 Acquisition related expenses                   673
                                              6,043       5,319     6,992
 Income (loss) before
  income tax expense(benefit)                 6,387       3,092    (8,611)

 Income tax expense(benefit)                  2,657       1,258    (2,972)

Net income (loss)                          $  3,730    $  1,834  $ (5,639)

Net income (loss) per common share -
  basic and diluted                        $    .36    $    .18  $   (.54)




See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars, except share data)

                                        Additional
                         Common Stock    Paid-In    Retained  Treasury
                        Shares  Amount   Capital    Earnings   Stock   Total

BALANCE,
  JANUARY 29, 1995    10,416,520  $104    $56,112    $27,509   $(148)  $83,577
  Net loss                                            (5,639)           (5,639)
  Net compensation benefit
   related to stock option plan             (170)                         (170)
  Purchase of 12,500 shares
   of treasury stock                                             (94)      (94)
  Contribution of 34,164
   shares of treasury stock
   to Retirement Savings Plan                  3                 240       243

BALANCE,
  FEBRUARY 3, 1996   10,416,520    104     55,945     21,870      (2)   77,917
  Net income                                           1,834             1,834
  Issuance of 56,395
    shares to
   Retirement Savings
    Plan                 56,395      1        387                          388

BALANCE,
  FEBRUARY 1, 1997   10,472,915    105     56,332     23,704      (2)   80,139
  Net income                                           3,730             3,730
   Shares issued under stock
   option plan            5,500                36                           36

BALANCE,
  JANUARY 31, 1998   10,478,415   $105    $56,368    $27,434   $  (2)  $83,905




See notes to consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                             1997          1996         1995
OPERATING ACTIVITIES:
 Net income (loss)                       $  3,730      $  1,834     $ (5,639)
   Adjustments:
   Depreciation and amortization            6,667         6,922        8,096
   Deferred income taxes                    2,557           419       (1,296)
   Deferred lease payments and other          284           467          870
   Deferred income                         (1,172)         (767)        (609)
   Net benefit related to stock option plan                             (170)
   Provision for credit losses                470         2,724        2,754
   Equity in the income of limited
     partnership                             (120)         (133)         (64)
   Net gain from sale of assets               (72)                      (344)
   Net gain from termination of
     capital leases (Note 5)                             (1,344)
   (Gain) loss on securitization and
     sale of receivables (Note 2)          (1,050)           20
   Acquisition related expenses (Note 8)     (673)
   Litigation settlements (Note 9)                       (2,400)      (3,000)
   Lease incentive (Note 5)                                            4,000
   Changes in operating assets and liabilities:
      Receivables                          (1,346)           (9)      (5,114)
      Retained interest in receivables sold                (979)        (147)
      Merchandise inventories              (9,227)       (1,370)      (6,215)
      Trade accounts payable                1,873         2,570       (7,638)
      Other current and long-term assets    3,267        (6,518)      (3,394)
      Other current and long-term
        liabilities                        (1,546)        8,821       (2,572)
     Net cash provided by (used in) operating
      activities                            3,642        10,257      (20,482)

INVESTING ACTIVITIES:
 Purchases of held-to-maturity securities
   (Note 3)                              (230,433)
 Maturities of held-to-maturity securities
   (Note 3)                               235,491
 Purchases of property and equipment,
   net of reimbursements received         (14,976)       (6,845)     (12,773)
 Proceeds from sale/leaseback arrangements
   and other property and equipment sales     365         2,026       11,606
 Distribution from limited partnership        229           112           86
    Net cash used in investing activities ( 9,324)       (4,707)      (1,081)

FINANCING ACTIVITIES:
 Net proceeds (repayments) under revolving
   line of credit and Variable Base
     Certificate                           (8,137)       (6,260)      27,320
 Proceeds from short-term and long-term
     obligations                            3,214         3,878       23,993
 Principal payments on short-term and
   long-term obligations                   (3,054)       (4,850)     (24,710)
 Proceeds from securitization and sale of
   receivables (Note 3)                                   6,000
 Changes in cash management liability       8,601        (3,556)      (4,757)
 Changes in cash held by GCC Trust          5,163        (  748)          85
 Payments to acquire treasury stock                                      (94)
   Net cash provided by (used in) financing
      activities                            5,787        (5,536)      21,837

INCREASE IN CASH                              105            14          274
CASH AT BEGINNING OF YEAR                   1,496         1,482        1,208
CASH AT END OF YEAR                      $  1,601      $  1,496     $  1,482


See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SIGNIFICANT
     ACCOUNTING POLICIES

     Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of thirty-seven
     "Gottschalks" department stores and twenty-two
     "Village East" specialty stores located
     primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada. Gottschalks department stores typically offer a wide range of moderate and better brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, home furnishings and other consumer goods. Village East specialty stores offer apparel for larger women.

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

     Principles of Consolidation - The accompanying
     financial statements include the accounts of
     Gottschalks Inc., and its     wholly-owned
     subsidiary, Gottschalks Credit Receivables
     Corporation ("GCRC"), (collectively, the
     "Company"). Prior to fiscal 1997, the Company's consolidated financial statements also included the accounts of GCC Trust, a qualified special purpose entity which is no longer consolidated as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 125,
     "Accounting for Transfers and Servicing of Financial
      Assets and Extinguishments of
     Liabilities". (See Notes 2 and 3.) All of GCC
     Trust's assets were transferred subsequent to December 31, 1996, the effective adoption date of SAS No. 125. All significant intercompany transactions and balances have been eliminated in consolidation.

     Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years
     1997, 1996 and 1995 ended on January 31, 1998,
     February 1, 1997 and February 3, 1996,
     respectively. Fiscal years 1997 and 1996 each contained 52 weeks; fiscal year 1995 contained
     53 weeks. The Company's fiscal 1995 results of operations were not materially affected by results applicable to the 53rd week.

     Cash Held by GCC Trust - Cash held by GCC Trust of $5,163,000 at February 1, 1997 consists primarily of customer credit card payments collected through the Company's receivables securitization program and held for the payment of monthly interest to certificate holders and amounts designated under the prepayment option of the Variable Base Certificate. Cash held by GCC Trust in excess of amounts required for those purposes are remitted to the Company on a daily basis to be used for operating purposes.
     As previously described, effective fiscal 1997, GCC Trust is no longer consolidated into the Company's financial statements. Amounts due from GCC Trust, totaling $4,922,000 as of January
     31, 1998 are included in other current assets.

     Retained Interest in Receivables Sold - The
     Company adopted the provisions of SFAS No. 125
     effective fiscal 1997. As described more fully
     in Notes 2 and 3, the retained interest in
     receivables sold as of January 31, 1998 consists
     primarily of securities backed by receivables
     sold pursuant to the Company's receivable
     securitization program and various financial
     components which are retained and recorded as
     assets as a result of such sales. Such assets
     include the right to service the receivables
     sold, if any, which is based on a contractually
     specified servicing fee, and the retained rights
     to future interest income from the serviced
     assets in excess of the contractually specified
     servicing fee (interest-only  strips). The
     retained interest in receivables sold is initially
     recorded at the date of the sale by
     allocating the previous carrying amount between
     the assets sold and the retained interest based
     on their relative fair values. The certificated
     retained interest is subsequently valued in accordance
     with SFAS No. 115, "Accounting for
     Certain Investments in Debt and Equity
     Securities". In accordance with  SAS No.   115,
     these investments are classified as held-to- maturity and, accordingly, are carried at amortized cost as the securities are not subject to substantial prepayment risk and the Company has the ability and intent to hold the securities to maturity. The servicing assets, if any, and the interest-only strips are amortized to operations over the period of estimated net servicing income. As of January 31, 1998, the estimated cost to service the assets was equal to the contractually specified servicing fee, resulting in no servicing asset or liability.
     The interest-only strip, net of accumulated amortization, totaled $211,000 as of January 31, 1998. As of February 1, 1997, the retained interest in receivables sold consisted only of securities backed by receivables sold under the Company's receivables securitization program.

     Receivables - Receivables consist primarily of customer credit card receivables that do not meet certain eligibility requirements of the Company's receivable securitization program.
     Such receivables are not certificated and include revolving charge accounts with terms which, in some cases, provide for payments exceeding one year. In accordance with usual industry practice such receivables are included in current assets.

     The Company maintains a reserve for possible credit losses on such receivables which is based on the expected collectibility of those receivables. Prior to the implementation of SFAS
     No. 125 in fiscal 1997, the Company maintained reserves for possible credit losses based on the expected collectibility of all receivables, including receivables sold or certificated. (See
     Note 2.)

     Concentrations of Credit Risk - The Company extends credit to individual customers based on their credit worthiness and generally requires no collateral from such customers.
     Concentrations of credit risk with respect to the Company's credit card receivables are limited due to the large number of customers comprising the Company's customer base.

     Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 31, 1998 and February 1, 1997.

     The Company includes in inventory the
     capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match sales with these related costs.

     Store Pre-Opening Costs - Store pre-opening costs represent certain expenditures incurred prior to the opening of new stores that are deferred and amortized generally on a straight-line basis not to exceed a twelve month period commencing with the store opening. Store pre-opening costs, net of accumulated amortization, of $421,000 at January 31, 1998 and $136,000 at
     February 1, 1997 are included in other current assets. The amortization of new store pre-opening costs, totaling $589,000, $1,337,000 and
     $2,524,000 in 1997, 1996 and 1995, respectively,
     is included in depreciation and amortization in the accompanying statements of operations.

     Property and Equipment - Property and equipment is stated on the basis of cost or appraised value as to certain contributed land.
     Depreciation and amortization is computed by the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, land improvements and leasehold improvements and 3 to 15 years for furniture, fixtures and equipment. Reimbursements received for certain capital expenditures are reported as reductions to the original cost of the related assets. Amortization of buildings and equipment under capital leases is generally computed by the straight-line method over the term of the lease or the estimated economic life of the asset, depending on which criteria was used to classify the lease, and such amortization is combined with depreciation in the accompanying statements of operations.

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

     The Company accounts for its investment in the limited partnership on the equity method of accounting. As of January 31, 1998 and February
     1, 1997, the investment was $2,679,000 and $2,766,000, respectively, and prepaid rent, net of accumulated amortization, was $793,000 and $911,000, respectively. Such amounts are included in other long-term assets. The
     Company's equity in the income of the
     partnership, totaling $141,000 in 1997, $133,000
     in 1996 and $64,000 in 1995 is included in miscellaneous income.

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

     Leased Department Sales - Net sales include leased department sales of $35,179,000,
     $32,781,000 and $29,766,000 in 1997, 1996 and
     1995, respectively. Cost of sales include related costs of $30,044,000, $28,006,000 and
     $25,494,000 in 1997, 1996 and 1995,
     respectively.

     Net Credit Revenues - The Company adopted the
     provisions of SFAS No. 125 in fiscal 1997, and
     has changed the presentation  of net credit
     revenues related to the Company's customer credit
     card receivables for financial statement
     purposes. (See Note 2.) Net credit revenues in
     fiscal 1997 consist primarily of the gain on the
     sale of receivables during that period and   the
     amortization of the interest-only strip. The amortization of the interest-only strip approximates service charge revenues related to receivables sold, net of interest expense related to securitized receivables and charge-offs related to receivables sold. Net credit revenues also include service charges related to the retained interest in receivables sold, net of a related provision for credit losses related to receivables which were ineligible for sale.
     Net credit revenues in fiscal 1996 and 1995 consist of services charges related to all customer credit card receivables, including receivables sold, net of interest expense related to securitized receivables and a provision for credit losses on all receivables, including receivables sold.

     The gain on sale of receivables totaled
     $1,050,000 in 1997, and includes a credit of $898,000 related to a change in estimate for the allowance for doubtful accounts related to receivables which were ineligible for sale.
     Service charge revenues related to the Company's customer credit card receivables totaled
     $11,618,000 in 1997, $10,493,000 in 1996 and
     $10,937,000 in 1995. Interest expense related to securitized receivables totaled $3,579,000,
     $3,564,000 and $3,578,000 in 1997, 1996 and
     1995. Charge-offs related to the receivables sold totaled $2,234,000 and the provision for credit losses related to receivables which were ineligible for sale totaled $470,000 in 1997, for a total of $2,704,000. The provision for credit losses related to receivables, including receivables sold, totaled $2,731,000 and
     $2,463,000 in 1996 and 1995.

     Income Taxes - Deferred tax assets and
     liabilities are generally recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined based on the differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards, and by using enacted tax rates in effect when the differences are expected to reverse.

     Net Income (Loss) Per Common Share -    The Company
     adopted the provisions of SFAS No. 128,
     "Earnings per Share", effective for interim
     periods and fiscal years ended after December
     15, 1997. This statement replaces the
     presentation of primary and fully diluted
     earnings   per share  with a presentation of
     "basic" earnings per share, which is based on the weighted-average number of common shares outstanding during a period, and "diluted" earnings per share, which includes the effect of stock options and other potentially dilutive securities. In accordance with the provisions of the statement, all previously reported earnings per share amounts have been restated to reflect the provisions of the new standard. The adoption of the standard had no impact on previously reported earnings (loss) per share amounts.

     Basic earnings (loss) per common share is computed based on the weighted average number of common shares outstanding which were 10,473,682, 10,461,424 and 10,416,520 in 1997, 1996 and
     1995, respectively. Diluted earnings (loss) per common share is equal to basic earnings (loss) per common share because the effect of potentially dilutive securities under the stock option plans were antidilutive, or insignificant, in 1997, 1996 and 1995, and therefore not included.

     Non-Cash Transactions - The Company acquired certain equipment under a capital lease obligation totaling $3,562,000 in 1997 and acquired fixtures and equipment under long-term debt obligations totaling $2,650,000 in 1996.
     The Company issued or contributed common stock to the Retirement Savings Plan with a value of $388,000 and $243,000 in 1996 and 1995, respectively.

     Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, retained interest in receivables sold, receivables, notes receivable, trade payables and other accrued expenses, revolving line of credit and stand-by letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments.
     The following methods and assumptions were used to estimate the fair value for each remaining class of financial instruments:

          Long-Term Obligations - The fair values of the Company's notes and mortgage loans payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The aggregate estimated fair values of such obligations with aggregate carrying values of $32,724,000 and $31,933,000 at January 31, 1998 and February 1, 1997, respectively, are $34,241,000 and $32,024,000, respectively.

          Off-Balance Sheet Financial Instruments -
          The Company's off-balance sheet financial instruments consist primarily of the Fixed
          Base Certificates and, as of fiscal 1997, the Variable Base Certificate, and related borrowings associated with those securities. (See Notes 2 and 3.) The aggregate estimated fair values of the Fixed Base Certificates, based on similar issues of certificates at current rates for the same remaining maturities, with aggregate face values of $46,000,000 at both January 31, 1998 and February 1, 1997 are $44,408,000 and $44,249,000,
          respectively. The estimated fair value of the Variable Base Certificate approximates its reported value due to the short-term revolving nature of the credit card portfolio.

     Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB
     No. 25, "Accounting for Stock Issued to Employees".

     Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identified and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Based on such a review, the Company determined that no impairment loss need be recognized for fiscal years 1997 or 1996.

     Recently Issued Accounting Standards - SFAS No.
     130, "Reporting Comprehensive Income" was recently issued and establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The new rules are effective for fiscal years beginning after December 15, 1997 (fiscal 1998), with earlier application permitted. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", changes the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are defined and reported on internally. The new rules are also effective for periods beginning after December 15, 1997, with earlier application permitted. The application of SFAS No. 130 and 131 will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company does not anticipate adoption of these standards prior to their effective dates.

     Reclassifications - Certain amounts in the accompanying 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.   ACCOUNTING CHANGE

     The Company adopted the provisions of SFAS No.
     125 effective fiscal 1997. This statement
     changed the accounting for securitized
     receivables and provides consistent guidance for
     distinguishing transfers of financial assets
     (securitizations) that are sales from transfers
     that are secured borrowings.  SFAS No. 125
     requires the Company to recognize gains and losses
     on securitizations which qualify as sales
     and to recognize as assets certain financial
     components that are retained as a result of such
     sales. Such assets consist primarily of the
     retained interest in the receivables    sold, the
     right to service the receivables sold, which is based on a contractually specified servicing fee, and the retained rights to future interest income from the serviced assets in excess of the contractually specified servicing fee (interest-only strips). The effect of this accounting change was to increase pre-tax net income by $1,050,000 for the year ended January 31, 1998.
     Such amount, which includes a credit of $898,000 related to a change in estimate for the allowance for doubtful accounts related to receivables which were ineligible for sale, is included in net credit revenues in the accompanying fiscal 1997 statement of operations.

     The provisions of the statement are not
     permitted to be applied retroactively to prior periods presented. The Company has, however, made certain reclassifications to amounts in the accompanying fiscal
     1996 and 1995 statements of operations to more closely conform with the financial statement presentation required by this statement.

3.   RECEIVABLES SECURITIZATION PROGRAM

     The Company's receivables securitization program
     provides the Company with a source of working
     capital financing that is generally more cost-effective
     than traditional debt financing.   Under
     the program, the Company automatically sells all of its accounts receivable arising under its private label customer credit cards to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), and those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust
     ("GCC Trust"), to be used as collateral for securities issued to investors. GCC Trust is a qualified special purpose entity under SFAS No. 125. Accordingly, all transfers of receivables to GCC Trust under the Company's securitization program are accounted for as sales for financial reporting purposes. The Company retains an ownership interest in certain of the receivables sold under the program, represented by Subordinated and Exchangeable Certificates issued to GCRC by GCC Trust, and also retains an uncertificated ownership interest in receivables that do not meet certain eligibility requirements of the program. The Company services and administers the receivables in return for a monthly servicing fee. As of January 31, 1998, the following securities have been issued under the securitization program:

     Fixed Base Certificates.

     In 1994, fractional undivided ownership
     interests in certain of the receivables were sold through the issuance of $40,000,000 principal amount 7.35% Fixed Base Class A-1
     Credit Card Certificates (the "1994 Fixed Base
     Certificates") to third-party investors. An additional $6,000,000 principal amount 6.79%
     Fixed Base Class A-1 Credit Card Certificate
     (the "1996 Fixed Base Certificate") was issued under the program in 1996. Proceeds from the issuances of the 1994 and 1996 Fixed Base
     Certificates (collectively, the "Fixed Base
     Certificates") were used to reduce or repay previously outstanding higher interest bearing debt obligations of the Company and pay certain costs associated with the transaction. Interest on the Fixed Base Certificates is earned by the certificate holders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing September 15, 1998 through September 15, 1999, through the application of the principal portion of credit card collections during that period. Management currently intends to refinance the Fixed Base
     Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes.
     Accordingly, the $46,000,000 of receivables underlying the Fixed Base Certificates as of January 31, 1998 and February 1, 1997 and the corresponding debt obligations have been excluded from amounts reported in the accompanying financial statements.

     Variable Base Certificate.

     A Variable Base Class A-2 Credit Card
     Certificate ("Variable Base Certificate") was also issued in 1994 in the principal amount of up to $15,000,000 to Bank Hapoalim. The Variable
     Base Certificate represents a fractional undivided ownership interest in certain receivables held by GCC Trust and functions similar to a revolving line of credit arrangement.

     Under the provisions of SFAS No. 125, effective fiscal 1997, the transfer of receivables under the Variable Base Certificate are treated as sales for financial reporting purposes.
     Accordingly, the retained interest in
     receivables sold pertaining to the Variable Base
     Certificate, totaling $7,700,000 as of January
     31, 1998 and the corresponding outstanding borrowings against the Variable Base Certificate with Bank Hapoalim have been excluded from amounts reported in the accompanying financial statements. Prior to the adoption of SFAS No.
     125 in fiscal 1997, transfers of receivables underlying the Variable Base Certificate were accounted for as secured borrowings in the accompanying fiscal 1996 financial statements and the outstanding balance of the Variable Base
     Certificate, totaling $7,600,000 at February 1,
     1997, and the corresponding outstanding
     borrowings against the Variable Base Certificate with Bank Hapoalim are included in amounts reported in the accompanying fiscal 1996 financial statements.

     Other Program Requirements.

     Under the program, the Company is required, among other things, to maintain certain portfolio performance standards which include the maintenance of a minimum portfolio yield, maximum levels of delinquencies and write-offs of customer credit card receivables and minimum levels of credit card collection rates. The
     Company was in compliance with all applicable requirements of the program at January 31, 1998.
     In addition to the Fixed and Variable Base
     Certificates, GCRC may, upon the satisfaction of certain conditions, offer additional series of certificates to be issued by GCC Trust. While management intends to refinance the previously described outstanding certificates as they mature, management is not presently contemplating the issuance of any additional certificates in fiscal 1998.

4.   DEBT OBLIGATIONS

     Revolving Lines of Credit.

     The Company has a revolving line of credit
     arrangement with Congress Financial Corporation
     ("Congress") which provides the Company with an
     $80,000,000 working capital facility through March 30, 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to
     fund increased seasonal inventory requirements.   Interest on
     outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 2.5% (8.34% at January 31, 1998), with no interest charged on the unused portion of the line of credit. For fiscal 1998, the interst rate applicable to the line of credit has been reduced by 1/4% to approximately LIBOR plus 2.25%. The maximum amount available for borrowings under the line of credit was $56,920,000 as of January 31, 1998, of which $30,767,000 was outstanding as of that date. Of that amount, $25,000,000 has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of January 31, 1998.

     The Company also has up to $15,000,000 of additional working capital financing available under the Variable Base Certificate, issued to Bank Hapoalim (Note 3). Borrowings against the
     Variable Base Certificate are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base Certificate and therefore, the Company's borrowing capacity under the facility is subject to seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the facility is charged at a rate of approximately LIBOR plus 1.0%, not to exceed a maximum of 12.0% (6.56% at January 31, 1998).

     At January 31, 1998, $7,700,000 was outstanding under facility with Bank Hapoalim, which was the maximum amount available for borrowings as of that date. Under the provisions of SFAS No. 125, effective fiscal 1997, borrowings against the Variable Base Certificate with Bank Hapoalim are treated as "off-balance sheet" borrowings for financial reporting purposes and are excluded from amounts reported in the accompanying financial statements (see Notes 2 and 3).
     Because the provisions of SFAS No. 125 are not retroactively applied, outstanding borrowings against the Variable Base Certificate as of February 1, 1997, totaling $7,600,000, are reported in the Company's fiscal 1996 financial statements.




     Long-Term Obligations.
     Notes and mortgage loans payable consist of the following:

                                             January 31, February 1,
     (In thousands of dollars)                 1998        1997
     Mortgage loans payable to financial
       institution, payable in monthly
       principal installments of $173
       including interest at 9.23% and
       9.39%, principal due and
       payable October 1, 2010 and
       November 1, 2010; collateralized
       by certain real property, assets
       and certain property and equipment     $19,501       $19,738
     Mortgage loan payable to financial
       institution, payable in monthly
       principal installments of $79 plus
       interest at 10.45%, principal due
       and payable January 1, 2002;
       collateralized by certain real
       property, assets and certain
       property and equipment                  3,800         4,750

     Mortgage loan payable to financial
       institution, payable in monthly
       principal installments of $71 plus
       interest at 9.97%, principal due
       and payable April 1, 2004;
       collateralized by certain real
       property, assets and certain
       property and equipment                  5,286         3,000

     Notes payable to Federated
       Department Stores, Inc., payable in
       quarterly principal installments of
       $169 including interest at 10.0%,
       principal due and payable
       March and July 2001                     1,892         2,351

     Fixture loans and other                   2,245         2,094
                                              32,724        31,933
     Less current portion                      2,641         2,072
                                             $30,083       $29,861



     The mortgage loan payable to financial institution with an outstanding balance of $5,286,000 at January 31, 1998 consists of amounts advanced to the Company under a seven-year financing arrangement with Heller Financial, Inc. ("Heller") entered into on October 2, 1996, providing for the mortgage of its department store in San Luis Obispo, California. The Company received $3,000,000 of the total $6,000,000 arrangement in October 1996, and received the remaining $3,000,000 in March 1997.

     Federated Department Stores, Inc. financed the
     Company's acquisition of certain fixtures and equipment located in the Broadway store locations that were assumed by the Company during fiscal 1996. (See Note 5).

     The scheduled annual principal maturities on notes payable and mortgage loans are $2,641,000, $2,790,000, $2,883,000, $2,510,000 and
     $1,395,000 for 1998 through 2002.

     Debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are deferred and charged to operations as additional interest expense on a straight-line basis over the life of the related indebtedness. Deferred debt issuance costs, net of accumulated amortization, amounted to $1,734,000 at January
     31, 1998 and $2,260,000 at February 1, 1997.

     Interest paid, net of amounts capitalized, was $10,302,000, $11,059,000 and $10,927,000 in
     1997, 1996 and 1995, respectively. Capitalized interest expense was $114,000, $37,000 and $278,000 in 1997, 1996 and 1995, respectively.
     The weighted-average interest rate charged on the Company's various revolving line of credit arrangements was 8.16% in 1997, 8.62% in 1996 and 8.75% in 1995.

     Certain of the Company's long-term financing arrangements include various restrictive covenants. The Company was in compliance with such covenants as of January 31, 1998.

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

     Certain of the Company's operating leases also provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the lease term and records the difference between expense charged to operations and amounts payable under the leases as deferred lease payments. Deferred lease payments totaled $6,463,000 at January 31, 1998 and $6,157,000 at February 1, 1997.

     Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at January 31, 1998:

                                      Capital           Operating
(In thousands of dollars)             Leases            Leases
         1998                        $ 2,070           $ 15,360
         1999                          2,070             16,567
         2000                          1,730             14,579
         2001                            752             14,023
         2002                            752             13,901
         Thereafter                    6,894            133,578
         Total minimum
           lease payments             14,268           $208,008
         Amount representing
           interest                   (5,622)
         Present value of
           minimum lease
           payments                    8,646
         Less current portion         (1,309)
                                     $ 7,337




    Rental expense consists of the following:

     (In thousands of dollars)      1997         1996       1995
     Operating leases:
      Buildings:
        Minimum rentals         $13,099       $11,897     $ 9,796
        Contingent rentals        1,911         2,213       2,315
      Fixtures and equipment      4,358         5,439       4,679
                                $19,368       $19,549     $16,790



     One of the Company's lease agreements contains a restrictive covenant pertaining to the debt to tangible net worth ratio with which the Company was in compliance at January 31, 1998.

     In 1996, the Company entered into agreements with Broadway Stores, Inc. ("Broadway"), a wholly-owned subsidiary of Federated Department
     Stores, Inc., and the respective landlords, whereby the Company vacated its original location in the Modesto, California Vintage
     Faire Mall and sub-leased the Broadway's former store in that mall for the remaining twelve years of the Broadway lease. The Company also vacated its original location in the Fresno, California Fashion Fair Mall and reopened a store in that mall under a new 20-year lease in the former Broadway store location. The Company recognized a pre-tax gain of $1,344,000 upon the termination of the original leases, which were accounted for as capital leases by the Company, representing the difference between the capital lease obligations and the net book value of the related assets recorded under the capital leases, and such gain is included in miscellaneous income for the year ended February
     1, 1997. The new leases have been accounted for as operating leases for financial reporting purposes.

     Lease Incentive.

     The Company received $4,000,000 in 1995 as an incentive to enter into a lease in connection with one of the fiscal 1995 new store openings.
     The $4,000,000 received was deferred for financial reporting purposes and is being amortized into operations over the ten-year minimum lease period. The deferred lease incentive, net of accumulated amortization, amounted to $3,130,000 at January 31, 1998 and $3,731,000 at February 1, 1997.

     Sale and Leaseback Arrangement.

     In 1995, the Company sold the land, building and
     leasehold improvements comprising its department
     store in Capitola, California and subsequently
     leased the department store back under a twenty-year
     lease with four five-year renewal options.
     The lease has been accounted for as an  operating
     lease for financial reporting purposes. The  $11,600,000
     proceeds received from the sale were used to reduce previously outstanding borrowings.

6.   INCOME TAXES



     The components of income tax expense (benefit) are as follows:

     (In thousands of dollars)      1997        1996        1995
     Current:
        Federal                        92      $  375    $(1,678)
        State                           8         464          2
                                      100         839     (1,676)
       Deferred:
        Federal                     1,976         704       (857)
        State                         581        (285)      (439)
                                    2,557         419     (1,296)
                                   $2,657      $1,258    $(2,972)



     The principal components of deferred tax assets and liabilities (in thousands of dollars) are as follows:


                                      January 31,            February 1,
                                         1998                   1997
                                 Deferred   Deferred     Deferred   Deferred
                                   Tax        Tax           Tax        Tax
                                Assets   Liabilities    Assets   Liabilities
Current:
    Vacation accrual and
      employee vacation
      benefits                  $   689                   $   467
    Credit losses                   572                       566
    Accrued employee
      benefits                      353                       257
    State income taxes              332                       124
    LIFO inventory reserve                 $ (2,942)                $ (2,841)
    Accelerated tax deduction
      for workers' compensation
      insurance premiums                       (574)           17
    Supplies inventory                       (1,429)                    (951)
    Gain deferred for tax
      related to adoption
      Of SFAS No. 125                          (450)
    Other items, net                803      (1,137)          875       (668)
                                  2,749      (6,532)        2,306     (4,460)
  Long-Term:
    Net operating loss
      carryforwards               4,541                     4,674
    General business
      credits                     2,034                     1,985
    Alternative minimum
       tax credits                  777                       510
    Depreciation expense                     (8,503)                  (8,143)
    Accounting for leases           913      (3,408)          915     (3,433)
    Deferred income               1,699      (1,958)        1,988     (1,746)
    Other items, net                567        (454)          697       (311)
                                 10,531     (14,323)       10,769    (13,633)
                                $13,280    $(20,855)      $13,075   $(18,093)




Income tax expense (benefit) varies from the amount
computed by applying the statutory federal income tax
rate to the    income (loss) before income taxes. The
reasons for this difference are as follows:



                          1997         1996        1995

Statutory rate           35.0%       35.0%      (35.0)%
State income taxes,
  net of federal income
  tax benefit             5.9         5.7         (2.7)
Amortization of goodwill   .6         1.3           .5
General business credit  (1.2)
Nondeductible penalties                             .3
Other items, net          1.3        (1.3)         2.4
Effective rate           41.6%       40.7%      (34.5)%



     The Company received income tax refunds, net of payments, of $195,000 in 1997 and $3,399,000 in
     1996. There were no income tax refunds
     receivable at January 31, 1998 or February 1,
     1997. At January 31, 1998, the Company has, for federal tax purposes, net operating loss carryforwards of $11,400,000 which expire in the years 2009 through 2012, general business credits of $1,018,000 which expire in the years
     2008 through 2011, and alternative minimum tax credits of $610,000 which may be used for an indefinite period. At January 31, 1998, the
     Company has, for state tax purposes, net operating loss carryforwards of $7,400,000 which expire in the years 1999 through 2002, enterprise zone credits of $1,015,000 which expire in the years 2005 through 2013, and alternative minimum tax credits of $166,000 which may be used for an indefinite period.
     These carryforwards are available to offset future taxable income and are expected to be fully utilized.

7.   STOCK OPTION PLANS

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

     The 1986 Employee Nonqualified Stock Option Plan
     (the "1986 Nonqualified Plan") provided for the grant of options to purchase up to 510,000 shares of the Company's common stock to certain officers and key employees of the Company.
     Options granted under this plan generally became exercisable at a rate of 25% per year beginning on or one year after the grant date. The options were exercisable on a cumulative basis and expired no later than four or five years from the date of grant. Substantially all of the options under this plan were granted at a price below the fair market value of the stock on the date of the grant, however, such options had expired by the end of fiscal 1995. The Company recognized compensation benefit related to this plan of $170,000 in 1995. The benefit resulted from the reversal of previously recognized compensation expense upon the forfeiture or expiration of unexercised options. No compensation benefit or expense related to this plan was recognized in 1997 or 1996.

     No new grants may be make under either of the 1986 Plans.

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

     Option activity under the plans is as follows:



                                                               Weighted-
                                                                Average
                                               Number of       Exercise
                                                Shares           Price

Outstanding, January 28, 1995
 (179,746 exercisable at a weighted-
   average price of $12.81)                     643,746          $10.74
 Granted (weighted-average fair value
   of $4.08)                                     28,000            6.63
 Canceled                                      (191,746)          12.63

Outstanding, February 3, 1996
 (133,000 exercisable at a weighted-
   average price of $9.93)                      480,000            9.74
 Granted (weighted-average fair value
   of $3.54)                                     45,000            5.75
 Canceled                                       (34,000)           9.88

Outstanding, February 1, 1997
 (236,000 exercisable at a weighted-
 average price of $9.84)                        491,000            9.37
 Granted (weighted-average fair value
   of $4.26)                                     62,000            6.94
 Exercised                                       (5,500)           6.55
 Canceled                                       (78,500)           9.46

Outstanding, January 31, 1998
 (283,500 exercisable at a weighted-
 average price of $9.72)                        469,000           $9.06





     Additional information regarding options outstanding as of January 31, 1998 is as follows:


                         Options Outstanding             Options Exercisable
                            Weighted-Avg.
                             Remaining
   Range of       Number    Contractual   Weighted-Avg.     Number    Exercise
Exercise Prices Outstanding  Life (yrs.)  Exercise Price  Exercisable   Price

$5.38 to $10.87  469,000      6.8 yrs.       $9.06         283,500     $9.72


     At January 31, 1998, 45,500 and 30,000 shares were available for future grants under the 1994 ISO Plan and the 1994 Director Nonqualified Plan, respectively.

     Additional Stock Plan Information.

     As described in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and its related interpretations. Accordingly, with the exception of the compensation benefit recognized in fiscal
     1995 in connection with the Company's 1986 Plan, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS No. 123 "Accounting for Stock-Based
     Compensation", requires the disclosure of pro-forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of fiscal 1995.
     Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The
     Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions:
     expected life, 5 years; stock volatility, 51.09% in 1997 and 49.74% in 1996 and 1995; risk-free interest rates, 5.41% in 1997 and 6.30% in 1996 and 1995; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Pro-forma net income (loss) and earnings (loss) per share, had the computed fair values of the 1997, 1996 and 1995 awards been amortized to expense over the vesting period of the awards, would have been $3,693,000, or $.35 per share in 1997 and $1,816,000, or $.17 per share in 1996. There would have been no impact in 1995. The impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculation; accordingly, the 1997, 1996 and 1995 pro-forma adjustments are not indicative of future period pro-forma adjustments, when the calculation will apply to all applicable stock options.

8.   EMPLOYEE BENEFIT PLANS

     The Company has a Retirement Savings Plan
     ("Plan") which qualifies as an employee
     retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan. Under the Plan, employees currently may elect to have up to 15% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. During fiscal 1997, the Company revised its discretionary contribution policy for the Plan such that contributions are now made on a quarterly basis of up to 3% of a participants' quarterly eligible compensation, with the ability to receive an additional contribution of up to 1% of annual eligible compensation, depending on the Company's quarterly and annual financial performance during those periods. Prior to fiscal 1997, the Company, at the discretion of the Board of Directors, could elect to make an annual discretionary contribution to the Plan of up to 2% of each participant's annual eligible compensation. Participants are immediately vested in their voluntary contributions to the Plan and are 100% vested (25% per year) in the Company's matching contribution to the Plan after four years of continuous service. The
     Company recognized $749,000, $275,000 and
     $500,000 in expense representing the Company's annual contribution to the Plan in 1997, 1996 and 1995, respectively. The Company contributed cash to the Plan in fiscal 1997, with which the Plan subsequently purchased common stock of the Company to distribute to the participants. The
     Company contributed common stock of the Company directly to the Plan in 1996 and 1995.

     A Voluntary Employee Beneficiary Association
     ("VEBA") trust has been established by the Company for the purpose of funding employee vacation benefits.

9.   ACQUISITION RELATED EXPENSES

     On July 3, 1997, the Company entered into a non-binding letter of intent with El Corte Ingles
     ("ECI"), of Spain, and The Harris Company
     ("Harris" ). The letter of intent contemplated the purchase of all of the common stock of Harris, a wholly-owned subsidiary of ECI, which currently operates nine department stores located throughout Southern California. The parties were unable to agree on the terms of the transaction and terminated negotiations in
     October 1997. The Company incurred various non-recurring costs in connection with the proposed acquisition, consisting primarily of investment banking, legal and accounting fees. Such costs, totaling $673,000, are classified as acquisition related expenses in the accompanying 1997 statement of operations.

10.  COMMITMENTS AND CONTINGENCIES

     The Company received $3,300,000 in 1996 in connection with the filing of certain amended income tax returns. The Internal Revenue Service has preliminarily disallowed deductions taken on these returns. The Company intends to pursue the matter in court and contest the matter vigorously. While it is currently impossible to determine the final disposition of this matter, management does not believe that its ultimate resolution will have a material adverse effect on the financial position or results of operations of the Company.

     In addition to the matter described above, the Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of its operations.

     The Company arranges for the issuance of letters of credit in the ordinary course of business pursuant to certain factor and vendor contracts.
     As of January 31, 1998, the Company had outstanding letters of credit amounting to
     $2,877,000. Management believes the likelihood of non-performance under such contracts is remote.

     The Company has entered into an agreement to open one new department store in the second half of fiscal 1998 and is in process of remodeling certain existing store locations. The estimated cost of such projects is $15,482,000. Such projects are expected to be fully complete in fiscal 1998, however, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

11.  QUARTERLY RESULTS OF OPERATIONS
     (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 1997 and 1996 (in thousands, except per share data):



                                       1997

Quarter Ended         May 3   August 2    November 1   January 31

Net sales            $90,506   $99,997     $101,466     $156,223
Gross profit          28,510    32,279       32,871       49,974
Income (loss) before
  income tax expense
  (benefit)           (1,673)     (422)      (2,516)      10,998
Net income (loss)       (987)     (248)      (1,485)       6,450
Net income (loss)
  per common share -
  basic and diluted     (.09)     (.02)        (.14)         .62



                                     1996
Quarter Ended         May 4   August 3    November 2   February 1

Net sales            $85,560   $95,675     $95,675      $145,249
Gross profit          26,830    30,392      30,719        47,054
Income (loss) before
  income tax expense
  (benefit)           (2,099)   (1,245)     (2,430)        8,866
Net income (loss)     (1,322)   (  785)     (1,530)        5,471
Net income (loss)
  per common share -
  basic and diluted     (.13)     (.07)       (.15)          .52


     The Company's quarterly results of operations
     for the three month period ended January 31,
     1998 includes a credit of $898,000 related to a
     change in estimate for the allowance for
     doubtful accounts related to receivables which
     were ineligible for sale. (See Note 2.) The
     quarterly results of operations for the three
     month periods ended January 31, 1998 and
     February 1, 1997 also include adjustments to the
     inventory shrinkage reserve resulting in an
     increase to the gross margin of $637,000 and
     $795,000, respectively.
                  **********




               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     GOTTSCHALKS INC. AND SUBSIDIARY

_______________________________________________________________________________

COL. A            COL. B       COL. C      COL. D       COL. E        COL. F
_______________________________________________________________________________

                                  ADDITIONS
               Balance at   Charged to    Charged to                Balance at
               Beginning    Costs and   Other Accounts  Deductions     End of
DESCRIPTION    of Period    Expenses       Describe     Describe       Period


 Year ended January 31, 1998:
  Deducted from asset
  accounts:
  Allowance for doubtful
   accounts.. $1,322,107 $2,704,104(1) $( 898,000)(2) $(2,691,032)(3) $  437,179
  Allowance for
   vendor claims
   receivable $   80,000 $                                            $   80,000
  Allowance for notes
   receivable $      -0- $                                            $      -0-

 Year ended February 1, 1997:
  Deducted from asset
  accounts:
  Allowance for
   doubtful
   accounts.  $1,261,983 $2,730,502 (1)               $(2,670,378)(3) $1,322,107
  Allowance for vendor
   claims
   receivable $   90,000 $  (10,000)(5)                               $   80,000
  Allowance for notes
   receivable.$  282,767 $ (282,767)(6)                               $      -0-

Year ended February 3, 1996:
  Deducted from asset
  accounts:
  Allowance for
   doubtful
   accounts.. $1,297,231 $2,462,504 (1)              $(2,497,752)(3) $1,261,983
  Allowance for vendor
   claims
   receivable $   98,000 $   (8,000)(5)                              $   90,000
  Allowance for notes
   receivable.$  150,000 $  132,767 (4)                              $  282,767


 Notes:

(1)  Provision for loss on credit sales.
(2)  Represents a change in estimate for the
     allowance for doubtful accounts related to receivables which were ineligible for sale. (See
     Note 2 to the Consolidated Financial
     Statements.) This amount is included in net credit revenues in the fiscal 1997 statement of operations.
(3) Uncollectible accounts written off, net of recoveries.
(4) Provision for uncollectible portion of note receivable.
(5) Reduction in provision for uncollectible vendor claims receivable.
(6) Reversal of uncollectible portion of note receivable recorded in connection with transferring related asset to a held for sale classification during the year ended
     February 1, 1997.




                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 1998

GOTTSCHALKS INC.


                              By: \s\ Joseph W. Levy
                                Joseph W. Levy
                                Chairman and Chief
                                Executive Officer


     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                    Date

                      Chairman and Chief
                      Executive Officer
                      (principal executive
\s\ Joseph W. Levy    officer)                 March 20, 1998
Joseph W. Levy


                      Vice Chairman of
\s\ Gerald H. Blum    the Board                March 20, 1998
Gerald H. Blum


                       President and Chief
\s\ James R. Famalette Operating Officer       March 20, 1998
James R. Famalette


                       Senior Vice President
                       and Chief Financial
\s\ Alan A. Weinstein  Officer (principal
Alan A. Weinstein      finanical and
                       accounting officer)     March 20, 1998


\s\ O. James Woodward III Director             March 20, 1998
O. James Woodward III



\s\ Bret W. Levy          Director             March 20, 1998
Bret W. Levy



\s\ Sharon Levy           Director             March 20, 1998
Sharon Levy


\s\ Joseph J. Penbera     Director             March 20, 1998
Joseph J. Penbera


\s\ Fred Ruiz             Director             March 20, 1998
Fred Ruiz


\s\ Max Gutmann           Director             March 20, 1998
Max Gutmann