Form 10-Q
period 1998-05-02
GOTTSCHALKS INC
filed 1998-06-16
CIK 790414

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES   EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998

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


Registrant's telephone number, including area code
(209) 434-4800


Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the Registrant was required to file such reports); and
(2) has been subject to such filing requirements for
the past 90 days:
Yes   X     No

The number of shares of the Registrant's common stock outstanding as of May 31, 1998 was 10,479,665.


INDEX


GOTTSCHALKS INC. AND SUBSIDIARY



                                                    Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance sheets -
          May 2, 1998 and January 31, 1998              2

        Consolidated statements of operations -
          thirteen weeks ended May 2, 1998 and
          May 3, 1997                                   3

        Condensed consolidated statements of cash
           flows - thirteen weeks ended May 2, 1998
           and May 3, 1997                              4

        Notes to condensed consolidated financial
           statements - thirteen weeks ended May 2,
           1998 and May 3, 1997                     5 - 8

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                  9-16

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds     17

Item 6. Exhibits and Reports on Form 8-K              17


SIGNATURES                                            18








PART I. FINANCIAL INFORMATION

Item I.     GOTTSCHALKS INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

 (In thousands of dollars)

                                           May 2, 1998    January 31, 1998
                                           (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                       $    1,812       $    1,601
  Retained interest in receivables
   sold (Note 2)                                  9,874           15,813
  Receivables - net                               4,160            6,560
  Merchandise inventories                       114,961           99,294
  Other                                          10,565           11,444
          Total current assets                  141,372          134,712

PROPERTY AND EQUIPMENT                          149,208          145,166
  Less accumulated depreciation  and
   amortization                                  47,985           46,109
                                                101,223           99,057
OTHER LONG-TERM ASSETS                            8,238            8,542
                                               $250,833         $242,311

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit                    $ 24,116          $  5,767
  Cash management liability                      7,700            10,141
  Trade accounts payable                        21,373            20,950
  Accrued expenses and other liabilities        15,586            17,627

  Taxes, other than income taxes                 5,410             8,698
  Current portion of long-term obligations       4,228             3,950
          Total current liabilities             78,413            67,133

LONG-TERM OBLIGATIONS (less current portion):
  Line of credit                                25,000            25,000
  Notes and mortgage loans payable              29,394            30,083
  Capitalized lease obligations                  7,380             7,337
                                                61,774            62,420

DEFERRED INCOME                                 18,165            18,408

DEFERRED LEASE PAYMENTS AND OTHER               10,563            10,445

STOCKHOLDERS' EQUITY                            81,918            83,905

                                              $250,833          $242,311

See notes to condensed consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)


                                           Thirteen Weeks
                                                Ended
                                          May 2,        May 3,
                                           1998          1997

Net sales                                  $95,468      $ 90,506
Net credit revenues                          1,880         1,657
                                            97,348        92,163
COSTS & EXPENSES:
  Cost of sales                             65,527        61,996
  Selling, general & administrative
   expenses                                 31,441        29,047
  Depreciation & amortization                1,980         1,556
                                            98,948        92,599
  Operating loss                            (1,600)         (436)

OTHER (INCOME) EXPENSE:
  Interest expense                           1,984         1,707
  Miscellaneous income                        (176)         (470)
                                             1,808         1,237

LOSS BEFORE INCOME TAX BENEFIT              (3,408)       (1,673)

  Income tax benefit                        (1,414)         (686)

NET LOSS                                  $ (1,994)     $   (987)

Net loss per common share - basic
  and diluted                             $   (.19)     $   (.09)

Weighted average number of
  common shares outstanding -               10,479        10,473

See notes to condensed consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)

                                        Thirteen  Weeks
                                             Ended
                                      May 2,         May 3,
                                      1998            1997
OPERATING ACTIVITIES:
  Net loss                           $  (1,994)     $    (987)
  Adjustments:
     Depreciation and amortization       1,980          1,556
     Provision for credit losses            91             80
     Gain on securitization and sale
       of receivables (Note 2)             (72)          (195)
     Other adjustments, net             (1,540)          (770)
     Changes in operating assets
       and liabilities:
       Receivables                       2,381         (1,786)
       Merchandise inventories         (15,510)       (15,173)
        Trade accounts payable             423          2,770
        Other current and long-term
          assets                         2,432          4,088
        Other current and long-term
          liabilities                   (5,321)        (7,585)
           Net cash used in operating
             activities                (17,130)       (14,430)


INVESTING ACTIVITIES:
   Purchases of held-to-maturity
     securities (Note 2)               (49,581)       (48,321)
   Maturities of held-to-maturity
     securities (Note 2)                55,520         59,746
   Purchases of property and equipment,
     net of reimbursements received     (3,989)        (1,287)
   Proceeds from sale/leaseback
     arrangements and other property
     and equipment sales                   458            350
   Distribution from limited partnership    52             54
           Net cash provided by
             investing activities        2,460         10,542


FINANCING ACTIVITIES:
  Net proceeds (repayments) under
    revolving lines of credit           18,349         (6,186)
  Proceeds from long-term obligations                   3,214
  Principal payments on long-term
    obligations                         (1,027)          (588)
  Changes in cash management liability
     and other                          (2,441)         7,745

           Net cash provided by
             financing activities       14,881          4,185


INCREASE IN CASH                           211            297


CASH AT BEGINNING OF YEAR                1,601          1,496

CASH AT END OF PERIOD                $   1,812      $   1,793

See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Thirteen Weeks Ended May 2, 1998 and May 3, 1997

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC").
(See Note 2). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999 (fiscal 1998), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year
(Note 3). These financials statements should be read in conjunction with the Company's Annual Report on Form
10-K for the year ended January 31, 1998 (the "1997
Annual Report on Form 10-K"). Effective the first quarter of 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 130, "Reporting Comprehensive Income", however the statement had no impact on the Company's results of operations or stockholders' equity.

The condensed consolidated balance sheet at January 31, 1998, has been derived from the audited consolidated financial statements at that date. Certain amounts in the accompanying financial statements for the fiscal
1997 interim period have been reclassified to conform with fiscal 1998 presentation.

2.    RECEIVABLES SECURITIZATION PROGRAM

The Company's receivables securitization program provides the Company with a source of working capital financing that is generally more cost-effective than traditional debt financing. Under the program, the Company automatically sells all of its accounts receivable arising under its private label customer credit cards to a wholly-owned subsidiary, Gottschalks
Credit Receivables Corporation ("GCRC"), and those receivables are subsequently conveyed to a trust, Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. As described more fully in the Company's
1997 Annual Report on Form 10-K, the transfer of receivables to GCC Trust are accounted for in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company retains an ownership interest in certain of the receivables sold under the program, represented by Subordinated and Exchangeable
Certificates issued to GCRC by GCC Trust, and also retains an uncertificated ownership interest in receivables that do not meet certain eligibility requirements of the program. The certificated retained interest is valued in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
Securities" and is classified as held-to-maturity for financial statement purposes. The Company services and administers the receivables in return for a monthly servicing fee. The following securities have been issued under the securitization program:

Fixed Base Certificates.   Since 1994, $40.0 million
principal amount 7.35% Fixed Base Class A-1 Credit Card
Certificates and a $6.0 million  principal amount 6.79%
Fixed Base Class A-1 Credit Card Certificate
(collectively the "Fixed Base Certificates") have been issued under the program. Interest on the Fixed Base
Certificates is earned by the certificate holders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing September 15, 1998 through September 15, 1999, through the application of credit card principal collections during that period.
Management currently intends to refinance the Fixed
Base Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying the Fixed Base
Certificates as of May 2, 1998 and January 31, 1998 and the corresponding debt obligations have been excluded from amounts reported in the accompanying financial statements.

Variable Base Certificate.   A Variable Base Class A-2
Credit Card Certificate ("Variable Base Certificate") was also issued in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim. The Company can borrow against the Variable Base Certificate on a revolving basis, similar to a revolving line of credit arrangement. The transfer of receivables under the Variable Base Certificate are also treated as sales for financial reporting purposes. Accordingly, the retained interest in receivables sold pertaining to the Variable
Base Certificate, totaling $2.4 million as of May 2,
1998 and $7.7 million as of January 31, 1998, and the corresponding outstanding borrowings against the
Variable Base Certificate with Bank Hapoalim as of those dates have been excluded from amounts reported in the accompanying financial statements. Management also intends to refinance the Variable Base Certificate with a newly issued certificate upon its maturity in September 1998.

Other Program Requirements. The Company is required, among other things, to maintain certain portfolio performance standards which include the maintenance of a minimum portfolio yield, maximum levels of delinquencies and write-offs of customer credit card receivables and minimum levels of credit card collection rates. The Company was in compliance with all such requirements at May 2, 1998.

3.    MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with those related costs. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 31, 1998. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially effect its 1998 operating results.

4.    DEBT OBLIGATIONS

Revolving Line of Credit and Working Capital Facility.
The Company has a revolving line of credit arrangement
with Congress Financial Corporation ("Congress") which
provides the Company with an $80.0 million working
capital facility through March 30, 2000.  Borrowings
under the arrangement are limited to a restrictive
borrowing base equal to 65% of eligible merchandise
inventories, increasing to 70% of such inventories
during the period of September 1 through December 20 of
each year to fund increased seasonal inventory
requirements.  Interest on outstanding borrowings under
the facility is charged at a rate of approximately
LIBOR plus 2.25%  (8.10% at May 2, 1998), with no
interest charged on the unused portion of the line of
credit.  The maximum amount available for borrowings
under the line of credit was $64.6 million as of May 2,
1998, of which $49.1 million  was outstanding as of
that date.  Of that amount, $25.0 million has been
classified as long-term in the accompanying financial
statements as the Company does not anticipate repaying
that amount prior to one year from the balance sheet
date.   The agreement contains one financial covenant,
pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of May 2, 1998.

The Company also has up to $15.0 million of additional working capital financing available under the Variable
Base Certificate, issued to Bank Hapoalim (Note 2).
Borrowings against the Variable Base Certificate are limited to a percentage of the outstanding principal balance of receivables underlying the Variable Base
Certificate and therefore, the Company's borrowing capacity under the facility is subject to seasonal variations that may affect the outstanding principal balance of such receivables. Interest on outstanding borrowings on the facility is charged at a rate of approximately LIBOR plus 1.0%, not to exceed a maximum of 12.0% (6.63% at May 2, 1998). At May 2, 1998, $2.4
million was outstanding under the
facility with Bank Hapoalim, which was the maximum amount available for borrowings as of that date.
Borrowings against the Variable Base Certificate with
Bank Hapoalim are treated as "off-balance sheet" borrowings for financial reporting purposes and are excluded from amounts reported in the accompanying financial statements (see Note 2).

Long-Term Borrowings. The Company has four fifteen-year mortgage loans with Midland Commercial Funding
("Midland") with outstanding balances totaling $19.4 million at May 2, 1998. The Midland loans, due
October and November 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities as of May 2, 1998: (i) a 10.45% mortgage loan payable with Heller
Financial, Inc. ("Heller"), due January 2002, with an outstanding loan balance of $3.6 million; (ii) an additional 9.97% mortgage loan payable with Heller, due
April 2004, with an outstanding loan balance of $5.1 million; (iii) two 10.0% notes payable to Federated
Department Stores, Inc. ("Federated"), due March and
July 2001, with outstanding balances totaling $1.8 million; and (iv) other long-term obligations with outstanding balances totaling $2.2 million.

Certain of the Company's long-term debt and lease agreements contain various restrictive covenants. The
Company was in compliance with all restrictive covenants as of May 2, 1998.

5.    COMMITMENTS AND CONTINGENCIES

The Company received $3.3 million in fiscal 1996 in connection with the filing of certain amended income tax returns. The Internal Revenue Service is currently examining the amended income tax returns and, on a preliminary basis, has proposed certain adjustments to those returns. While it is currently impossible to determine the final disposition of this matter, management does not believe that its ultimate resolution will have a material adverse effect on the financial position or results of operations of the Company.

In addition to the matter described above, the Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

GOTTSCHALKS INC. AND SUBSIDIARY

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

Thirteen Weeks Ended May 2, 1998 Compared to Thirteen
Weeks Ended May 3, 1997
Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated
Statements of Operations as a percent of net sales:



                            First Quarter
                           1998       1997

Net sales                 100.0%       100.0%
Net credit revenues         2.0          1.8
                          102.0        101.8
Cost and expenses:
  Cost of sales            68.6         68.5
  Selling, general and
    administrative
     expenses              32.9         32.1
  Depreciation and
    amortization            2.1          1.7
                          103.6        102.3
Operating loss             (1.6)        (0.5)

Other (income) expense:
 Interest expense           2.1          1.9
 Miscellaneous income      (0.2)        (0.5)
                            1.9          1.4

LOSS BEFORE INCOME TAX
  BENEFIT                  (3.5)        (1.9)

  Income tax benefit       (1.4)        (0.8)

NET LOSS                   (2.1)%       (1.1)%



Net Sales

Net sales increased by $5.0 million to $95.5 million in the first quarter of 1998 as compared to $90.5 million in the first quarter of 1997, an increase of 5.5%.
This increase resulted primarily from additional sales volume generated by two new stores opened in Sonora and Santa Rosa, California, during the third quarter of 1997, increasing the total number of Gottschalks stores open to thirty-seven as of the end of the first quarter of 1998 as compared to thirty-five as of the end of the first quarter of 1997. Comparable store sales, negatively impacted by unseasonably cold and wet weather conditions caused by the El Nino weather system, increased by 0.4% in the first quarter of 1998 as compared to the first quarter of 1997.

Net Credit Revenues

Net credit revenues, which includes service charges associated with the Company's private label credit card and certain income and expense amounts related to the Company's receivables securitization program, increased by approximately $200,000 to $1.9 million in the first quarter of 1998 as compared to $1.7 million in the first quarter of 1997, an increase of 13.5%. As a percent of net sales, net credit revenues increased to 2.0% in the first quarter of 1998 as compared to 1.8% in the first quarter of 1997.

Service charges increased by approximately $200,000 to $3.2 million in the first quarter of 1998 as compared to $3.0 million in the first quarter of 1997, an increase of 7.7%. This increase is primarily due to an increase in the volume of late charge fees collected on delinquent credit card balances, partially offset by lower income resulting from a decrease in credit sales as a percent of total sales (43.5% in the first quarter of 1998 as compared to 44.9% in the first quarter of 1997).

As described more fully in the Company's 1997 Annual
Report on Form 10-K, net credit revenues also include the following amounts related to the Company's receivables securitization program: (1) interest expense related to securitized receivables, which remained unchanged at approximately $900,000 in the first quarters of 1998 and 1997; and (2) charge-offs related to receivables sold and the provision for credit losses related to receivables which were ineligible for sale, which also remained unchanged at approximately $500,000 in the first quarters of 1998 and 1997. There was no material gain or loss recognized on the sale of receivables in the first quarters of 1998 and 1997.

Cost of Sales

Cost of sales increased by approximately $3.5 million to $65.5 million in the first quarter of 1998 as compared to $62.0 million in the first quarter of 1997, an increase of 5.7%. The Company's gross margin percentage decreased to 31.4% in the first quarter of 1998 as compared to 31.5% in the first quarter of 1997, primarily due to higher markdowns as a percentage of sales taken in an attempt to improve sales of spring and summer merchandise which were sluggish due to the unseasonably cold and wet weather conditions caused by the El Nino weather system. Excluding the effect of certain indirect costs related to inventory which are reclassified to cost of sales by the Company for financial reporting purposes, the gross margin decreased to 36.6% in the first quarter of 1998 as compared to 36.9% in the first quarter of 1997.

The Company's interim gross margin percent may not be indicative of its gross margin percent for a full year, due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year. Management believes the Company's fiscal 1998 LIFO adjustment will not materially effect its fiscal 1998 results of operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $2.4 million to $31.4 million in the first quarter of 1998 as compared to $29.0 million in the first quarter of 1997, an increase of 8.2%. As a percent of net sales, selling, general and administrative expenses increased to 32.9% in the first quarter of 1998 as compared to 32.1% in the first quarter of 1997. These increases are primarily due to lower than expected sales, combined with the impact of the mandatory minimum wage increase in California (from
$5.15 to $5.75 per hour, an 11.7% increase) effective
March 1, 1998. Including the effect of certain indirect costs related to the buying and distribution of merchandise which are reclassified to cost of sales for financial reporting purposes, selling, general and administrative costs as a percent of sales increased to 38.5% in the first quarter of 1998 as compared to 37.9% in the first quarter of 1997.

Charge-offs related to receivables sold and the provision for credit losses related to receivables which were ineligible for sale in the first quarters of 1998 and 1997 are reflected as reductions to net credit revenues and are not included in selling, general and administrative costs for financial reporting purposes.
Such amounts remained unchanged at approximately
$500,000 in the first quarters of 1998 and 1997.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, increased by approximately $400,000 to $2.0 million in the first quarter of 1998 as compared to $1.6 million in the first quarter of 1997, an increase of 27.2%. As a percent of net sales, depreciation and amortization expense increased to 2.1% in the first quarter of 1998 as compared to 1.7% in the first quarter of 1997. This increase is primarily due to additional depreciation related to capital and other expenditures for new stores opened and capital lease obligations entered into during the second half of fiscal 1997. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales increased to 1.9% in the first quarter of 1998 as compared to 1.6% in the first quarter of 1997.
Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately
$300,000 to $2.0 million in the first quarter of 1998 as compared to $1.7 million in the first quarter of 1997, an increase of 16.2%. As a percent of net sales, interest expense increased to 2.1% in the first quarter of 1998 as compared to 1.9% in the first quarter of 1997. These increases are primarily due to higher average outstanding borrowings under the Company's lines of credit ($47.1 million in the first quarter of 1998 as compared to $34.0 million in the first quarter of 1997) to fund inventory requirements for new and existing stores, partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's lines of credit (7.96% in the first quarter of 1998 as compared to 8.10% in the first quarter of 1997). The Company received a 1/4% reduction to the interest rate applicable to the Congress facility starting in the first quarter of 1998 upon achieving a specified earning target for fiscal 1997.

Interest expense related to securitized receivables is reflected as a reduction to net credit revenues and is not included in interest expense for financial reporting purposes. Such interest remained unchanged at approximately $900,000 in the first quarters of 1998 and 1997.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense items, decreased by approximately $300,000 to $200,000 in the first quarter of 1998 as compared to $500,000 in the first quarter of 1997. Other income in the first quarter of 1998 was reduced by start-up costs of $155,000 for the Company's new KidZone program, through which members can obtain additional merchandise discounts and certain other benefits for purchases in the childrens' department, partially offset by KidZone membership revenue. Other income in the first quarter of 1997 included a $142,000 gain on the sale of certain assets.

Income Taxes

The Company's interim effective tax credits of (41.5%) in the first quarter of 1998 and (41.0%) in the first quarter of 1997 relates to net losses incurred during those periods and represents the Company's best estimate of the annual effective tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company's net loss increased by approximately $1.0 million to a net loss of ($1,994,000) in the first quarter of 1998 as compared to a net loss of ($987,000) in the first quarter of 1997. On a per share basis (basic and diluted), the net loss increased by $.10 per share to a net loss of ($.19) per share in the first quarter of 1998 as compared to a net loss of ($.09) per share in the first quarter of 1997.

Liquidity and Capital Resources

Sources of Liquidity.
As described more fully in the Company's 1997 Annual
Report on Form 10-K and Notes 2 and 4 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, short-term trade credit, and by borrowings under its revolving line of credit and its receivables securitization program. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

Revolving Line of Credit and Working Capital Facility.
The Company has a revolving line of credit arrangement with Congress Financial Corporation ("Congress") which provides the Company with an $80.0 million working capital facility through March 30, 2000. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately LIBOR plus 2.25% (8.10% at May
2, 1998), with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit with Congress was $64.6 million as of May 2, 1998, of which $49.1 million was outstanding as of that date. Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of May 2, 1998.

In addition to the Congress facility, the Company also has up to $15.0 million of additional working capital financing available under the Variable Base
Certificate, issued to Bank Hapoalim. The Company can borrow against the Variable Base Certificate on a revolving basis, similar to a line of credit arrangement. Borrowings against the Variable Base
Certificate are limited to a percentage of the outstanding balance of receivables underlying the certificate, and therefore, the Company's borrowing capacity under the facility is subject to seasonal variations that may affect the outstanding balance of such receivables. Interest on outstanding borrowings on the facility is charged at a rate of approximately
LIBOR plus 1.0% (6.63% at May 2, 1998).  At May 2,
1998, $2.4 million was outstanding against the Variable
Base Certificate, which was the maximum amount available for borrowings as of that date. Such borrowings are "off balance" sheet for financial reporting purposes.

Receivables Securitization Program.
The Company's receivables securitization program
provides the Company with an additional source of
working capital financing that is generally more cost-effective than traditional debt financing. Accordingly, the Company continually seeks to divert as large a percentage of total borrowings as possible to its
securitization program.    Since 1994, the Company has
issued $40.0 million principal amount 7.35% Fixed Base
Class A-1 Credit Card Certificates and a $6.0 million principal amount 6.79% Fixed Base Certificate
(collectively the "Fixed Base Certificates") under the program. Interest is earned by the certificateholders on a monthly basis and is paid through finance charges collected under the program. The outstanding principal balance of the certificates are to be repaid in equal monthly installments commencing September 1998 through September 1999, through the application of credit card receivable principal collections during that period. Management currently intends to refinance the Fixed
Base Certificates as they mature with newly issued certificates under the program. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying those certificates and the corresponding debt obligations have been excluded from the accompanying financial statements.

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

Other Financings.
The Company's long-term financing arrangements are described more fully in Note 4 to the accompanying financial statements. During the first quarter of 1997, the Company received the final $3.0 million of the total $6.0 million original principal amount mortgage loan with Heller Financial, Inc. ("Heller").

Management believes the previously described sources of liquidity are adequate to meet the Company's working capital, capital expenditure and debt service requirements for fiscal 1998. Management also believes it has sufficient sources of liquidity for its long-term growth plans at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

Additional Cash Flow Analysis.
Cash flows from operating activities consist primarily of the net loss adjusted for certain non-cash income and expense items, including, but not limited to, depreciation and amortization, the provision for credit losses, and changes in operating assets and liabilities, including receivables, merchandise inventory and other current and long-term assets and liabilities. Net cash used in operating activities increased by $2.7 million to ($17.1) million in the first quarter of 1998 as compared to ($14.4) million in the first quarter of 1997. This increase was primarily due to an increase in inventory for new stores and from lower than projected sales during the period, combined with a decrease in accounts payable and accrued expenses as compared to the same period of the prior year, resulting from the timing of the payment of certain routine items. Such uses of cash were partially offset by an increase in cash provided from the collection of customer credit card receivables as compared to the same period of the prior year.

Net cash provided by investing activities decreased by
$8.0 million to $2.5 million in the first quarter of
1998 as compared to $10.5 million in the first quarter
of 1997.   This decrease resulted from a $5.5 million
decrease in cash provided under the securitization program ($5.9 million in the first quarter of 1998 as compared to $11.4 million in the first quarter of
1997), related to the timing of the sale of customer credit card accounts, combined with a $2.5 million increase in capital expenditures for tenant improvements, fixtures and equipment for new and existing store locations, net of amounts received as reimbursements for certain of those expenditures and proceeds from sale of certain assets.

Net cash provided by financing activities increased by $10.7 million to $14.9 million in the first quarter of 1998 as compared $4.2 million in the first quarter of 1997. This increase is primarily due to an increase in borrowings under the Company's revolving lines of credit in the first quarter of 1998 as compared to the first quarter of 1997, to fund the previously described increases in inventory and capital expenditures and the decreases in accounts payable and accrued expenses, and was partially offset by principal payments on various long-term obligations and a decrease in the cash management liability due to the timing of payments of certain recurring payables.

The Company is in process of remodeling certain existing store locations. As of May 2, 1998, the estimate remaining cost of such projects is $5.6 million. Such projects are expected to be fully complete in fiscal 1998, however, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

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

Safe Harbor Statement

Certain statements contained in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company, and such forward-looking statements can be identified by words including, but not limited to:
"believes", "anticipates", "expects", "intends",
"seeks", "may", "will" and "estimates".

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended May 2, 1998.

The Company's credit agreement with Congress Financial
Corporation prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.          Description

    27              Financial Data Schedule


(b)   The Company did not file Current Reports on Form
      8-K during the thirteen week period ended May 2, 1998.





                 SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

              Gottschalks Inc.
                (Registrant)



     June 16, 1998
\s\ Joseph W. Levy
(Joseph W. Levy, Chairman and Chief
 Executive Officer)




     June 16, 1998
\s\ Alan A. Weinstein
(Alan A. Weinstein, Senior Vice President and
 Chief Financial Officer)