Form 10-Q
period 1998-08-01
GOTTSCHALKS INC
filed 1998-09-15
CIK 790414

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

                        FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

                           OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT

For the transition period from _________________ to ______________________.

Commission file number     1-09100


                 Gottschalks Inc.
 (Exact name of Registrant as specified in its charter)


       Delaware                             77-0159791
 (State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)            No.)


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

Yes   X     No

The number of shares of the Registrant's common stock outstanding as of August 31, 1998 was 12,575,565.


INDEX


GOTTSCHALKS INC. AND SUBSIDIARY



                                               Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

    Condensed consolidated balance sheets -
      August 1, 1998 and January 31, 1998          2

    Consolidated statements of operations -
      thirteen and twenty-six weeks ended
      August 1, 1998 and August 2, 1997            3

    Condensed consolidated statements of cash
      flows - twenty-six weeks ended August 1,
      1998 and August 2, 1997                      4

    Notes to condensed consolidated financial
      statements - thirteen and twenty-six
       weeks ended August 1, 1998 and
       August 2, 1997                            5-9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
          Operations                            10-21


Item 3. Quantitative and qualitative disclosures about market risk - not applicable

PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Related
              Stockholder Matter                  22

Item 4.    Submission of Matters to a Vote of
             Security Holders                22 - 23

Item 6.     Exhibits and Reports on Form 8-K      23


SIGNATURES                                        24









PART I. FINANCIAL INFORMATION

Item I.     GOTTSCHALKS INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)
                                      August 1, 1998    January 31, 1998
                                        (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                    $  1,785           $  1,601
  Retained interest in receivables
    sold (Note 3)                            9,653             15,813
  Receivables - net                          4,595              6,560
  Merchandise inventories                  105,297             99,294
  Other                                     10,033             11,444
          Total current assets             131,363            134,712

PROPERTY AND EQUIPMENT                     152,601            145,166
  Less accumulated depreciation  and
    amortization                            49,981             46,109
                                           102,620             99,057
OTHER LONG-TERM ASSETS                       8,010              8,542
                                          $241,993           $242,311

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit                $ 22,724           $  5,767
  Cash management liability                  6,416             10,141
  Trade accounts payable                    18,819             20,950
  Accrued expenses and other liabilities    15,280             17,627
  Taxes, other than income taxes             4,501              8,698
  Current portion of long-term obligations   4,314              3,950
          Total current liabilities         72,054             67,133

LONG-TERM OBLIGATIONS (less current portion):
  Line of credit                            25,000             25,000
  Notes and mortgage loans payable          28,820             30,083
  Capitalized lease obligations               6,97              7,337
                                            60,794             62,420

DEFERRED INCOME                             17,923             18,408

DEFERRED LEASE PAYMENTS AND OTHER           10,656             10,445

STOCKHOLDERS' EQUITY                        80,566             83,905
                                          $241,993           $242,311



See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)

                                     Thirteen Weeks         Twenty-Six Weeks
                                         Ended                   Ended
                               August 1,     August 2,   August 1,   August 2,
                                 1998          1997         1998       1997

Net sales                    $ 104,131    $  99,997    $199,599     $190,503
Net credit revenues              1,171        1,232       3,051        2,889
                               105,302      101,229     202,650      193,392
COSTS & EXPENSES:
  Cost of sales                 71,530       67,718     137,057      129,714
  Selling, general &
    administrative
    expens                      32,344       31,175      63,785       60,222
  Depreciation &
    amortization                 2,033        1,430       4,013        2,986
                               105,907      100,323     204,855      192,922
Operating (loss) income           (605)         906      (2,205)         470

Other (income) expense:
   Interest expense              2,074        1,727       4,058        3,434
   Miscellaneous income           (369)        (399)       (545)        (869)
                                 1,705        1,328       3,513        2,565

LOSS BEFORE INCOME TAX BENEFIT  (2,310)        (422)     (5,718)      (2,095)

Income tax benefit                (958)        (174)     (2,372)        (860)

NET LOSS                     $  (1,352)     $  (248)   $ (3,346)    $ (1,235)

Net loss per common share -
   basic and diluted         $   (0.13)     $ (0.02)   $  (0.32)    $  (0.12)

Weighted average number of
  common shares outstanding     10,479       10,473      10,479       10,473



See notes to condensed consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)

(In thousands of dollars)


                                                     Twenty-Six Weeks
                                                         Ended
                                                  August 1,       August 2,
                                                     1998           1997
OPERATING ACTIVITIES:
  Net loss                                     $  (3,346)         $  (1,235)
  Adjustments:
     Depreciation and amortization                 4,013              2,985
     Provision for credit losses                     219                192
     Other adjustments, net                       (2,670)            (1,176)
     Changes in operating assets and liabilities:
        Receivables, net                           1,767                385
        Merchandise inventories                   (5,688)            (9,165)
        Trade accounts payable                    (2,131)              (970)
        Other current and long-term assets and
          liabilities                             (2,475)            (1,915)
             Net cash used in operating
               activities                        (10,311)           (10,899)

INVESTING ACTIVITIES:
 Purchases of held-to-maturity securities
   (Note 3)                                     (101,606)           (99,326)
 Maturities of held-to-maturity securities
   (Note 3)                                      107,766            110,192
  Purchases of property and equipment             (7,382)            (4,577)
 Proceeds from property and equipment sales          458                352
 Distribution from limited partnership               101                110
           Net cash (used in) provided by
              investing activities                  (663)             6,751

FINANCING ACTIVITIES:
  Net proceeds (repayments) under revolving
    lines of credit                               16,957             (7,496)
  Proceeds from long-term obligations                                 3,214
  Principal payments on long-term obligations     (2,074)            (1,328)
  Changes in cash management liability and other  (3,725)            10,023

           Net cash used in financing activities  11,158              4,413


INCREASE IN CASH                                     184                265

CASH AT BEGINNING OF YEAR                          1,601              1,496

CASH AT END OF PERIOD                          $   1,785         $    1,761


See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Thirteen and Twenty-Six Weeks Ended August 1, 1998 and
August 1, 1997

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, which, as of August 1, 1998, consisted of thirty-seven "Gottschalks" department stores and twenty-two "Village East" specialty stores located primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada. As described more fully in Note 2, the Company completed the acquisition substantially all of the assets of The Harris Company ("Harris") on August 20, 1998, increasing the total number of department stores to forty-six as of that date. The acquired stores will be operated under a "Harris/Gottschalks" nameplate. The
Company's department stores are generally located as anchor tenants in regional shopping malls and typically offer a wide range of brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, home furnishings and other consumer goods. Village East specialty stores offer apparel for larger women.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks
Inc., and its wholly-owned subsidiary, Gottschalks Credit
Receivables Corporation ("GCRC"). (See Note 3). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999 (fiscal
1998), due to the seasonal nature of the Company's business, the acquisition of Harris (Note 2) and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year
(Note 4). These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K for the year ended January 31, 1998 (the "1997
Annual Report on Form 10-K").

The condensed consolidated balance sheet at January 31, 1998 has been derived from the audited consolidated financial statements at that date. Certain amounts in the accompanying financial statements for the fiscal 1997 interim period have been reclassified to conform with fiscal 1998 presentation.

2. ACQUISITION OF THE HARRIS COMPANY

On July 21, 1998, the Company entered into an Asset
Purchase Agreement with Harris and El Corte Ingles, S. A.
("ECI") of Spain, the parent company of Harris, pursuant to which the Company would acquire substantially all of the assets of Harris. Harris operated nine full-line department stores located throughout southern California.
The purchase price for the assets consisted of the issuance to Harris of 2,095,900 shares of common stock of the Company, the issuance of an 8% Non-Negotiable, Extendable, Subordinated Note (the "Subordinated Note") due August 20, 2003 in the principal amount of $22,179,598, and the assumption of certain liabilities relating to the business, including vendor payables, store leases and certain other contracts. Interest on the Subordinated Note is payable semi-annually beginning in February 1999, with the principal portion due and payable upon its maturity date, unless such payment would result in the default on any of the Company's other credit facilities. In such an event, the maturity date of the Subordinated Note would be extended by three years to August 2006. The assets acquired consist primarily of merchandise inventory, customer credit card receivables, fixtures and equipment and certain intangibles.
Additional purchase liabilities that are expected to be recorded will include costs related to the transaction, severance and related costs, costs associated with the consolidation of distribution and administrative functions, and costs associated with the closure of the former Harris store located in San Bernardino. The acquisition, finalized on August 20, 1998, will be accounted for under the purchase method of accounting and, accordingly, the results of operations of Harris will be included in the Company's financial statements from the date of the acquisition beginning in the third quarter of 1998.

3. RECEIVABLES SECURITIZATION PROGRAM

The Company's receivables securitization program provides the Company with a source of working capital financing that is generally more cost effective than traditional debt financing. Under the program, the Company automatically sells all of its accounts receivable arising under its private-label customer credit cards to a wholly-owned subsidiary, Gottschalks Credit Receivables
Corporation ("GCRC"), and certain of those receivables are subsequently conveyed to a trust, Gottschalks Credit
Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. The Company services and administers the receivables in return for a monthly servicing fee.

As described more fully in the Company's 1997 Annual
Report on Form 10-K, the transfer of receivables to GCC
Trust are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125,
"Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities." The Company retains an ownership interest in certain of the receivables sold under the program, represented by Subordinated and Exchangeable Certificates issued to GCRC by GCC Trust, and also retains an uncertificated ownership interest in receivables that do not meet certain eligibility requirements of the program. The certificated retained interest is valued in accordance with SFAS No. 115, "Accounting for Certain Investments in
Debt and Equity Securities" and is classified as held-to-maturity for financial statement purposes. The following securities have been issued under the securitization program:

Fixed Base Certificates.     Since 1994, $40.0 million
principal amount 7.35% Fixed Base Class A-1 Credit Card
Certificates and a $6.0 million principal amount 6.79%
Fixed Base Class A-1 Credit Card Certificate
(collectively, the "Fixed Base Certificates") have been issued under the program. Interest on the Fixed Base
Certificates is earned by the certificateholders on a monthly basis and the outstanding principal balances of such certificates are to be repaid in equal monthly installments commencing September 15, 1998 through September 15, 1999, through the application of the principal portion of credit card collections during the period. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the $46.0 million of receivables underlying the Fixed Base Certificates as of August 1,
1998 and January 31, 1998 and the corresponding debt obligations have been excluded from amounts reported in the accompanying financial statements. Management is currently in process of refinancing the Fixed Base
Certificates with newly issued certificates under the program. Such efforts are expected to be complete by the end of the third quarter of 1998. However, there can be no assurance that the completion of the refinancing will not be delayed subject to a variety of conditions precedent and other factors. (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Liquidity and Capital Resources".)

Variable Base Certificate.      A Variable Base Class A-2
Credit Card Certificate ("Variable Base Certificate") was also issued in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim. The Company can borrow against the Variable Base Certificate on a revolving basis, similar to a revolving line of credit arrangement, through September 15, 1998. The Company may not borrow additional funds against the Variable Base Certificate after that date, with all outstanding borrowings due and payable by March 15, 1999. Such outstanding borrowings are also subject to a restrictive borrowing base. The transfer of receivables under the Variable Base
Certificate are also treated as sales for financial reporting purposes. Accordingly, the receivables underlying the Variable Base Certificate, totaling
$700,000 as of August 1, 1998 and $7.7 million as of January 31, 1998, and the corresponding outstanding borrowings against the Variable Base Certificate as of those dates have been excluded from amounts reported in the accompanying financial statements. Management intends to refinance the Variable Base Certificate with a newly issued certificate in conjunction with the refinancing of the Fixed Base Certificates.

Other Program Requirements:     The Company is required,
among other things, to maintain certain portfolio performance standards which include the maintenance of a minimum portfolio yield, maximum levels of delinquencies and write-offs of customer credit card receivables and minimum levels of credit card collection rates. The
Company was in compliance with all such requirements as of August 1, 1998.

4.      MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with those related costs. Current cost, which approximates replacement cost, under the first-in, first-out
(FIFO) method was equal to the LIFO value of inventories as of January 31, 1998. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end
LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially effect its 1998 operating results.

5.      DEBT OBLIGATIONS

Revolving Line of Credit and Working Capital Facility.     The
Company has a revolving line of credit arrangement with Congress Financial Corporation ("Congress"), which, as of August 1, 1998, provided the Company with an $80.0 million working capital facility through March 30, 2000. On August 20, 1998, the agreement was amended to increase the credit facility to $110.0 million and extend its maturity date to March 31, 2001. The increase in the credit line was primarily to provide the working capital necessary to fund additional inventory and capital expenditure requirements associated with the new stores acquired from Harris (see Note 2). There were no other significant revisions to the terms of the arrangement. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal purchases. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 2.25% (8.0% at August 1, 1998), with no interest charged on the unused portion of the line of credit. The interest rate may be reduced by 1/8% in fiscal 1999 if specified fiscal 1998 pre-tax income and minimum availability levels are attained by the Company. The maximum amount available for borrowings under the line of credit was $59.1 million as of August 1, 1998, of which $47.7 million was outstanding as of that date. Of that amount, $25.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of August 1, 1998.

As described more fully in Note 3, the Company also has up to $15.0 million of additional working capital financing available under the Variable Base Certificate, issued to Bank Hapoalim. Interest on outstanding borrowings on the facility is charged at a rate of LIBOR plus 1.0% (6.6% at August 1, 1998). At August 1, 1998, $700,000 was
outstanding under the Variable Base Certificate, which was the maximum amount available for borrowings as of that date. Such borrowings are off-balance sheet for financial purposes.

Long-Term Borrowings.   The Company has four fifteen-year mortgage
loans with Midland Commercial Funding ("Midland") with outstanding balances totaling $19.4 million at August 1, 1998. The Midland loans, due October and November 2010, bear interest at rates ranging from 9.23% to 9.39%. The Company also has the following other long-term loan facilities as of August 1, 1998: (i) a 10.45% mortgage loan payable with Heller Financial, Inc. ("Heller"), due January 2002, with an outstanding loan balance of $3.3 million; (ii) an additional 9.97% mortgage loan payable with Heller, due April 2004, with an outstanding loan balance of $4.9 million; (iii) two 10.0% notes payable to Federated Department Stores, Inc., due March and July 2001, with outstanding balances totaling $1.6 million; and (iv) other long-term obligations with outstanding balances totaling $2.4 million.

Certain of the Company's long-term debt and lease agreements contain various restrictive covenants. The Company was in compliance with all such restrictive covenants as of August 1, 1998.

6.      COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

The Company is in the process of remodeling and improving fixturing and visual presentation in certain existing store locations. The Company also plans to commence minor refurbishing efforts and update certain information systems equipment in the recently acquired Harris stores. As of August 1, 1998, the estimated cost to complete these projects is $3.8 million. While management expects to complete these projects during the second half of 1998, there can be no assurance that the completion of such projects will not be delayed.

7.      NEW ACCOUNTING STANDARDS

Effective for the first quarter of fiscal 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", however the statement had no impact on the Company's results of operations or stockholders' equity. AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" is effective for fiscal years beginning after December 15, 1998 (fiscal 1999). This SOP requires entities to capitalize certain internal-use software costs once certain capitalization criteria is met. The Company does not believe the adoption of this SOP will have a material effect on the financial position or the results of operations of the Company.


GOTTSCHALKS INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. The Company's results of operations, like most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. This business seasonality and the recent acquisition of Harris (see Note 2 to the accompanying financial statements) may result in performance for the thirteen and twenty-six weeks ended August 1, 1998 which is not necessarily indicative of performance for the remainder of the year.

Thirteen Weeks Ended August 1, 1998 Compared To Thirteen Weeks Ended August 2, 1997

Results of Operations

The following table sets forth for the periods indicated the Company's Consolidated Statements of Operations as a percent of net sales:

                                            Second Quarter
                                            1998      1997
Net sales                                  100.0%     100.0%
Net credit revenues                          1.1        1.2
                                           101.1      101.2
Costs and Expenses:
  Cost of sales                             68.7       67.7
  Selling, general & administrative
    expenses                                31.1       31.2
  Depreciation & amortization                1.9        1.4
                                           101.7      100.3
Operating (loss) income                     (0.6)       0.9

Other (income) expense:
   Interest expense                         2.0        1.7
   Miscellaneous income                    (0.4)      (0.4)
                                            1.6        1.3

LOSS BEFORE INCOME TAX BENEFIT             (2.2)      (0.4)

  Income tax benefit                       (0.9)      (0.2)

NET LOSS                                   (1.3)%     (0.2)%



Net Sales

Net sales increased by $4.1 million to $104.1 million in the second quarter of 1998 as compared to $100.0 million in the second quarter of 1997, an increase of 4.1%. This increase resulted primarily from additional sales volume generated by two new stores opened in Sonora and Santa
Rosa, California, during the third quarter of 1997, increasing the total number of Gottschalks stores open to thirty-seven as of the end of the second quarter of 1998 as compared to thirty-five as of the end of the second quarter of 1997. Comparable store sales, negatively impacted by unseasonably cold and wet weather conditions caused by the El Nino weather system, decreased by (0.8%) as compared to the second quarter of 1997.

Net Credit Revenues

Net credit revenues, which includes service charges associated with the Company's private label credit card and certain amounts related to the Company's receivables securitization program, was essentially unchanged at $1.2 million in the second quarters of 1998 and 1997. As a percent of net sales, net credit revenues decreased to 1.1% in the second quarter of 1998 as compared to 1.2% in the second quarter of 1997.

Service charges associated with the Company's customer credit cards increased by approximately $100,000 to $2.8 million in the second quarter of 1998 as compared to $2.7 million in the second quarter of 1997, an increase of 3.7%. This increase is primarily due to an increase in the volume of late charge fees collected on delinquent credit card balances, partially offset by lower income resulting from a decrease in credit sales as a percent of total sales (41.9% in the second quarter of 1998 as compared to 42.8% in the second quarter of 1997).

As described more fully in the Company's 1997 Annual
Report on Form 10-K, net credit revenues also include the following amounts related to the Company's receivables securitization program: (i) interest expense related to securitized receivables, which remained unchanged at approximately $900,000 in the second quarters of 1998 and 1997; and (ii) charge-offs related to receivables sold and the provision for credit losses related to receivables which were ineligible for sale, which increased by approximately $100,000 to $700,000 in the second quarter of 1998 as compared to $600,000 in the second quarter of 1997. There was no material gain or loss recognized on the sale of receivables in the second quarters of 1998 and 1997.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $3.8 million to $71.5 million in the second quarter of 1998 as compared to $67.7 million in the second quarter of 1997, an increase of 5.6%. The Company's gross margin percentage decreased to 31.3% in the second quarter of 1998 as compared to 32.3% in the second quarter of 1997, primarily due to higher markdowns as a percentage of sales taken in an attempt to improve sales of spring and summer merchandise which were sluggish due to the unseasonably cold and wet weather conditions caused by the El Nino weather system.
Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.1 million to $32.3 million in the second quarter of 1998 as compared to $31.2 million in the second quarter of 1997, an increase of 3.7%. As a percent of net sales, selling, general and administrative expenses decreased to 31.1% in the second quarter of 1998 as compared to 31.2% in the second quarter of 1997. The
Company's sales increased at a faster rate than its selling, general and administrative expenses.

Charge-offs related to receivables sold and the provision for credit losses related to receivables which were ineligible for sale are reflected as reductions to net credit revenues and are not included in selling, general and administrative costs for financial reporting purposes.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $600,000 to $2.0 million in the second quarter of 1998 as compared to $1.4 million in the second quarter of 1997, an increase of 42.2%. As a percent of net sales, depreciation and amortization increased to 1.9% in the second quarter of 1998 as compared to 1.4% in the second quarter of 1997. These increases are primarily due to additional depreciation related to capital and other expenditures for new stores and the remodeling of existing stores during the period, in addition to capital lease obligations entered into during the second half of 1997.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately
$400,000 to $2.1 million in the second quarter of 1998 as compared to $1.7 million in the second quarter of 1997, an increase of 20.1%. As a percent of net sales, interest expense increased to 2.0% in the second quarter of 1998 as compared to 1.7% in the second quarter of 1997. These increases are primarily due to higher average outstanding borrowings under the Company's lines of credit ($51.5 in the second quarter of 1998 as compared to $31.5 million in the second quarter of 1997) to fund operating losses and inventory requirements and capital expenditures for new and existing stores, partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's lines of credit (7.9% in the second quarter of 1998 as compared to 8.3% in the second quarter of 1997).
The interest rate applicable to the Congress facility was reduced by 1/4% to 2.25% above LIBOR starting in the first quarter of 1998 upon achieving a specified earnings target for fiscal 1997.

Interest expense related to securitized receivables is reflected as a reduction to net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, remained unchanged at approximately
$400,000 in the second quarters of 1998 and 1997.

Income Taxes

The Company's interim effective tax credits of (41.5%) in the second quarter of 1998 and (41.2%) in the second quarter of 1997 relates to net losses incurred during those periods and represent the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

As a result of the foregoing, the Company's net loss increased by approximately $1.1 million to a net loss of ($1.4 million) in the second quarter of 1998 as compared to a net loss of ($248,000) in the second quarter of 1997. On a per share basis, the net loss increased by $.11 per share to a net loss of ($.13) per share in the second quarter of 1998 as compared to a net loss of ($.02) per share in the second quarter of 1997.

Twenty-Six Weeks Ended August 1, 1998 Compared To
Twenty-Six Weeks Ended August 1, 1997



                                  First Half
                               1998      1997

Net sales                    100.0%     100.0%
Net credit revenues            1.5        1.5
                             101.5      101.5
Costs and Expenses:
  Cost of sales               68.7       68.1
  Selling, general &
    administrative expenses   31.9       31.6
  Depreciation & amortization  2.0        1.6
                             102.6      101.3

Operating (loss) income       (1.1)       0.2

Other (income) expense:
   Interest expense            2.0        1.8
   Miscellaneous income       (0.2)      (0.5)
                               1.8        1.3

LOSS BEFORE INCOME TAX
  BENEFIT                     (2.9)      (1.1)

  Income tax benefit          (1.2)      (0.5)

NET LOSS                      (1.7)%     (0.6)%


Net Sales

Net sales increased by $9.1 million to $199.6 million in the first half of 1998 as compared to $190.5 million in the first half of 1997, an increase of 4.8%. This increase resulted primarily from additional sales volume generated by two new stores opened in Sonora and Santa Rosa, California, during the third quarter of 1997, increasing the total number of Gottschalks stores open to thirty-seven as of the end of the first half of 1998 as compared to thirty-five as of the end of the first half of 1997. Comparable store sales, negatively impacted by unseasonably cold and wet weather conditions caused by the El Nino weather system, decreased by (0.2%) as compared to the first half of 1997.

Net Credit Revenues

Net credit revenues, which includes service charges associated with the Company's private label credit card and certain income and expense amounts related to the Company's receivables securitization program, increased by approximately $200,000 to $3.1 million in the first half of 1998 as compared to $2.9 million in the first half of 1997, an increase of 5.6%. As a percent of net sales, net credit revenues remained unchanged at 1.5% in the first half of 1998 and 1997.

Service charges associated with the Company's customer credit cards increased by approximately $300,000 to $6.1 million in the first half of 1998 as compared to $5.8 million in the first half of 1997, an increase of 5.2%. This increase is primarily due to an increase in the volume of late charge fees collected on delinquent credit card balances, partially offset by lower income resulting from a decrease in credit sales as a percent of total sales (42.7% in the first half of 1998 as compared to 43.6% in the first half of 1997).

Net credit revenues also include the following amounts related to the Company's receivables securitization program: (i) interest expense related to securitized receivables, which remained unchanged at approximately
$1.8 million in the first half of 1998 and 1997; and
(ii) charge-offs related to receivables sold and the provision for credit losses related to receivables which were ineligible for sale, which increased by approximately $100,000 to $1.2 million in the first half of 1998 as compared to $1.1 million in the first half of 1997. There was no material gain or loss recognized on the sale of receivables in the first half of 1998 and 1997.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $7.4 million to $137.1 million in the first half of 1998 as compared to $129.7 million in the first half of 1997, an increase of 5.7%.
The Company's gross margin percentage decreased to 31.3% in the first half of 1998 as compared to 31.9% in the first half of 1997, primarily due to higher markdowns as a percentage of sales taken in an attempt to improve sales of spring and summer merchandise which were sluggish due to the unseasonably cold and wet weather conditions caused by the El Nino weather system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $3.6 million to $63.8 million in the first half of 1998 as compared to $60.2 million in the first half of 1997, an increase of 5.9%. As a percent of net sales, selling, general and administrative expenses increased to 31.9% in the first half of 1998 as compared to 31.6% in the first half of 1997. These increases are primarily due to lower than expected sales, combined with the impact of the mandatory minimum wage increase in California (from $5.15 to $5.75 per hour, an 11.7% increase) effective March 1, 1998. The Company also increased advertising expenditures during the first half of 1998 in an attempt to improve sluggish apparel sales.

Depreciation and Amortization

Depreciation and amortization expense increased by approximately $1.0 million to $4.0 million in the first half of 1998 as compared to $3.0 million in the first half of 1997, an increase of 34.4%. As a percent of net sales, depreciation and amortization increased to 2.0% in the first half of 1998 as compared to 1.6% in the first half of 1997. These increases are primarily due to additional depreciation related to capital and other expenditures for new stores and the remodeling of existing stores during the period, in addition to capital lease obligations entered into during the second half of 1997.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately
$600,000 to $4.1 million in the first half of 1998 as compared to $3.4 million in the first half of 1997, an increase of 18.2%. As a percent of net sales, interest expense increased to 2.0% in the first half of 1998 as compared to 1.8% in the first half of 1997. These increases are primarily due to higher average outstanding borrowings under the Company's lines of credit ($49.3 million in the first half of 1998 as compared to $32.7 in the first half of 1997) to fund operating losses and inventory requirements and capital expenditures for new and existing stores, partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's lines of credit (7.9% in the first half of 1998 as compared to 8.1% in the first half of 1997).
The interest rate applicable to the Congress facility was reduced by 1/4% to 2.25% above LIBOR starting in the first quarter of 1998 upon achieving a specified earnings target for fiscal 1997.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, decreased by approximately $300,000 to approximately $500,000 in the first half of 1998 as compared to approximately $800,000 in the first half of 1997. Miscellaneous income in the first half of 1998 was reduced by a loss on the sale of certain assets and by costs, partially offset by program revenue, related to the Company's new Kidzone program, through which members can obtain additional merchandise discounts and certain other benefits for purchases in the childrens' department. Miscellaneous income in the first half of 1997 included a $142,000 gain on the sale of certain assets.

Income Taxes

The Company's interim effective tax credits of (41.5%) in the first half of 1998 and (41.0%) in the first half of 1997 relates to net losses incurred during those periods and represent the Company's best estimate of the annual effective tax rate for those fiscal years.

Net Loss

As a result of the foregoing, the Company's net loss increased by approximately $2.1 million to a net loss of ($3.3 million) in the first half of 1998 as compared to a net loss of ($1.2 million) in the first half of 1997. On a per share basis, the net loss increased by $.20 per share to a net loss of ($.32) per share in the first half of 1998 as compared to a net loss of ($.12) per share in the first half of 1997.

Liquidity and Capital Resources

Sources of Liquidity.
As described more fully in the Company's 1997 Annual
Report on Form 10-K and Notes 3 and 5 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, short-term trade credit, and by borrowings under its revolving line of credit and its receivables securitization program. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year. As described more fully below, the Company's liquidity has been enhanced as a result of the acquisition of Harris.

Acquisition of Harris.
As described more fully in Note 2 in the accompanying
financial statements, the Company acquired
substantially all of the assets of Harris on August 20,
1998.   The purchase price for the assets was the
issuance to Harris of 2,095,900 shares of common stock of the Company, the issuance of an 8% Subordinated
Note due August 20, 2003 in the principal amount of $22,179,598, and the assumption of certain liabilities relating to the business, including vendor payables, store leases and certain other contracts. Interest on the Subordinated Note is payable semi-annually beginning in February 1999, with the principal portion due and payable upon its maturity date, unless such payment would result in the default on any of the Company's other credit facilities. In such an event, the maturity date of the Subordinated Note would be extended by three years to August 2006. The assets acquired consist primarily of merchandise inventory, customer credit card receivables, fixtures and equipment and certain intangibles. The Company also expects to incur additional liabilities related to the purchase, including costs related to the transaction, severance and related costs, costs related to the consolidation of distribution and administrative functions and costs associated with the closure of the former Harris store located in San Bernardino. As described more fully below, the Company has amended its primary credit facility in order to provide for increased working capital requirements resulting from the acquisition. Management also expects additional liquidity to be provided from customer credit card receivables acquired from Harris. Such receivables were not previously financed by Harris and are expected to be incorporated into the Company's receivables securitization program.

Revolving Line of Credit and Working Capital Facility .
As described more fully in Note 5 to the accompanying financial statements, the Company has a revolving line of credit arrangement with Congress Financial
Corporation ("Congress"), which provided the Company with an $80.0 million working capital facility through March 30, 2000. On August 20, 1998, the agreement was amended to increase the facility to $110.0 million and extend its maturity date to March 31, 2001. The increase in the credit line was primarily to provide additional working capital necessary to fund additional inventory and capital expenditure requirements associated with the new stores acquired from Harris.
The Company had excess availability under its line of $11.4 million as of August 1, 1998. As of the first week of September 1998, the excess availability increased to $30.4 million as a result of the seasonal increase in the restrictive borrowing base and from the additional collateral base resulting from the inventory acquired from Harris.

In addition to the Congress facility, the Company also has up to $15.0 million of additional working capital financing available under the Variable Base
Certificate, issued to Bank Hapoalim. The Company can borrow against the Variable Base Certificate on a revolving basis, similar to a revolving line of credit arrangement, through September 15, 1998. The Company may not borrow additional funds against the Variable
Base Certificate after that date, with all outstanding borrowings due and payable by March 15, 1999. Such outstanding borrowings are also subject to a restrictive borrowing base. As of August 1, 1998, $700,000 was outstanding against the Variable Base
Certificate, and such borrowings are off-balance sheet for financial reporting purposes. As described more fully below, management is in process of refinancing the Variable Base Certificate and believes that process will be complete by the end of the third quarter of 1998.

Receivables Securitization Program.
The Company's receivables securitization program provides the Company with an additional source of working capital financing that is generally more cost effective than traditional debt financing. Accordingly, the Company seeks to divert as large a percentage of total borrowings as possible to its securitization program. Since 1994, the Company has issued $40.0 million 7.35% Fixed Base Certificates and a $6.0 million 6.79% Fixed Base Certificate (collectively, the
"Fixed Base Certificates") under the program. The
Company also issued the previously described Variable
Base Class A-2 Credit Card Certificate ("Variable Base
Certificate") in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim. Interest is earned by the certificateholders on a monthly basis and is paid through finance charges collected under the program.
The outstanding principal balances of the Fixed Base
Certificates are to be repaid in equal monthly installments commencing September 15, 1998 through September 15, 1999, through the application of credit card principal collections during that period.

Management is currently in process of refinancing the Fixed Base Certificates and the Variable Base
Certificate with newly issued certificates under the program. The Company expects that proceeds from the newly issued certificates will be larger than that received from the currently issued certificates as a result of additional receivables acquired from Harris, and that the newly issued certificates will bear an interest rate equal to or less than the current interest rates. The refinancing of the certificates is expected to be finalized by the end of the third quarter of 1998. However, there can be no assurance that the completion of the refinancing will not be delayed. In the event such refinancing is delayed, management believes adequate excess availability exists under its Congress facility to finance required principal payments in the near term.

Other Financings.
The Company's long-term financing arrangements are described more fully in Note 5 to the accompanying financial statements.

Management believes the previously described sources of liquidity are sufficient for its working capital, capital expenditure and debt service requirements for fiscal 1998. Management also believes it has sufficient sources of liquidity for its long-term growth plans at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

Additional Cash Flow Analysis.
Cash flows from operating activities consist primarily of the net loss adjusted for certain non-cash income and expense items, including depreciation and amortization and the provision for credit losses, and changes in operating assets and liabilities, including receivables, merchandise inventory and other current and long-term assets and liabilities. Net cash from operating activities decreased by approximately
$600,000 to ($10.3 million) in the first half of 1998 as compared to ($10.9 million) in the first half of 1997. Cash used to fund increased operating losses was partially offset by a lower investment in merchandise inventory and higher collections of customer credit card receivables as compared to the same period of the prior year.

Net cash from investing activities decreased by approximately $7.4 million to ($663,000) in the first half of 1998 as compared to $6.8 million in the first half of 1997. This decrease resulted from a $4.7 million decrease in cash provided under the securitization program, related to the timing of the sale of customer credit card accounts, combined with a $2.8 million increase in capital expenditures for tenant improvements, fixtures and equipment in connection with the remodeling of certain existing store locations.

Net cash from financing activities increased by $6.7 million to $11.2 million in the first half of 1998 as compared to $4.4 million in the first half of 1997. The
Company's borrowings under its revolving lines of credit increased as compared to the same period of the prior year due to higher operating losses and capital expenditures. This increase was partially offset by principal payments on various long-term obligations and a decrease in the cash management liability due to the timing of payments of certain recurring payables.

The Company is in the process of remodeling and improving fixturing and visual presentation in certain existing store locations. The Company also plans to commence minor refurbishing efforts in the recently acquired Harris stores, and will also be required to update certain information systems equipment at the Harris locations. As of August 1, 1998, the estimated cost to complete these projects is $3.8 million. While management expects to complete these projects during the second half of 1998, there can be no assurance that the completion of such projects will not be delayed.

Year 2000 Conversion

The year 2000 problem is pervasive, with almost all businesses, large and small, affected. The year 2000 problem impacts both information technology ("IT"), including hardware (mainframes, client/server systems and personal computers) and software (packaged software and custom designed), and impacts non-information technology ("non-IT"), including building security, climate control and telephone systems. Like many other companies, the year 2000 computer issue creates risks and uncertainties for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be an adverse impact on the Company's operations. To address year 2000 issues, the Company established a task force in fiscal
1997 to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no disruption to business operations.
These actions are necessary to ensure that the systems and applications will recognize and process the year
2000 and beyond. It is expected that activities related to the year 2000 issues will be on-going throughout
1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues.

The Company's State of Readiness.
As of August 31, 1998, the Company's efforts towards becoming year 2000 compliant with respect to its IT systems are progressing on schedule with a projected completion date of April 1999. The Company's mainframe operating system environment, including its point-of-sale systems, is already year 2000 compliant and has been fully tested. Modifications to the Company's proprietary, or custom designed software, have been substantially completed and are currently being tested.
Upgrades have been scheduled for certain purchased software packages and are expected to be complete by April 1999. The Company's operating system contains a testing environment specifically designed to test year 2000 compliance. IT systems acquired from Harris are limited to point-of-sale equipment, which has already been converted to Gottschalks technology and is year 2000 compliant.

The Company has also commenced the identification and evaluation of all of its non-IT systems, which include, among other things, its store alarm and security systems, air conditioners and lighting, fire control, elevators and escalators. The Company is in process of communicating with its various suppliers', including suppliers providing services to the new
Harris/Gottschalks locations, to determine their year
2000 compliance status. The Company's efforts towards becoming year 2000 compliant with respect to its non-IT systems are progressing with a scheduled completion date of July 1999.

The Company has already communicated with its suppliers, dealers, financial institutions and other third parties with which it does business to determine that the suppliers' operations and the products or services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance.
Some providers are not yet year 2000 compliant and the Company is monitoring their progress on a continual basis.

Costs Associated with Year 2000 Issues.
The costs incurred to date related to the IT year 2000 conversion are approximately $197,000. The Company currently expects that the total remaining cost of these efforts, including both incremental spending and redeployed resources, will be approximately $357,000, to be incurred throughout the fiscal 1998-1999 conversion period. The total cost estimate consists primarily of internal personnel costs, external consulting fees and costs in excess of normal hardware and software upgrades and replacements and does not include potential costs related to the cost of internal software and hardware replaced in the normal course of business. Such costs represent approximately 9.4% of the Company's IT budget for the conversion period and will be funded with working capital. Purchased hardware and software are being capitalized in accordance with normal policy. Personnel and all other costs related to the year 2000 project are being expensed as incurred.
In some instances, the installation schedule of new software and hardware in the normal course of business has been accelerated to also afford a solution to year
2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the projects progress. The Company has not yet completed its assessment of costs that may be associated with non-IT year 2000 issues, as such determination will be dependant upon the results of communications with the related suppliers. Several programming projects have been deferred due to the year
2000 project. The delay of such projects, however, will not have a material adverse effect on the Company's financial position or results of operations.

Contingency Plans.
Management believes its efforts towards year 2000 compliance will be completed on schedule in mid-fiscal
1999. In the event the Company is not able to progress according to schedule, however, the Company has developed appropriate contingency plans. The Company's year 2000 conversion schedule contains "trigger" dates to implement the contingency plan specifically designed for each system in the event the conversion has not progressed accordingly to schedule. Such contingency plans include the diversion of additional internal IT staff onto the year 2000 project. Currently, approximately 50% of the IT staff is assigned to the year
2000 project, with approximately 50% of their daily time spent on year 2000 activities. The Company also has additional sources of contract programming specialists who are familiar with the Company's operating environment. The Company also believes that it has alternate sources of suppliers for substantially all of its non-IT systems to replace suppliers that are unable to become year 2000 compliant within an appropriate time frame.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

Safe Harbor Statement

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties.
Such forward-looking statements may be identified by words including, but not limited to: "will", "believes", "anticipates", "intends", "seeks", "may",
"expects" and "estimates", or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements are qualified by important factors that could cause actual results to differ materially from those identified in such forward-looking statements, including, without limitation, the following: (i) the ability of the Company to gauge fashion trends and preferences of its customers; (ii) the level of demand for the merchandise offered by the Company; (iii) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (iv) the ability of management to manage the planned expansion and to successfully integrate the business acquired from Harris; (v) the continued ability to obtain adequate credit from factors and vendors and the timely availability of branded and other merchandise; (vi) the effect of economic conditions, both nationally and in the Company's specific market areas; (vii) the effect of severe weather or natural disasters; (viii) the effect of competitive pressures from other retailers; (ix) the solution of year 2000 and other system issues by the Company and its suppliers; and (x) the ability to refinance various certificates issued under the receivables securitization program in the near term.
Results actually achieved thus may differ materially from expected results in these statements as a result of the foregoing factors or other factors affecting the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk - Not Applicable

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND RELATED
            STOCKHOLDER MATTERS

There were no sales of unregistered securities by the Company during the thirteen week period ended August 1, 1998.

The Company's credit agreement with Congress Financial
Corporation prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

On June 25, 1998, the Company held its 1998 Annual
Meeting of Stockholders at which the following matters were submitted to a vote of the Company's stockholders:

1. The election of the following nine nominees for director. Each of the nine nominees were elected.
        The following represents a tabulation of the votes cast for each of the nine nominees for director:


NOMINEE FOR DIRECTOR     VOTES FOR   VOTES WITHHELD

Joe Levy                 7,505,587   2.179,674
James R. Famalette       9,035,849     649,412
Bret W. Levy             7,503,853   2,181,408
Max Gutmann              7,502,037   2,186,224
Sharon Levy              7,506,437   2,178,824
Joseph J. Penbera        7,506,737   2,178,524
Frederick R. Ruiz        7,497,537   2,187,724
O. James Woodward III    7,497,437   2,187,824
William Smith            9,046,149     639,112

2.      A proposal to approve The Gottschalks Inc. 1998
        Stock Option Plan. Such proposal was approved as follows:

                                    NUMBER OF VOTES
For:                                   8,067,503
Against:                                 255,944
Abstain:                                  34,547
Broker Non-Votes:                      1,327,267


3.      A proposal to approve The Gottschalks Inc. 1998
        Employee Stock Purchase Plan. Such proposal was approved as follows:

                                    NUMBER OF VOTES
For:                                   222,575
Against:                               106,013
Abstain:                                29,406
Broker Non-Votes:                    1,327,267


4. The Stockholder Proposal for Cumulative Voting. Such proposal was not approved as follows:


                                    NUMBER OF VOTES
For:                                   2,844,537
Against:                               5,412,526
Abstain:                                 100,931
Broker Non-Votes:                      1,327,267

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.                             Description

        2.1              Asset Purchase Agreement dated
                         as of July 21, 1998 among
                         Gottschalks Inc., The Harris
                         Company and El Corte Ingles, S.
                         A., together will all Exhibits
                         thereto.(*)

        2.2              Non-Negotiable, Extendable,
                         Subordinated Note due August 20, 2003
                         issued to The  Harris Company. (**)

        2.3              Registration Rights Agreement
                         between The Harris Company and
                         Gottschalks Inc. dated August
                         20, 1998. (**)

        2.4              Employee Lease Agreement
                         between The Harris Company and
                         Gottschalks Inc. dated August
                         20, 1998. (**)

        2.5              Tradename License Agreement
                         between The Harris Company and
                         Gottschalks Inc. dated August
                         20, 1998. (**)

        2.6              Stockholders' Agreement among
                         El Corte Ingles, S.A.,
                         Gottschalks Inc., Joseph Levy
                         and Bret Levy dated August 20,
                         1998. (**)

        2.7              Standstill Agreement between El
                         Corte Ingles, S. A., and
                         Gottschalks Inc. dated August
                         20, 1998. (**)

        2.8              Store Lease Agreement between
                         El Corte Ingles, S.A., and
                         Gottschalks Inc. dated August 20, 1998 re:
                         East Hills Mall, Bakersfield,
                         California. (**)

        2.9              Store Lease Agreement between
                         El Corte Ingles, S.A., and
                         Gottschalks Inc. dated August 20, 1998 re:
                         Moreno Valley Mall at Towngate, Moreno Valley, California. (**)

        2.10             Store Lease Agreement between
                         El Corte Ingles, S.A., and
                         Gottschalks Inc. dated August 20, 1998 re:
                         Antelope Valley Mall at Palmdale, California.(**)

        2.11             Store Lease Agreement between
                         El Corte Ingles, S.A., and Gottschalks
                         Inc. dated August 20, 1998 re:
                         Carousel Mall at San Bernardino, California.(**)

        27               Financial Data Schedule


        (*) Filed as an exhibit to the Company's Form 8-K dated July 21, 1998 (File No. 1-09100), and incorporated herein by reference.

        (**) Filed as an exhibit to the Company's Form 8-K dated August 20, 1998
             (File No. 1-09100), and incorporated herein by reference.

(b)     The Company filed the following Current
        Report on Form 8-K during the thirteen
        week period ended August 1, 1998:

 -- Current Report on Form 8-K dated July 21, 1998, describing pursuant to Item 5, Other Events, the execution of an Asset Purchase Agreement among Gottschalks Inc., The Harris Company and El Corte Ingles, S. A., pursuant to which Gottschalks will acquire substantially all of the assets and will assume certain liabilities of Harris.

-- Current Report on Form 8-K dated August 20, 1998, describing pursuant to Item 2, Acquisition or Disposition of Assets, the completion of the acquisition of substantially all of the assets and the assumption of certain of the liabilities of Harris.



                  SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Gottschalks Inc.
                           (Registrant)


  September 15, 1998
                \s\ Joseph W. Levy
                   (Joseph W. Levy,
                    Chairman
                    and Chief Executive
                    Officer)

 September 15, 1998
                 \s\ Alan A. Weinstein
                    (Alan A. Weinstein,
                     Senior Vice President and
                     Chief Financial Officer)