Form 10-Q
period 1998-10-31
GOTTSCHALKS INC
filed 1998-12-15
CIK 790414

UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.  20549

                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to
_________________.

Commission file number     1-09100
                       ----------------

                Gottschalks Inc.
------------------------------------------------------
(Exact name of Registrant as specified in its charter)


       Delaware                        77-0159791
-------------------------------     -----------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

7 River Park Place East, Fresno, California  93720
-------------------------------------------   ---------
(Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code
 (209) 434-8000
-----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past
90 days:

Yes   X     No

The number of shares of the Registrant's common stock outstanding as of November 30, 1998 was 12,575,565.


INDEX


GOTTSCHALKS INC. AND SUBSIDIARY



                                               Page No.
                                              ---------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited):

    Condensed consolidated balance sheets -
      October 31, 1998 and January 31, 1998          2

    Consolidated statements of operations -
      thirteen and thirty-nine weeks ended
       October 31, 1998 and November 1, 1997         3

    Condensed consolidated statements of cash
       flows - thirty-nine weeks ended
       October 31, 1998 and November 1, 1997         4

    Notes to condensed consolidated financial
       statements - thirteen and thirty-nine
       weeks ended October 31, 1998 and
       November 1, 1997                         5 - 10

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
           Operations                          11 - 23

Item 3. Quantitative and Qualitative
          Disclosures about Market Risk - Not
          Applicable

PART II. OTHER INFORMATION
---------------------------

Item 2.    Changes in Securities and Related
             Stockholder Matters                    24
Item 6.    Exhibits and Reports on Form 8-K         24


SIGNATURES                                          25
-----------


PART I. FINANCIAL INFORMATION

Item I.      GOTTSCHALKS INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
             (In thousands of dollars)



                                          October 31, 1998   January 31, 1998
                                          ----------------   ----------------
                                            (Unaudited)

ASSETS
-------
CURRENT ASSETS:
  Cash                                    $   2,162           $  1,601
  Retained interest in receivables sold
    (Note 3)                                 15,399             15,813
  Receivables - net                          17,023              6,560
  Merchandise inventories                   166,765             99,294
  Other                                      14,697             11,444
                                            -------            -------
          Total current assets              216,046            134,712

PROPERTY AND EQUIPMENT                      163,348            145,166
  Less accumulated depreciation and
    amortization                             52,157             46,109
                                            -------            -------
                                            111,191             99,057
OTHER LONG-TERM ASSETS                       14,059              8,542
                                            -------            -------
                                           $341,296           $242,311
                                            =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------
CURRENT LIABILITIES:
  Revolving line of credit                $ 32,693           $   5,767
  Cash management liability                 15,078              10,141
  Trade accounts payable                    42,541              20,950
  Accrued expenses and other liabilities    19,681              17,627
  Taxes, other than income taxes             7,450               8,698
  Current portion of long-term
    obligations                              4,384               3,950
                                           -------             -------
          Total current liabilities        121,827              67,133

LONG-TERM OBLIGATIONS (less current portion):
  Line of credit                            40,000              25,000
  Notes and mortgage loans payable          28,112              30,083
Capitalized lease obligations                6,562               7,337
                                           -------             -------
                                            74,674              62,420

DEFERRED INCOME AND OTHER                   29,077              28,853

SUBORDINATED NOTE PAYABLE TO AFFILIATE
 (NOTE 2)                                   20,533

STOCKHOLDERS' EQUITY                        95,185              83,905
                                           -------             -------
                                          $341,296            $242,311
                                           =======             =======


See notes to condensed consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except share data)

                                 Thirteen Weeks          Thirty-Nine Weeks
                                    Ended                      Ended
                             ----------------------    ----------------------
                             October 31, November 1,   October 31, November 1,
                                1998        1997          1998        1997
                             ----------  ----------    ----------  ----------
Net sales                      $123,118    $101,466      $322,717    $291,969
Net credit revenues               1,717       1,130         4,768       4,019
                                -------     -------       -------     -------
                                124,835     102,596       327,485     295,988
COSTS & EXPENSES:
  Cost of sales                  79,930      68,595       216,987     198,310
  Selling, general &
   administrative expenses       39,861      32,481       103,646      92,703
  Depreciation &  amortization    2,161       1,697         6,174       4,683
  Business integration and
    acquisition related
    expenses                        564         748           564         748
                                -------     -------       -------     -------
                                122,516     103,521       327,371     296,444
                                -------     -------       -------     -------

Operating income (loss)           2,319        (925)          114        (456)

Other (income) expense:
   Interest expense               2,234       1,834         6,292       5,268
   Miscellaneous income            (519)       (243)       (1,064)     (1,112)
                                -------     -------       -------     -------
                                  1,715       1,591         5,228       4,156
                                -------     -------       -------     -------
INCOME (LOSS) BEFORE INCOME
 TAX EXPENSE (BENEFIT)             604       (2,516)       (5,114)     (4,612)
Income tax expense (benefit)       259       (1,031)       (2,113)     (1,892)
                                -------     -------       -------     --------
NET INCOME (LOSS)              $   345     $ (1,485)     $ (3,001)   $ (2,720)
                                =======     =======        =======     ======
Net income (loss) per common share -
   basic and diluted           $  0.03     $  (0.14)     $  (0.27)   $  (0.26)
                                =======     =======       =======     =======
Weighted average number of
  common shares outstanding -
  basic and diluted             12,138       10,473         11,032     10,473



See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - NOTE 1)
(In thousands of dollars)

                                              Thirty-Nine Weeks
                                                    Ended
                                           -----------------------
                                           October 31,  November 1,
                                              1998         1997
                                           ----------   ----------
OPERATING ACTIVITIES:
  Net loss                                $(3,001)      $(2,721)
  Adjustments:
     Depreciation and amortization          6,174         4,683
     Provision for credit losse               640           317
     Other adjustments, net                (2,485)       (2,277)
     Changes in operating assets and
      liabilities, net of
       effects of acquisition:
        Receivables, net                    1,127           862
        Merchandise inventories           (46,094)      (44,994)
        Trade accounts payable             11,644        13,580
        Other current and long-term
          assets and liabilities              223           565
                                           -------       -------

             Net cash used in operating
              activities                  (31,772)      (29,985)

INVESTING ACTIVITIES:
 Purchases of held-to-maturity
   securities (Note 3)                   (156,847)     (151,221)
 Maturities of held-to-maturity
   securities (Note 3)                    161,211       160,892
  Purchases of property and equipment     (12,426)      (10,965)
 Proceeds from property and equipment
   sales                                      458           352
 Distribution from limited partnership        149           169
                                           -------      -------
           Net cash used in investing
             activities                    (7,455)         (773)

FINANCING ACTIVITIES:
  Net proceeds under revolving lines
    of credit                              41,926        14,631
  Proceeds from long-term obligations                     3,214
  Principal payments on long-term
    obligations                            (7,075)       (2,066)
  Changes in cash management liability
    and other                               4,937        15,209
                                           -------      -------
           Net cash provided by
             financing activities          39,788        30,988
                                           -------      -------

INCREASE IN CASH                              561           230
CASH AT BEGINNING OF YEAR                   1,601         1,496
                                          -------       -------

CASH AT END OF PERIOD                     $ 2,162       $ 1,726
                                          =======       =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY:
 Consideration for acquisition of business (Note 2):
       Issuance of 2,095,900 shares of common stock  $14,273
       Issuance of 8% Junior Subordinated Note        20,467
                                                      ------
                                                     $34,740
                                                      ======

See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Thirteen and Thirty-Nine Weeks Ended October 31, 1998 and
November 1, 1997

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently operating forty-six department stores, including thirty-seven "Gottschalks" and nine
"Harris/Gottschalks" stores, and twenty-one "Village
East" specialty stores. The Company's department stores, located primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada, are generally located as anchor tenants in regional shopping malls and typically offer a wide range of brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, home furnishings and other consumer goods. Village East specialty stores offer apparel for larger women.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc., and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC").
(See Note 3). Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999
(fiscal 1998), due to the seasonal nature of the Company's business, the recently completed acquisition of substantially all of the assets of The Harris
Company ("Harris") (Note 2) and the LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 4).
These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form
10-K for the year ended January 31, 1998 (the "1997
Annual Report on Form 10-K").

The condensed consolidated balance sheet at January 31, 1998 has been derived from the audited consolidated financial statements at that date. Certain amounts in the accompanying financial statements for the fiscal
1997 interim period have been reclassified to conform with fiscal 1998 presentation.

2. BUSINESS ACQUISITION

On August 20, 1998, the Company completed the acquisition of substantially all of the assets and business of Harris, pursuant to an Asset Purchase
Agreement entered into on July 21, 1998 with Harris and El Corte Ingles, S. A. ("ECI") of Spain, the parent company of Harris. Harris operated nine full-line department stores located throughout southern
California. The assets acquired consisted primarily of merchandise inventory, customer credit card receivables, fixtures and equipment and certain intangibles. The Company also assumed certain liabilities relating to the business, including vendor payables, store leases and certain other contracts. The purchase price for the assets consisted of the issuance to Harris of 2,095,900 shares of common stock of the Company and the issuance of an 8% Non-Negotiable, Extendable, Subordinated Note (the "Subordinated Note") due August 20, 2003 in the principal amount of $22,179,598. Interest on the Subordinated Note is payable semi-annually beginning in February 1999, with the principal portion due and payable upon its maturity date, unless such payment would result in the default on any of the Company's other credit facilities, whereby the maturity date of the Subordinated Note would be extended by three years to August 2006.
Additional purchase liabilities recorded, based on preliminary estimates, include costs related to the transaction, severance and related costs, costs associated with the consolidation of distribution and administrative functions, and costs associated with the closure of the former Harris store located in San
Bernardino. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores are included in the Company's financial statements from the date of the acquisition beginning in the third quarter of 1998.

The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition. The financial statements reflect the preliminary allocation of the purchase price, as estimates of certain direct costs and liabilities associated with the transaction have not yet been finalized. The fair value of the assets acquired and liabilities assumed, based on the preliminary allocation of the purchase price, is summarized as follows (in thousands of dollars):

  Fair value of common stock issued to Harris   $14,273
  Fair value of Subordinated Note                20,467
  Total estimated direct fees and expenses        1,218
                                                 ------
       Total purchase price                     $35,958
                                                 ======

  Customer credit card and other receivables    $12,149
   Merchandise inventories                       20,850
   Other current and long-term assets             3,486
  Leaseholds, fixtures and other equipment        5,731
  Trade accounts payable and other current
   liabilities                                   (9,947)
   Other long-term liabilities
                                                 (2,097)
   Excess of purchase price over the estimated
     fair value of identifiable net assets
     acquired - to be amortized over 20 years     5,786
                                                 ------
       Total purchase price                     $35,958
                                                 ======

The following unaudited pro forma financial information for the Company gives effect to the acquisition as if it had occurred at the beginning of fiscal 1998 and 1997 for the periods presented, and includes certain adjustments, including the amortization of goodwill, interest expense associated with acquisition debt, adjustments to rental expense to reflect new store leases, adjustments to depreciation expense to reflect the fair value of assets acquired and the related income tax effects. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred if the acquisition had been completed as of those dates.
In addition, the pro forma information is not intended to be a projection of future results and does not reflect expected cost savings or synergies expected to result from the integration of the Harris stores into the Company's business.

Unaudited Pro Forma Financial Information (in thousands, except per share data):

                                  Thirty-nine weeks
                                        ended
                                ----------------------
                               October 31, November 1,
                                  1998         1997
                                ----------- ----------

Net sales                      $371,322      $358,132
Net loss                       $ (7,366)     $(12,747)
Net loss per common share -
  basic and diluted            $  (0.59)     $  (1.01)

Weighted-average number of
  common shares outstanding -
   basic and diluted             12,575        12,569


The retail business is seasonal in nature, with a higher proportion of sales and earnings usually being generated in the months of November and December than in other periods. Because of this seasonality and other factors, results of operations for an interim period are not necessarily indicative of results of operations for an entire fiscal year.

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

Fixed Base Certificates.     Since 1994, $40.0 million
principal amount 7.35% Fixed Base Class A-1 Credit Card
Certificates and a $6.0 million principal amount 6.79%
Fixed Base Class A-1 Credit Card Certificate
(collectively, the "Fixed Base Certificates") have been issued under the program. Interest on the Fixed Base
Certificates is earned by the certificateholders on a monthly basis and the outstanding principal balances of such certificates are currently being repaid in twelve equal monthly installments of approximately $3.8 million each, with the first payment due on October 15, 1998 and continuing through September 15, 1999 (the
"Controlled Amortization Period"). Such principal payments are made through the application of the principal portion of credit card collections during the period. The issuances of the Fixed Base Certificates were accounted for as sales for financial reporting purposes. Accordingly, the receivables underlying the Fixed Base Certificates, totaling $42.2 million at
October 31, 1998 and $46.0 million as of January 31,
1998, and the corresponding debt obligations have been excluded from amounts reported in the accompanying financial statements. Management is currently in process of attempting to refinance the Fixed Base
Certificates with newly issued certificates under the program. Management intends to complete such refinancing by the end of fiscal 1998. However, the market for the securitized receivables has been volatile in recent months and there can be no assurance that the refinancing will be completed as anticipated.
(See Management's Discussion and Analysis of Financial
Condition and Results of Operations -- "Liquidity and
Capital Resources".)

Variable Base Certificate.      A Variable Base Class
A-2 Credit Card Certificate ("Variable Base
Certificate") was also issued in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim. (See
Note 5). Management anticipates refinancing the Variable Base Certificate concurrently with the refinancing of the Fixed Base Certificates.

Other Program Requirements:     The Company is required,
among other things, to maintain certain portfolio performance standards which include the maintenance of a minimum portfolio yield, maximum levels of delinquencies and write-offs of customer credit card receivables and minimum levels of credit card collection rates. The Company was in compliance with all such requirements as of October 31, 1998.

4.      MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with those related costs. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories as of January
31, 1998 (fiscal 1997). A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end
LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially effect its fiscal 1998 operating results.

5.      DEBT OBLIGATIONS

Revolving Line of Credit and Working Capital Facility.
  The Company has a revolving line of credit arrangement with Congress Financial Corporation
("Congress"), which provides the Company with a $110.0 million working capital facility through March 31, 2001. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year to fund increased seasonal purchases. Interest on outstanding borrowings under the facility is charged at a rate of approximately
LIBOR plus 2.25% (7.75% at October 31, 1998), with no interest charged on the unused portion of the line of credit. The interest rate may be reduced by 1/8% in fiscal 1999 if specified fiscal 1998 pre-tax income and minimum availability levels are attained by the Company. The maximum amount available for borrowings under the line of credit was $107.3 million as of October 31, 1998, of which $72.7 million was outstanding as of that date. Of that amount, $40.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of October 31, 1998. The agreement also required that the Company refinance the securities issued under the securitization program prior to entering the Controlled Amortization Period. As described more fully in Management's Discussion and Analysis of Financial Condition and Results of
Operations -- "Liquidity and Capital Resources", the
Company was unable to complete the refinancing prior to this date. The Company has received a waiver from Congress with respect to this violation through January
31, 1999, by which time the refinancing of the securities is expected to be completed.

At October 31, 1998, $583,000 was outstanding under the
Variable Base Certificate, which was the maximum amount available for borrowings as of that date (see Note 3).
Such borrowings are currently being repaid in six monthly installments of approximately $117,000 each, with the first payment due on October 15, 1998 and continuing through March 15, 1999. Interest on outstanding borrowings against the certificate is charged at a rate of LIBOR plus 1.0% (6.4% at October
31, 1998). Such borrowings are off-balance sheet for financial reporting purposes.

Long-Term Borrowings.   The Company's long-term
borrowings consist of the following as of October 31, 1998: (i) the previously described Subordinated Note with an outstanding loan balance of $22.2 million (Note
2); (ii) four fifteen-year mortgage loans with Midland
Commercial Funding ("Midland"), due October and
November 2010, with interest rates ranging from 9.23%
to 9.39% and outstanding balances totaling $19.3 million; (iii) a 10.45% mortgage loan payable with Heller Financial, Inc. ("Heller"), due January 2002, with an outstanding loan balance of $3.1 million; (iv) an additional 9.97% mortgage loan payable with Heller, due April 2004, with an outstanding loan balance of $4.6 million; (v) two 10.0% notes payable to Federated
Department Stores, Inc., due March and July 2001, with outstanding balances totaling $1.5 million; and (vi) other long-term obligations with outstanding balances totaling $2.4 million.

Certain of the Company's long-term debt and lease agreements contain various restrictive covenants. The
Company was in compliance with all such restrictive covenants, or has received appropriate waivers for instances of non-compliance, as of the date of this report.

6.      COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims will not have a material adverse effect on the Company's financial position or results of operations.

7.      NEW ACCOUNTING STANDARDS

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" in the first quarter of 1998, however the statement had no impact on the Company's results of operations or stockholders' equity. AICPA
Statement of Position (SOP) 98-5, "Reporting on the
Costs of Start-Up Activities" was also recently issued and is effective for fiscal years beginning after December 15, 1998 (fiscal 1999). This statement requires companies to expense start-up costs, such as new store pre-opening costs, as incurred. The Company does not believe the adoption of this SOP will have a material effect on its financial position or the results of its operations.

GOTTSCHALKS INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND   RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. The Company's results of operations, like most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. This business seasonality may result in performance for the thirteen and thirty-nine weeks ended October 31, 1998 which is not necessarily indicative of performance for the remainder of the year. In addition, the Company completed the acquisition of nine stores from Harris on August 20, 1998, which has affected the comparability of the Company's financial results (see Note 2 in the accompanying financial statements).

Overview
-----------

The Company has continued to implement a variety of strategic initiatives in connection with the execution of its "Vision 2000" business plan. "Vision 2000" is a comprehensive business plan designed to direct the growth and increase the profitability of the Company by improving the performance of its existing stores;
continuing to strategically open or acquire new stores;
expanding higher gross margin merchandise lines throughout the Company, including shoes and other branded items; reallocating selling space from lower gross margin merchandise, such as electronics, and other non-selling areas, such as restaurants; and improving efficiencies throughout all levels of the Company. The implementation of certain of these strategies began in mid-fiscal 1998, and management believes these strategies contributed to the increase in comparable store sales and improved earnings in the third quarter of 1998. Some of these strategies have resulted in higher costs to the Company. For example, expenditures for new the Company's fixturing and signage programs, higher quality advertising programs and for the implementation of improved technology in the Company's merchandising, distribution, advertising and financial areas have resulted in higher selling, general and administrative costs and higher depreciation expense. However, management believes that these investments will result in higher sales or lower costs in the future and that such investments are essential for the long-term prospects of the Company.

Results of Operations
----------------------

The following table sets forth for the periods indicated the Company's Consolidated Statements of Operations as a percent of net sales:

                               Third Quarter           Three Quarters
                            1998         1997         1998       1997
                          --------    --------      -------    --------
Net sales                  100.0%      100.0%       100.0%      100.0%
Net credit revenues          1.4         1.1          1.5         1.4
                           ------      ------       ------      ------
                           101.4       101.1        101.5       101.4
Costs and Expenses:
 Cost of sales              64.9        67.6         67.2        67.9
Selling, general &
  administrative expenses   32.4        32.0         32.1        31.8
  Depreciation &
    amortization             1.7         1.7          2.0         1.6
  Business integration and
     acquisition related
       expenses              0.5         0.7          0.2         0.2
                           ------      ------       ------      ------
                            99.5       102.0        101.5       101.5
                           ------      ------       ------      ------

Operating income (loss)      1.9        (0.9)         0.0        (0.1)

Other (income) expense:
   Interest expense          1.8         1.8          1.9         1.8
   Miscellaneous income     (0.4)       (0.2)        (0.3)       (0.4)
                           ------      ------       ------      ------
                             1.4         1.6          1.6         1.4
                           ------      ------       ------      ------
Income (loss) before
   income tax expense
    (benefit)                0.5        (2.5)        (1.6)       (1.5)

  Income tax expense
    (benefit)                0.2        (1.0)        (0.7)       (0.6)
                           ------      ------       ------      ------

Net income (loss)            0.3%       (1.5)%       (0.9)%      (0.9)%
                           ======      ======       ======      ======


Thirteen Weeks Ended October 31, 1998 Compared To
Thirteen Weeks Ended November 1, 1997

Net Sales
------------

Net sales increased by $21.6 million to $123.1 million in the third quarter of 1998 as compared to $101.5 million in the third quarter of 1997, an increase of 21.3%. This increase resulted primarily from additional sales volume generated by the nine new
Harris/Gottschalks locations, beginning August 20,
1998, and by two new stores opened in Sonora and Santa
Rosa, California, during the third quarter of 1997. As of the end of the third quarter of 1998, the Company operated forty-six department stores as compared to thirty-five as of the end of the same period in the prior year. Comparable store sales for the third quarter of 1998 increased by 3.4% as compared to the third quarter of 1997.

One of the stores acquired from Harris is being operated temporarily and will be closed at the end of fiscal 1998, reducing the total number of stores to forty-five as of that date.

Net Credit Revenues
-----------------------

Net credit revenues, which includes service charges associated with the Company's private label credit card and certain amounts related to the Company's receivables securitization program, increased by approximately $600,000 to $1.7 million in the third quarter of 1998 as compared to $1.1 million in the third quarter of 1997. As a percent of net sales, net credit revenues increased to 1.4% in the third quarter of 1998 as compared to 1.1% in the third quarter of 1997.

Service charges associated with the Company's customer credit cards increased by approximately $700,000 to $3.4 million in the third quarter of 1998 as compared to $2.7 million in the third quarter of 1997, an increase of 25.9%. This increase is primarily due to additional service charge income generated by customer credit card receivables acquired from Harris, combined with an increase in the volume of late charge fees collected on delinquent credit card balances. This increase was partially offset by lower income resulting from a decrease in credit sales as a percent of total sales (43.0% in the third quarter of 1998 as compared to 43.2% in the third quarter of 1997.)

As described more fully in the Company's 1997 Annual
Report on Form 10-K, net credit revenues also include the following amounts related to the Company's receivables securitization program: (i) interest expense related to securitized receivables, which decreased by $50,000 to $850,000 in the third quarter of 1998 as compared to $900,000 in the third quarter of 1997;(ii) charge-offs related to receivables sold and the provision for credit losses related to receivables which were ineligible for sale, which increased by approximately $200,000 to $900,000 in the third quarter of 1998 as compared to $700,000 in the third quarter of 1997, primarily due to higher bankruptcies during the period; and (iii) a net gain on the sale of receivables of approximately $60,000 in the third quarter of 1998 as compared to no material gain or loss on the sale of receivables in the third quarter of 1997.

Cost of Sales
-----------------

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $11.3 million to $79.9 million in the third quarter of 1998 as compared to $68.6 million in the third quarter of 1997, an increase of 16.5%. The Company's gross margin percentage increased to 35.1% in the third quarter of 1998 as compared to 32.4% in the third quarter of 1997, primarily due to the expansion of higher gross margin merchandise categories in certain of the Company's stores, combined with lower markdowns as a percentage of sales as compared to the same period of the prior year. The Company's gross margin also continues to benefit from lower costs associated with the processing of merchandise, resulting primarily from the implementation of improved technology at the Company's distribution center.

Selling, General and Administrative Expenses
---------------------------------------------

Selling, general and administrative expenses increased by approximately $7.4 million to $39.9 million in the third quarter of 1998 as compared to $32.5 million in the third quarter of 1997, an increase of 22.7%. As a percent of net sales, selling, general and administrative expenses increased to 32.4% in the third quarter of 1998 as compared to 32.0% in the third quarter of 1997. This increase is primarily due to higher payroll and payroll related expenses in the Company's stores as a result of the mandatory minimum wage increase in California (from $5.15 to $5.75 per hour, an 11.7% increase) effective March 1, 1998, and other competitive wage adjustments. The Company also increased advertising and credit solicitation expenditures during the quarter in connection with the integration of the Harris business. These increases were partially offset by lower rental expense resulting from the modification of certain store lease agreements and from the refinancing and conversion of certain operating equipment leases into capital leases.

Charge-offs related to receivables sold and the provision for credit losses related to receivables which are ineligible for sale are reflected as reductions to net credit revenues and are not included in selling, general and administrative costs for financial reporting purposes.

Depreciation and Amortization
------------------------------

Depreciation and amortization expense increased by approximately $500,000 to $2.2 million in the third quarter of 1998 as compared to $1.7 million in the third quarter of 1997, an increase of 27.3%. As a percent of net sales, depreciation and amortization remained unchanged at 1.7% in the third quarters of 1998 and 1997. The dollar increase is primarily due to additional depreciation related to capital expenditures for new stores and for the renovation of existing stores, new capital lease obligations, and assets acquired from Harris. The increase is also due to the amortization of goodwill associated with the recent acquisition of nine stores from Harris.

Interest Expense
-------------------

Interest expense, which includes the amortization of deferred financing costs, increased by approximately
$400,000 to $2.2 million in the third quarter of 1998 as compared to $1.8 million in the third quarter of 1997, an increase of 21.8%. As a percent of net sales, interest expense remained unchanged at 1.8% in the third quarters of 1998 and 1997. The dollar increase is primarily due to higher average outstanding borrowings under the Company's lines of credit ($56.8 million in the third quarter of 1998 as compared to $35.9 million in the third quarter of 1997) to fund increased inventory requirements for new stores and higher capital expenditures for store renovations, additional debt issued to Harris (see Note 2 to the accompanying financial statements) and new capital lease obligations entered into during the period. These increases were partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's lines of credit (7.9% in the third quarter of 1998 as compared to 8.2% in the third quarter of 1997) due to interest rate reductions during the period.

Interest expense related to securitized receivables is reflected as a reduction to net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income
-----------------------

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, was $519,000 in the third quarter of 1998 as compared to $243,000 in the third quarter of 1997. This increase is primarily due to additional revenue generated by the Company's new Kidzone program, through which members can obtain additional merchandise discounts and certain other benefits for purchases in the childrens' department, and a gain on the sale of miscellaneous assets.

Business Integration and Acquisition Related Expenses
-------------------------------------------------------

Business integration costs of $564,000 were recognized in the third quarter of 1998, consisting primarily of costs incurred prior to the closing of certain duplicative operations of Harris, including certain merchandising, advertising, credit and distribution functions. As of the end of the third quarter of 1998, substantially all duplicative operations of Harris have been eliminated.

As described more fully in the Company's 1997 Annual
Report on Form 10-K, the Company had previously entered into negotiations for the acquisition of Harris in fiscal 1997. The parties were unable to agree on the terms of the transaction, however, and negotiations were discontinued in the third quarter of 1997. The
Company recognized $748,000 of costs, consisting primarily of investment banking, legal and accounting fees, at the time such negotiations were discontinued.

Income Taxes
---------------

The Company's interim effective tax credits of (42.9%) in the third quarter of 1998 and (41.0%) in the third quarter of 1997 relates to net losses incurred during those periods and represent the Company's best estimate of the annual effective tax rate for those fiscal years.

Results of Operations
-----------------------

As a result of the foregoing, net income was $345,000 in the third quarter of 1998 as compared to a net loss of ($1.5 million) in the third quarter of 1997. On a per share basis, net income was $.03 per share in the third quarter of 1998 as compared to a net loss of ($.14) per share in the third quarter of 1997. Earnings before interest, depreciation, amortization and other unusual items ("EBITDA") increased by approximately
$3.8 million to $5.6 million in the third quarter of 1998 as compared to $1.8 million in the third quarter of 1997.

Thirty-Nine Weeks Ended October 31, 1998 Compared To
Thirty-Nine Weeks Ended November 1, 1997

Net Sales
----------

Net sales increased by $30.7 million to $322.7 million in the first three quarters of 1998 as compared to $292.0 million in the first three quarters of 1997, an increase of 10.5%. This increase resulted primarily from additional sales volume generated by the nine new
Harris/Gottschalks locations, beginning August 20,
1998, and by two new stores opened in Sonora and Santa
Rosa, California, during the third quarter of 1997. As of the end of the third quarter of 1998, the Company operated forty-six department stores as compared to thirty-five as of the end of the same period in the prior year. Comparable store sales first three quarters of 1998 increased by 1.0% as compared to the first three quarters of 1997. Comparable store sales during the first half of 1998 were negatively impacted by unseasonably cold and wet weather conditions caused by the El Nino weather system.

Net Credit Revenues
--------------------

Net credit revenues, which includes service charges associated with the Company's private label credit card and certain income and expense amounts related to the Company's receivables securitization program, increased by approximately $800,000 to $4.8 million in the first three quarters of 1998 as compared to $4.0 million in the first three quarters of 1997, an increase of 18.6%.
As a percent of net sales, net credit revenues increased to 1.5% in the first three quarters of 1998 as compared to 1.4% in the first three quarters of 1997.

Service charges associated with the Company's customer credit cards increased by approximately $1.0 million to $9.5 million in the first three quarters of 1998 as compared to $8.5 million in the first three quarters of 1997, an increase of 11.7%. This increase is primarily due to additional service charge income generated by customer credit card receivables acquired from Harris, combined with an increase in the volume of late charge fees collected on delinquent credit card balances.
These increases were partially offset by lower income resulting from a decrease in credit sales as a percent of total sales (42.8% in the first three quarters of 1998 as compared to 43.5% in the first three quarters of 1997).

Net credit revenues also include the following amounts related to the Company's receivables securitization program: (i) interest expense related to securitized receivables, which remained unchanged at approximately
$2.7 million in the first three quarters of 1998 and 1997; (ii) charge-offs related to receivables sold and the provision for credit losses related to receivables which were ineligible for sale, which increased by approximately $300,000 to $2.1 million in the first three quarters of 1998 as compared to $1.8 million in the first three quarters of 1997, primarily due to increased bankruptcies during the period; and (iii) a net gain on the sale of receivables of approximately
$80,000 in the first three quarters of 1998 as compared to no material gains or losses on the sale of receivables in the first three quarters of 1997.

Cost of Sales
---------------

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $18.7 million to $217.0 million in the first three quarters of 1998 as compared to $198.3 million in the first three quarters of 1997, an increase of 9.4%. The Company's gross margin percentage increased to 32.8% in the first three quarters of 1998 as compared to 32.1% in the first three quarters of 1997, primarily due to the expansion of higher gross margin merchandise categories in certain of the Company's stores, combined with lower costs associated with the processing of merchandise at the Company's distribution center. This increase was partially offset by higher markdowns as a percentage of sales during the first half of the year which were taken in an attempt to improve sales of spring and summer merchandise which were sluggish due to the unseasonably cold and wet weather conditions caused by the El Nino weather system.

Selling, General and Administrative Expenses
---------------------------------------------

Selling, general and administrative expenses increased by approximately $10.9 million to $103.6 million in the first three quarters of 1998 as compared to $92.7 million in the first three quarters of 1997, an increase of 11.8%. As a percent of net sales, selling, general and administrative expenses increased to 32.1% in the first three quarters of 1998 as compared to 31.8% in the first three quarters of 1997. This increase is primarily due to higher payroll and payroll related expenses in the Company's stores as a result of the mandatory minimum wage increase in California (from
$5.15 to $5.75 per hour, an 11.7% increase) effective
March 1, 1998, and other competitive wage adjustments.
The Company also increased advertising and credit solicitation expenditures during the period in an attempt to improve sluggish apparel sales during the first half of the year and in connection with the integration of the Harris business. These increases were partially offset by lower rental expense resulting from the modification of certain store lease agreements and from the refinancing and conversion of certain operating equipment leases into capital leases.

Depreciation and Amortization
-------------------------------

Depreciation and amortization expense increased by approximately $1.5 million to $6.2 million in the first three quarters of 1998 as compared to $4.7 million in the first three quarters of 1997, an increase of 31.8%.
As a percent of net sales, depreciation and amortization increased to 2.0% in the first three quarters of 1998 as compared to 1.6% in the first three quarters of 1997. These increases are primarily due to additional depreciation related to capital expenditures for new stores and for the renovation of existing stores, new capital lease obligations, and assets acquired from Harris. The increase is also due to the amortization of goodwill associated with the recent acquisition of nine stores from Harris.

Business Integration and Acquisition Related Expenses
-----------------------------------------------------

Business integration costs of $564,000 were recognized in the third quarter of 1998, consisting primarily of costs incurred prior to closing certain duplicative operations of Harris, including certain merchandising, advertising, credit and distribution functions. As of the end of the third quarter of 1998, substantially all duplicative operations of Harris have been eliminated.

As described more fully in the Company's 1997 Annual
Report on Form 10-K, the Company had previously entered into negotiations for the acquisition of Harris in fiscal 1997. The parties were unable to agree on the terms of the transaction, however, and negotiations were discontinued in the third quarter of 1997. The
Company recognized $748,000 of costs, consisting primarily of investment banking, legal and accounting fees, at the time such negotiations were discontinued.

Interest Expense
------------------

Interest expense, which includes the amortization of deferred financing costs, increased by approximately
$1.0 million to $6.3 million in the first three quarters of 1998 as compared to $5.3 million in the first three quarters of 1997, an increase of 19.4%. As a percent of net sales, interest expense increased to 1.9% in the first three quarters of 1998 as compared to 1.8% in the first three quarters of 1997. These increases are primarily due to higher average outstanding borrowings under the Company's lines of credit ($49.7 million in the first three quarters of 1998 as compared to $32.2 million in the first three quarters of 1997) to fund increased inventory requirements for new stores and higher capital expenditures for store renovations, additional debt issued to Harris (see Note 2 to the accompanying financial statements) and new capital lease obligations entered into during the period. These increases were partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's lines of credit (7.9% in the first three quarters of 1998 as compared to 8.3% in the first three quarters of 1997) due to interest rate reductions during the period.

Miscellaneous Income
---------------------

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts remained unchanged at approximately
$1.1 million in the first three quarters of 1998 as compared to the first three quarters of 1997.

Income Taxes
-------------

The Company's interim effective tax credits of (41.3%) in the first three quarters of 1998 and (41.0%) in the first three quarters of 1997 relates to net losses incurred during those periods and represent the Company's best estimate of the annual effective tax rate for those fiscal years.

Results of Operations
---------------------

As a result of the foregoing, the Company's net loss was ($3.0 million) in the first three quarters of 1998 as compared to a net loss of ($2.7 million) in the first three quarters of 1997. On a per share basis, the net loss was ($0.27) per share in the first three quarters of 1998 as compared to a net loss of ($.25) per share in the first three quarters of 1997. EBITDA increased by approximately $2.8 million to $7.9 million in the first three quarters of 1998 as compared to $5.1 million in the first three quarters of 1997.

Liquidity and Capital Resources
--------------------------------

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

Business Acquisition.
As described more fully in Note 2 in the accompanying financial statements, the Company completed the acquisition of substantially all of the assets and business of Harris on August 20, 1998. The assets acquired consisted primarily of merchandise inventory, customer credit card receivables, fixtures and equipment and certain intangibles. The Company also assumed certain liabilities relating to the business, including vendor payables, store leases and certain other contracts. The purchase price for the assets was the issuance to Harris of 2,095,900 shares of common stock of the Company and the issuance of an 8%
Subordinated Note due August 20, 2003 in the principal amount of $22,179,598. Interest on the Subordinated
Note is payable semi-annually beginning in February
1999, with the principal portion due and payable upon its maturity date, unless such payment would result in the default on any of the Company's other credit facilities, whereby the maturity date of the Subordinated Note would be extended by three years to August 2006. The Company also incurred additional liabilities related to the purchase, including costs related to the transaction, severance and related costs and costs related to the consolidation of distribution and administrative functions. The Company also expects to incur additional costs associated with the closure of the former Harris store located in San Bernardino.
As described more fully below, the Company's primary credit facility was amended in order to provide for increased working capital requirements resulting from the acquisition. Management also expects additional liquidity to be provided from customer credit card receivables acquired from Harris.. Such receivables were not previously financed by Harris and are expected to be incorporated into the Company's receivables securitization program or an alternative financing arrangement.

Revolving Line of Credit and Working Capital Facility.
As described more fully in Note 5 to the accompanying financial statements, the Company has a revolving line of credit arrangement with Congress Financial
Corporation ("Congress"), which provides the Company with a $110.0 million working capital facility through March 31, 2001. The Company had excess availability under its line of $34.6 million as of October 31, 1998.
The agreement with Congress contains one financial covenant, with which the Company was in compliance as of October 31, 1998. The agreement also required that the Company refinance the securities issued under the securitization program prior to entering the Controlled
Amortization Period. As described more fully below, the Company was unable to complete the refinancing prior to this date, but has received a waiver from Congress with respect to this violation through January 31, 1999. The
Company intends to complete the refinancing of the securitization program by such date. However, there can be no assurance such refinancing will not be delayed.

In addition to the Congress facility, the Company also has outstanding borrowings of $583,000 against the Variable Base Certificate as of October 31, 1998. Such borrowings are off-balance sheet for financial reporting purposes and are currently being repaid in six equal monthly installments of approximately
$117,000 each, with the first payment due on October
15, 1998 and continuing through March 15, 1999.

Receivables Securitization Program.
The Company's receivables securitization program provides the Company with an additional source of working capital financing that is generally more cost effective than traditional debt financing. Accordingly, the Company seeks to divert as large a percentage of total borrowings as possible to its securitization program. Since 1994, the Company has issued $40.0 million 7.35% Fixed Base Certificates and a $6.0 million 6.79% Fixed Base Certificate (collectively, the
"Fixed Base Certificates") under the program. The
Company also issued the previously described Variable
Base Class A-2 Credit Card Certificate ("Variable Base
Certificate") in 1994 in the principal amount of up to $15.0 million to Bank Hapoalim. Interest is earned by the certificateholders on a monthly basis and is paid through finance charges collected under the program.
The outstanding principal balances of the Fixed Base
Certificates are currently being repaid in twelve equal monthly installments of $3.8 million each, with the first payment due on October 15, 1998 and continuing through September 15, 1999. The principal payments are being made with the principal portion of credit card collections. Such principal collections were previously available for the working capital purposes of the Company.

Management is currently in process of attempting to refinance the securities previously issued with newly issued certificates under the program. As of the date of this report, the Company has not yet completed this process, primarily due to capital market conditions which have been volatile. The Company has engaged an investment banking firm in this regard and intends to complete the refinancing by the end of fiscal 1998. As of the date of this report, approximately $11.9 million of principal payments have been made against the certificates, including the Variable Base Certificate.
The failure to refinance the certificates or find some alternative source of financing would have a material adverse affect on the Company's liquidity. In order to provide additional short-term liquidity, the Company has requested that Congress maintain the borrowing base applicable to the line of credit at 70% of eligible inventories through January 31, 1999. The Company believes that the approval for the request will be forthcoming. The Company is also evaluating alternative sources of financing in the event that the capital markets do not recover and the Company is unable to sell new certificates under the program. Such alternatives include entering into a traditional debt financing arrangement collateralized by the receivables. The Company expects to incur certain fees and costs in connection with securing such short-term financing that may result in the cost of the short-term funds obtained to be at a higher average interest rate than that of its present financing arrangements.

Management believes that the Company will ultimately refinance the certificates, and upon doing so, expects that the proceeds from the newly issued certificates will be larger than that received from the currently issued certificates as a result of additional receivables acquired from Harris, and that the newly issued certificates will bear an interest rate equal to or less than the current interest rates. The Company intends to use the additional funds to reduce higher interest bearing outstanding borrowings under the Congress facility.

Other Financings.
The Company's long-term financing arrangements are described more fully in Note 5 to the accompanying financial statements.

Management believes the previously described sources of liquidity, combined with the contemplated refinancing of the securitization program, will be sufficient to provide for the Company's working capital, capital expenditure and debt service requirements for the remainder of fiscal 1998 and throughout fiscal 1999.
Management also believes it has sufficient sources of liquidity for its long-term growth plans at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

Additional Cash Flow Analysis.
Cash flows from operating activities consist primarily of the net loss adjusted for certain non-cash income and expense items, including depreciation and amortization and the provision for credit losses, and changes in operating assets and liabilities, including receivables, merchandise inventory and other current and long-term assets and liabilities. Net cash used in operating activities increased by approximately $1.8 million to ($31.8 million) in the first three quarters of 1998 as compared to ($30.0 million) in the first three quarters of 1997. This increase was primarily due to increased purchases of merchandise inventory for the Company's new stores.

Net cash used in investing activities increased by approximately $6.7 million to ($7.5 million) in the first three quarters of 1998 as compared to ($773,000) in the first three quarters of 1997. This increase resulted from a $5.3 million net reduction in the liquidation of investments by the Company, combined with a $1.5 million increase in capital expenditures for store renovations, fixtures and equipment and systems enhancements.

Net cash provided by financing activities increased by approximately $8.8 million to $39.8 million in the first three quarters of 1998 as compared to $31.0 million in the first three quarters of 1997. The
Company's borrowings under its revolving lines of credit increased as compared to the same period of the prior year due to increased inventory requirements for new stores and higher capital expenditures related to the Company's ongoing store renovation program. This increase was partially offset by principal payments on various long-term obligations, including required principal payments made to Fixed and Variable Base
Certificate holders, and an increase in the cash management liability due to the timing of payments of certain recurring payables.

Year 2000 Conversion
----------------------

The year 2000 problem is pervasive, with almost every business, large and small, affected. The year 2000 problem impacts both information technology ("IT"), including hardware (mainframes, client/server systems and personal computers) and software (packaged software and custom designed), and impacts non-information technology ("non-IT"), including building security, climate control and telephone systems. The Company also exchanges data with certain trade suppliers and other third parties. Like many other companies, the year 2000 computer issue creates risks and uncertainties for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be a material adverse impact on the Company's operations. To address year 2000 issues, the Company established a task force in fiscal 1997 to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no disruption to business operations.
Plans and progress against plans are reviewed by the year 2000 task force and are reported to the Company's senior executive officers and the Board of Directors on a regular basis. It is expected that activities related to the year 2000 issues will be on-going throughout
1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues.

The Company's State of Readiness.
As of October 31, 1998, the Company's efforts towards becoming year 2000 compliant with respect to its IT systems are progressing on schedule with a projected completion date of April 1999. The Company's mainframe operating system environment, including its point-of-sale systems, is already year 2000 compliant and has been fully tested. Modifications to the Company's proprietary, or custom designed software, have been substantially completed and are currently being tested.
Upgrades have been scheduled for certain purchased software packages and are expected to be complete by April 1999. The Company's operating system contains a testing environment specifically designed to test year
2000 compliance. IT systems acquired from Harris are limited to point-of-sale equipment, which has already been converted to Gottschalks technology and is year
2000 compliant.

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

Costs Associated with Year 2000 Issues.
The costs incurred to date related to the IT year 2000 conversion are approximately $270,000. The Company currently expects that the total remaining cost of these efforts, including both incremental spending and redeployed resources, will be approximately $300,000, to be incurred throughout the fiscal 1998-1999 conversion period. The total cost estimate consists primarily of internal personnel costs, external consulting fees and costs in excess of normal hardware and software upgrades and replacements and does not include potential costs related to the cost of internal software and hardware replaced in the normal course of business. Such costs represent approximately 9.6% of the Company's IT budget for the conversion period and will be funded with working capital. Purchased hardware and software are being capitalized in accordance with normal policy. Personnel and all other costs related to the year 2000 project are being expensed as incurred.
In some instances, the installation schedule of new software and hardware in the normal course of business has been accelerated to also afford a solution to year
2000 capability issues.

The cost of the project and the estimated completion dates for the year 2000 conversion are based on the Company's best estimates, which have been derived based on a number of assumptions of future events including the continued availability of internal and external resources, the timely completion of third party modifications and other factors. The cost assessment of the projects and is subject to change as the projects progress and actual results may differ from original estimates. The Company has not yet completed its assessment of costs that may be associated with non-IT year 2000 issues, as such determination will be dependant upon the results of communications with the related suppliers. Several programming projects have been deferred due to the year 2000 project. The delay of such projects, however, will not have a material adverse effect on the Company's financial position or results of operations.

Contingency Plans.
Management believes its efforts towards year 2000 compliance will be completed on schedule in mid-fiscal
1999. In the event the Company is not able to progress according to schedule, however, the Company has developed contingency plans. The Company's year 2000 conversion schedule contains "trigger" dates to implement the contingency plan specifically designed for each system in the event the conversion has not progressed accordingly to schedule. Such contingency plans include the diversion of additional internal IT staff onto the year 2000 project. Currently, approximately 50% of the IT staff is assigned to the year 2000 project, with approximately 50% of their daily time spent on year 2000 activities. The Company also has additional sources of contract programming specialists who are familiar with the Company's operating environment. The Company also believes that it has alternate sources of suppliers for substantially all of its non-IT systems to replace suppliers that are unable to become year 2000 compliant within an appropriate time frame.

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

Safe Harbor Statement
------------------------

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK - NOT APPLICABLE

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND RELATED
            STOCKHOLDER MATTERS

(b)         The Company's credit agreement with Congress
Financial Corporation prohibits the Company from paying dividends without prior written consent from that lender.

(c) On August 20, 1998, in connection with completing the acquisition of substantially all of the assets of The Harris Company ("Harris"), the Company issued
2,095,900 shares of its common stock and the Subordinated Note (see Note 2 to the accompanying financial statements) to Harris. The transaction was a private placement involving one offeree and one purchaser exempt from registration section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.      Description
-----------      ---------------------------------

10.33 Waiver Agreement dated December 15, 1998 by and between Gottschalks Inc. and Congress
               Financial Corporation (Western).

27             Financial Data Schedule


(b)     The Company filed the following Current
        Report on Form 8-K during the thirteen
        week period ended October 31, 1998:

 -- Current Report on Form 8-K dated August 20, 1998, describing, pursuant to Item 2, Acquisition or Disposition of Assets, the completion of the acquisition of substantially all of the assets and business of The Harris Company.


                  SIGNATURES





Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Gottschalks Inc.
             ----------------------------------
                      (Registrant)




December 15, 1998
-------------------
                          \s\ Joseph W. Levy
                              ----------------
                             (Joseph W. Levy,
                              Chairman and Chief
                               Executive Officer)


December 15, 1998
-------------------
                           \s\ Kris Xavier
                               ----------------
                              (Kris Xavier,
                               Vice President/Finance)