Form 10-K
period 1999-01-30
GOTTSCHALKS INC
filed 1999-04-30
CIK 790414

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549


                         FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For The Fiscal Year Ended January 30, 1999

                                  or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 (No Fee Required)

For the transition period from _________  to _________

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

Registrant's telephone no., including area code: (209) 434-4800

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1999:
Common Stock, $.01 par value:  $51,061,000

On March 31, 1999 the Registrant had outstanding 12,575,565 shares of Common Stock.

Documents Incorporated By Reference: Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 24, 1999, which will be filed pursuant to Regulation 14A, are incorporated by reference into
Part III of this Form 10-K.


                                  INDEX

                                 PART I

                                             Page No.

Item 1.   Business........................      1
Item 2.   Properties......................     24
Item 3.   Legal Proceedings...............     28
Item 4.   Submission of Matters to a Vote of
          Security Holders................     28

                                   PART II

Item 5.   Market for Registrant's Common
          Stock and Related Stockholder
          Matters.........................     28
Item 6.   Selected Financial Data.........     29
Item 7.   Management's Discussion and Analysis
          of Results of Operations and Financial
          Condition.......................     33
Item 7A.  Quantitative and Qualitative
          Disclosures About Market Risk...     50
Item 8.   Financial Statements and
          Supplementary Data..............     50
Item 9.   Changes in and Disagreements with
          Accountants on Auditing and
          Financial Disclosures...........     50

                                  PART III

Item 10.  Directors and Executive Officers
          of the Registrant...............     51
Item 11.  Executive Compensation..........     53
Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.    53
Item 13.  Certain Relationships and
          Related Transactions............     53

                                   PART IV

Item 14.  Exhibits, Financial Statement
          Schedule and Reports on Form 8-K.    53

Signatures.................................    90



                                   PART I
Item 1.   BUSINESS

GENERAL

          Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California. The Company currently operates forty full-line department stores, including thirty Gottschalks' stores located throughout California, and in Oregon, Washington and Nevada, and ten
"Harris/Gottschalks" stores located in the Southern California area. The Company also operates twenty-two "Gottschalks" and "Village East" specialty stores which carry a limited selection of merchandise. On August 20, 1998,
the   Company   acquired  nine  of  the  stores  now  operated   under   the
"Harris/Gottschalks" nameplate (closing one of the acquired stores on January 31, 1999, as planned) from The Harris Company ("Harris") of San Bernardino, California. In fiscal 1998, the Company's sales, which include sales applicable to the Harris/Gottschalks locations after August 20, 1998, exceeded a half-a-billion dollars for the first time in the Company's history. Fiscal 1998 sales totaled $517.1 million, a 15.4% increase from fiscal 1997 sales of $448.2 million. Total department store sales comprised 96.5%, and specialty store sales comprised 3.5%, of fiscal 1998 sales.

          Gottschalks and Harris/Gottschalks department stores typically offer a wide range of moderate to better brand-name and private-label merchandise, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; home furnishings including china, housewares, domestics, electronics (in ten locations) and small electric appliances; and other consumer goods. The Company's stores also carry private-label merchandise and a mix of higher and budget priced merchandise. The Company's department stores are generally anchor tenants of regional shopping malls. Village East specialty stores, which offer apparel for larger women, are located in the same mall in which a Company department store is located, or as a separate department within some of the Company's larger stores. The Company services all of its stores, including its store locations outside California, from a 420,000 square foot distribution facility centrally located in Madera, California.

          The Company has operated continuously for over 94 years since it was founded by Emil Gottschalk in 1904. The Company did its initial public offering of stock in 1986, and most of its growth has occurred since then.

          Gottschalks Inc. includes the accounts of its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"). GCRC is a qualified special purpose entity which was formed in 1994 in connection with a receivables securitization program. (See Note 3 to the Consolidated Financial Statements and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".)

BUSINESS ACQUISITION

          On August 20, 1998, the Company acquired substantially all the assets and business of Harris, a wholly-owned subsidiary of El Corte Ingles ("ECI") of Spain. Harris operated nine full-line department stores located in the Southern California area. The assets acquired consisted primarily of merchandise inventories, customer credit card receivables, fixtures and equipment and certain intangibles. The Company also assumed certain liabilities relating to the business, including vendor payables, store leases and certain other contracts. The purchase price for the assets was 2,095,900 shares of common stock of the Company and a $22.2 million 8% Subordinated Note due August 20, 2003. As planned, the Company closed one of the acquired stores on January 31, 1999.

          Management  believes the primary benefits of the acquisition  are:
(1) the addition of approximately $90.0 million of annual sales volume to further leverage Gottschalks' overhead; (2) the elimination of certain duplicative corporate and distribution functions of Harris; (3) increased purchasing power in areas such as merchandising, advertising, supplies and insurance; (4) the acquisition of a profitable shoe division operated by Harris; (5) the potential to more fully develop Harris' home divisions, which management believes are under-penetrated in the Company's market areas; and (6) the addition of more than 100,000 active proprietary credit card customers.

OPERATING STRATEGY

          Merchandising Strategy. The Company's merchandising strategy is directed at offering and promoting nationally advertised, brand-name merchandise recognized by its customers for style and value, and to complement the branded merchandise with a mixture of private-label and other higher and budget priced merchandise. Brand-name apparel, shoe, cosmetic and accessory lines carried by the Company include Estee Lauder, Lancome, Clinique, Dooney & Bourke, Nine West, Liz Claiborne, Carole Little, Calvin Klein, Ralph Lauren, Guess, Nautica, Karen Kane, Tommy Hilfiger, Esprit, Evan Picone, Haggar, Koret and Levi Strauss. Brand-name merchandise carried for the home includes Sony, Mitsubuishi, Lenox, Krups, Calphalon, Royal Velvet, KitchenAid and Samsonite. Certain of the Company's stores also carry apparel lines desired by the Company's more affluent customers, including St. John Knits, Dana Buchman, Ellen Tracy and Ralph Lauren (Polo). In the Company's stores, brand-name merchandise is prominently displayed, in many cases with vendor supplied fixtures and signage. The Company's merchandising activities are conducted centrally from its corporate offices in Fresno, California.

          The Company's merchandising strategy also continues to focus on reallocating selling floor space to higher profit margin items, such as shoes, and shifting its merchandise mix to a higher proportion of better brands. For example, during fiscal 1998, the Company reduced the number of stores that carry electronics, traditionally a lower gross margin line of business, and intends to discontinue carrying electronics in its stores by the end of fiscal 1999. In fiscal 1999, the Company will assume the operation of its shoe division, which is currently operated by an outside company as a leased department (in Gottschalks locations). In fiscal 1999, the Company also plans to expand and remodel the shoe departments in certain of its stores. The Company's merchandising strategy also continues to focus on serving particular market segments experiencing increasing growth in its market areas, including the "55 Plus" age group and the Hispanic population.

          The following table sets forth for the periods indicated a summary of the Company's total sales by division, expressed as a percent of net sales:

                             1998    1997    1996    1995   1994
Softlines:
Cosmetics & Accessories...   18.2%   17.8%   17.5%   17.2%  16.6%
Women's Clothing..........   16.8    16.8    15.9    15.5   16.1
Men's Clothing............   14.0    14.0    14.4    14.3   13.9
Women's Dresses, Coats
  & Lingerie..............    7.7     7.9     7.9     7.8    7.9
Shoes, Fine Jewelry & Other
  Leased Departments (1)..    7.7     7.8     7.8     7.4    7.1
Junior's Clothing.........    4.6     5.2     5.5     6.0    6.3
Children's Clothing.......    5.5     5.3     5.3     4.9    4.9
Village East..............    2.5     2.5     2.5     2.6    2.6
Shoes (2).................    0.8
                             ----    ----    ----    ----   ----
   Total Softlines........   77.8    77.3    76.8    75.7   75.4

Hardlines:
Housewares................   10.7    10.6    10.4    11.0   10.9
Domestics & Luggage.......    7.8     8.1     7.9     8.1    8.1
Electronics & Furniture...    3.7     4.0     4.9     5.2    5.6
                             ----    ----    ----    ----   ----
   Total Hardlines........   22.2    22.7    23.2    24.3   24.6
                             ----    ----    ----    ----   ----

Total Sales (3)...........  100.0%  100.0%  100.0%  100.0% 100.0%

                            =====   =====   =====   =====  =====
---------------------

          (1) The Company currently leases the fine jewelry, shoe (in thirty-one of its stores as of January 30, 1999) and maternity wear departments, custom drapery, restaurants and the beauty salons in its department stores. The shoe department lease has been terminated effective mid-fiscal 1999.

          (2)   The Company currently operates the shoe departments  in
          the   Harris/Gottschalks  locations.  Upon  terminating  the  shoe department lease in mid-fiscal 1999, the Company will operate the shoe department in all of its locations.

          (3) Fiscal 1998 amounts include sales applicable to the Harris/Gottschalks stores starting August 20, 1998. Fiscal 1997 and prior amounts presented reflect Gottschalks sales only and do not reflect amounts applicable to Harris.

          The Company is a member of Frederick Atkins, Inc. ("Frederick Atkins"), a national association of major retailers which provides its members with group purchasing opportunities. The Company's membership in Frederick Atkins provides it with the ability to obtain better prices by purchasing a larger volume of merchandise along with other members of the organization. Substantially all of the Company's private-label merchandise is currently purchased through Frederick Atkins. The Company also purchases merchandise from numerous other suppliers, none of which accounted for more than 5% of the Company's net purchases in fiscal 1998.

          Store Location and Expansion Strategy. The Company's stores are located primarily in diverse, growing, non-major metropolitan areas in the western United States. Management believes the Company has a competitive advantage in offering moderate to better brand-name merchandise and a high level of service to customers in secondary markets where there is a strong demand and fewer competitors offering such merchandise. The Company has historically avoided expansion into major metropolitan areas which are well served by the Company's larger competitors. Some of the Company's stores are located in agricultural areas and cater to mature customers with above average levels of disposable income. The Company's department stores are generally anchor tenants of regional shopping malls, with the majority of its stores ranging in size from 50,000 to 150,000 gross square feet. Other anchor tenants in the malls generally complement the Company's goods with a mixture of competing and non-competing merchandise, and serve to increase customer foot traffic within the mall.

          The Company generally seeks to open two new stores per year, although more stores may be opened in any given year if it is believed to be financially attractive to the Company. As part of its expansion strategy, the Company may also pursue selective strategic acquisitions. The Company has continued to invest in the renovation and refixturing of its existing store locations in an attempt to maintain and improve market share in those market areas. Store renovation projects can range from updating decor and improving in-store lighting, fixturing, wall merchandising and signage, to more extensive remodeling and expansion projects. The Company sometimes receives reimbursement for certain of its new store construction costs and costs associated with the renovation and refixturing of existing store locations from mall owners and vendors. Such contributions have enhanced the Company's ability to enter into attractive market areas that are consistent with the Company's long-term expansion plans.

          The   following  table  presents  selected  data  related  to  the
Company's stores for the fiscal years indicated:

Stores open at
year-end:            1998    1997     1996     1995     1994

Department stores    40 (1)   34       32       31       26
Specialty stores     22 (2)   25       27       29       27
                     --       --       --       --       --
TOTAL                62       59       59       60       53
                     ==       ==       ==       ==       ==
Gross store square
footage (in thousands):

Department
 stores           4,301    3,391    3,175    2,878    2,327

Specialty stores     83       94      101      106       98
                     ==       ==      ===      ===       ==

    TOTAL         4,384    3,485    3,276    2,984    2,425

                  =====    =====    =====    =====    =====

---------------------------


          (1) The Company acquired nine stores from Harris in August 1998, closing one of the stores acquired on January 31, 1999. Two of the stores acquired are located in malls with pre-existing Gottschalks locations. The Company combines separate locations within the same mall for the purpose of determining the total number of stores being operated, resulting in a net addition of six department stores in fiscal 1998.

          (2)         The  Company  has  continued to  close  certain  free-
          standing Village East stores as their leases expire and incorporate those stores into nearby larger Company department
          stores   as  separate  departments.  Sales  generated   by   these
          departments are combined with total specialty store sales for reporting purposes.

      As of the end of fiscal 1999, the Company operated thirty-six department stores in California, two in Nevada and one each in Oregon and Washington. The Company's stores range in size from 25,000 to over 200,000 gross square feet. Management believes the Company has a competitive advantage in being able to accommodate diverse locations into its operation that may not be desired by its larger competitors that adopt a more standardized approach to expansion. Following is a summary of the Company's department store locations, by store size:

                                          # of
                                          stores
                                           open

Larger than 200,000 gross square feet       3
150,000 - 199,000 gross square feet         7
100,000 - 149,999 gross square feet         8
 50,000 -  99,000 gross square feet        19
 25,000 -  49,000 gross square feet         3
                                           --
          TOTAL                            40
                                           ==

See Part I, Item 2, "Properties--Store Leases and Locations" for additional information related to the Company's store locations.

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

           Management has continued to focus on enhancing its information systems as a means to improve the effectiveness of its sales promotion strategy. The Company uses direct marketing techniques to access niche markets by generating specific lists of customers who may be most responsive to specific promotional mailings and sending mailings only to those specific customers. The Company has also implemented a telemarketing program, which, through the use of an advanced call management system and the Company's existing credit department personnel, the Company is able to auto-dial potential customers within a selected market area and deliver a personalized message regarding current promotions and events. In fiscal 1998, the Company completed the installation of a new targeted marketing system through which the Company is now able to analyze the purchasing patterns of third party bank card users and, for the first time, direct targeted marketing activities at those customers. (See Part I, Item I, "Business--Private-Label Credit Card")

          In addition to targeted advertising efforts, the Company also uses a variety of other marketing formats in its sales promotion strategy. One of the Company's most significant recent marketing efforts is the inception of "Emil's Market", named after the Company's founder, Emil Gottschalk. Emil's Market, introduced in the Company's stores in fiscal 1998, is a complete marketing strategy for the Company's housewares division, intended to present houseware products in a specialty store format within the main department store using a consistent theme with visual presentation, advertising and packaging. A portion of the initial funding for the project and certain annual recurring costs are paid by participating vendors. In fiscal 1998, the Company also launched its new "KidZone" program for the children's division and the new "Get It" program for the junior's and young men's divisions, through which members receive additional discounts and special services. The primary objectives of these programs are to improve customer loyalty and increase sales in these divisions.

           The Company offers selected merchandise, a complete Bridal Registry service, and other general corporate information on the World Wide Web at http://www.gottschalks.com. The Company also sells merchandise through its mail order department. In addition to the previously described marketing efforts, the Company also has a wide variety of credit-related programs aimed at improving sales, including the "Gottschalks Rewards" program. (See Part I, Item I, "Business--Private-Label Credit Card.")

           Customer Service. Management believes one way the Company can differentiate itself from its competitors is to provide a consistently high level of customer service. The Company has a "Four Star" customer service program, designed to continually emphasize and reward high standards of customer service in the Company's stores. Sales associates are encouraged to keep notebooks of customers' names, clothing sizes, birthdays, and major purchases, to telephone customers about promotional sales and send thank-you notes and other greetings to their customers during their normal working hours. The "Four Star" customer service program also emphasizes sales associate and store management training. Product seminars and other training programs are frequently conducted in the Company's stores and its corporate headquarters to ensure that sales associates will be able to provide useful product information to customers. The Company also offers opportunities for management training and leadership classes for those associates identified for promotion within the Company. Various financial incentives are offered to the Company's sales associates to reward reaching sales performance goals.

            In addition to providing a high level of personal sales assistance, management believes that well-stocked stores, a liberal return and exchange policy, frequent sales promotions and a conveniently located and attractive shopping environment enhance the customer's shopping experience and increase customer loyalty. Management also believes that maintaining appropriate staffing levels in its stores, particularly at peak selling periods, is essential for providing a high level of customer service. In fiscal 1999, the Company expects to implement a new labor scheduling system, through which management believes it will be able to more efficiently match staffing levels to projected sales, thereby improving customer service and maximizing the return on its store payroll expenditures.


           Distribution of Merchandise. The Company's 420,000 square foot distribution center is centrally located in Madera, California and serves all of the Company's store locations, including its store locations outside California. Completed in 1989, the distribution center presently has the capacity to process merchandise for up to seventy-five department store locations, and the capacity may be expanded beyond that amount. The Company receives substantially all of its merchandise at the distribution center and makes daily distributions to the stores.

           The Company has continued to focus on the adoption of new technology and operational best practices at its distribution center with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. In fiscal 1998, the Company completed the implementation of a new logistical system at its distribution center, which is the same system that many of the Company's larger competitors have also put into place. The new system enables the Company to minimize the manual handling of a large percentage of incoming merchandise and provides for the processing of such merchandise through the distribution center and to the stores in minutes and hours as compared to several days in the past. Currently, approximately 50% of merchandise is purchased from vendors which provide the Company with an advanced shipping notice ("ASN"), which is an electronic document transmitted by a vendor that details the contents of each carton en route to the distribution center. These vendors also ship only "floor-ready" merchandise which arrives on approved hangers pre-tagged with universal product code ("UPC") tickets, a bar coded price label containing retail prices that can be electronically translated into the Company's inventory systems.

          The Company also has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise under its "Partners in Technology" program. Vendors that do not comply with the guidelines for shipping merchandise using ASN's and in floor-ready status are charged specified fees depending upon the instance of non-compliance. Such fees are intended to offset higher costs associated with the processing of such merchandise. Vendors can obtain the Company's shipping guidelines through the Company's Web site.

          Private-Label Credit Card. The Company issues its own credit card, which management believes enhances the Company's ability to generate and retain market acceptance and increase sales and other revenues for the Company. As described more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources," the Company sells its customer credit card receivables on an ongoing basis in connection with a receivables securitization program. The Company has continued to service and administer the receivables under the program.

          The following represents a summary of information related to the Company's credit card receivable portfolio for the fiscal years indicated:

                 1998       1997     1996     1995     1994
               (In thousands of dollars, except selected data)

Average credit
 card receivables
 serviced (1)   $69,143   $64,612  $64,162  $62,492  $57,613

Service charge
  income         13,431    11,618   10,493   10,937    8,904

Credit sales as a
  % of total
  sales (2)        43.1%     43.7%    43.1%    43.6%   42.2%

# of days credit
  sales in
  receivables (3) 115.6     119.3    123.7    127.5   146.2

_______________________

               (1)        Includes receivables sold, the retained
                          interest in receivables sold, and other
                          receivables, which are all serviced
                          by the Company.

          (2) The decrease in credit sales as a percentage of total sales in fiscal 1998 is primarily due to the new Harris/Gottschalks locations, which generally have a lower credit sales volume than that of the rest of the Company.

     (3)   Excludes receivables acquired from Harris on August 20, 1998.


          The Company has a variety of credit-related programs which management believes have improved customer service and have increased service charge revenues. Such programs include:

            - an "Instant Credit" program, through which successful credit applicants receive a discount ranging from 10% to 50% (depending on the results of the Instant Credit scratch-off card) on the first days' purchases made with the Company's credit card;

            - a "55-Plus" charge account program, which offers additional merchandise and service discounts to customers 55 years of age and older;

            - "Gold Card" and "55-Plus Gold Card" programs, which offer special services at a discount for customers who have a net minimum spending history on their charge accounts of $1,000 per year;

            - The "Gottschalks Rewards" program which offers an annual rebate certificate for up to 5% of annual credit purchases on the Company's credit card (up to a maximum of $10,000 of annual purchases) which can be applied towards future purchases of merchandise; and

            -  Ongoing   credit  card  reactivation  programs  designed   to
               recapture credit cardholders who have not utilized their credit card for a specified period of time.

           The Company had approximately 589,000 active credit card holders as of February 28, 1999 as compared to 460,000 as of February 28, 1998. This increase is primarily due to the acquisition of approximately 100,000 credit card accounts from Harris in August 1998. Management believes holders of the Company's credit card typically buy more merchandise from the Company than other customers.

          The Company's credit management software system has automated substantially all aspects of the Company's credit authorization, collection and billing processes, and enhances the Company's ability to provide customer service. This system, combined with a credit scoring system, enables the Company to process thousands of credit applications daily at a rate of less than three minutes per application. The Company also has an automated advanced call management system through which the Company manages the process of collecting delinquent customer accounts. As described more fully in Part I, Item I, "Business--Sales Promotion Strategy", the Company is also able to utilize the credit management and advanced call management systems for direct marketing and telemarketing activities.

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

          The Company offers credit to customers under several payment plans: the "Option Plan", under which the Company bills customers monthly for charges without a minimum purchase requirement; the "Time-Pay Plan", under which customers may make monthly payments for purchases of home furnishings, major appliances and other qualified items of more than $100; and the "Club Plan", under which customers may make monthly payments for purchases of fine china, silver, crystal and collectibles of more than $100. The Company also periodically offers special promotions to its credit card holders through which customers are given the opportunity to obtain discounts on merchandise purchases or purchase merchandise under special deferred billing and deferred interest plans. Finance charges may be assessed on unpaid balances at an annual percentage rate of up to 21.6%, and a late charge fee on delinquent charge accounts may be assessed at a rate of up to $15 per late payment occurrence. Such charges may vary depending on applicable state law.

          Information Systems and Technology. The Company has continued to invest in technology and systems improvements in its efforts to improve customer service and increase the profitability of the Company. The Company's information systems include IBM mainframe technology, supplemented by applications on client servers, mid-range and personal computers connected through a local area network. All of the Company's transaction processing and reporting activities are computerized, including its sales, inventory, credit, accounts payable, payroll and financial reporting systems. Every store processes each sales transaction through point-of-sale ("POS") terminals that connect on-line with the Company's mainframe computer located at its corporate offices in Fresno, California. This system provides detailed reports on a real-time basis of sales, gross margin and inventory levels by store, department, vendor, class, style, color, and size.

          Management believes the continued enhancement of its merchandise-related systems is essential for gross margin improvement and shrinkage control. The Company has an automatic markdown system which has assisted in the more timely and accurate processing of markdowns and reduced inventory shortage resulting from paperwork errors. The Company's price management system has improved the Company's POS price verification capabilities, resulting in fewer POS errors and enhanced customer service. Combined with enhanced physical inventory procedures and improved security systems in the Company's stores, these systems have resulted in the Company's inventory shrinkage decreasing from approximately 1.4% in fiscal 1994 and 1.3% in fiscal 1995 to approximately 1.1% of net sales in fiscal 1996, 1997 and 1998.

          Management also believes improved technology is critical for future reductions in costs related to the purchase, handling and distribution of merchandise, traditionally labor-intensive tasks. The Company's merchandise management and allocation system, upgraded in fiscal 1998, has enhanced the Company's ability to allocate merchandise to stores more efficiently and make prompt reordering and pricing decisions. The system also provides merchandise-related information used by the Company's buying division in its analysis of market trends and specific item performance in stores. The Company has also implemented a variety of programs with its vendors, including an automatic replenishment inventory system for certain basic merchandise and an electronic data interchange ("EDI") system providing for on-line purchase order entry and electronic invoicing. Such systems have automated certain processes associated with the purchasing and payment for merchandise.

          Management is also focused on improving systems as a means to reduce operating costs and improve efficiencies throughout the Company. Recent system implementations include the previously described logistical system installed at the Company's distribution center, which has resulted in lower distribution center payroll and other overhead costs. A workflow and imaging system was also recently installed, which has created a "paperless" environment in the Company's accounts payables department and has automated certain tasks that were previously manual. Efficiencies gained through this system have enabled the department to process a significantly higher volume of invoices and payments without increasing staffing levels. The Company also intends to utilize the imaging technology to reduce operating costs and improve efficiencies in other areas of the Company, including the credit and human resources departments. In fiscal 1999, the Company expects to complete a strategic review of its information systems and formulate a long-term strategy for further system improvements.

          The Company's Year 2000 readiness is described more fully in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

          Competition. The Company operates in a highly competitive environment, competing with national, regional, and local chain department and specialty stores, some of which are considerably larger and have substantially greater financial and other resources than the Company. Competition has intensified in recent years as new competitors, including specialty stores, general merchandise stores, discount and off-price retailers and outlet malls, have entered the Company's primary market areas. Increased use and acceptance of the internet and other home shopping formats, and the trend towards consolidation of competitors within the retail industry, have also created additional competition for the Company. The Company competes primarily on the basis of current merchandise availability, customer service, price and store location and the availability of services, including credit and product delivery.

          The Company's larger national and regional competitors have the ability to purchase larger quantities of merchandise at lower prices.
Management believes its buying practices partially counteract this competitive pressure. Such practices include: (i) the ability to accept smaller or odd-sized orders of merchandise from vendors than its larger competitors may be able to accept; (ii) the ability to structure its merchandise mix to more closely reflect the different regional, local and ethnic needs of its customers; and (iii) the ability to react quickly and make opportunistic purchases of individual items. The Company's membership in Frederick Atkins also provides it with increased buying power in the marketplace. Management also believes that its knowledge of its primary market areas, developed over more than 94 years of continuous operations, and its focus on those markets as its primary areas of operations, give the Company an advantage that its competitors cannot readily duplicate. Many of the Company's competitors are national chains whose operations are not focused specifically on non-major metropolitan cities in the western United States. One aspect of the Company's strategy is to differentiate itself as a home-town, locally-oriented store versus its more nationally focused competitors. The Company encourages its store management and associates to actively participate in local charitable activities.

          Seasonality. The Company's stores experience seasonal sales and earnings patterns typical of the retail industry. Peak sales occur during the Christmas selling months of November and December, and to a lesser extent, during the Easter and Back-to-School selling seasons. The Company generally increases its inventory levels and sales staff for these seasons. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality").

          Employees. As of January 30, 1999, the Company had 6,600 employees, including 1,780 employees working part-time (less than 20 hours per week on a regular basis). The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. None of the Company's employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.

          To attract and retain qualified employees, the Company offers a 25% discount on most merchandise purchases; participation in a 401(k) Retirement Savings Plan to which the Company makes quarterly and annual contributions depending upon the profitability of the Company; and vacation, sick and holiday pay benefits as well as health care, accident, death, disability, dental and vision insurance at a competitive cost to the employee and eligible beneficiaries and dependents. The Company has performance-based incentive pay programs for its officers and certain of its key employees and has stock option plans that provide for the grant of stock options to officers and key employees of the Company. The Company's stockholders have also approved a stock purchase plan, which is expected to be implemented in fiscal 1999. The Company also offers management training and leadership classes for those associates identified for promotion within the Company.

          Executive Officers of the Registrant. Information relating to the Company's executive officers is included in Part III, Item 10 of this report and is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

           This  Form  10-K  contains  certain "forward-looking  statements"
regarding   activities,  developments  and  conditions  that   the   Company
anticipates may occur or exist in the future relating to things such as:

             revenues and earnings;
             savings or synergies from acquisitions;
             future capital expenditures;
             its   expansion   strategy  (including  store  and   department
             openings);
             the impact of sales promotions and customer service programs on consumer spending;
             the utilization of consumer credit programs;
             its Year 2000 readiness.

Such  forward-looking  statements  can  be  identified  by  words  such  as:
"believes", "anticipates", "expects", "intends", "seeks", "may", "will" and "estimates". The Company bases its forward-looking statements on its current views and assumptions. As a result, those statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Some of the factors that could cause the Company's results to differ from those predicted include the following:

RISK FACTORS

           General Economic and Market Conditions. The Company's stores are located primarily in non-major metropolitan and agricultural areas in the western United States. A substantial portion of the stores are located in California. The Company's success depends upon consumer spending, which may be materially and adversely affected by any of the following events or conditions:
             a downturn in the national economy or in the California economy;
             a downturn in the local economies where the stores are located;
             a decline in consumer confidence;
             an increase in interest rates;
             inflation or deflation;
             consumer credit availability;
             consumer debt levels;
             tax rates and policy; and
             unemployment trends.

          Seasonality and Weather. Seasonal influences affect the Company's sales and profits. The Company experiences its highest levels of sales and profits during the Christmas selling months of November and December, and to a lesser extent, during the Easter holiday and Back-to-School seasons. The Company also has increased working capital needs prior to the Christmas season to carry significantly higher inventory levels to meet anticipated demands. Any substantial decrease in sales during its traditional peak selling periods could materially adversely impact the Company's business, financial condition and results of operations. Factors that could cause results to vary include:

             the timing and level of sales promotions;
             the weather;
             fashion trends;
             local unemployment levels; and
             the overall health of the national and local economies.

          The Company depends on normal weather patterns across its markets. Historically, unusual weather patterns have significantly impacted its business.

           Consumer Trends. The Company's success partially depends on its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. However, it is difficult to predict what merchandise consumers will demand, particularly merchandise that is trend driven. Failure to accurately predict constantly changing consumer tastes, preferences and spending patterns could adversely affect short and long term results.

           Expansion Strategy - Future Growth and Recent Acquisitions. The Company's expansion strategy involves remodeling and expanding existing stores and acquiring or opening new stores. Achieving such expansion plans (including any potential acquisitions) depends upon many factors, including the ability of the Company to:

          - identify, negotiate, finance, obtain, construct, lease or refurbish suitable store sites;
          -  hire, train and retain qualified personnel; and
          - integrate new stores into existing information systems and operations.


           The Company also expects to achieve synergies from its recent acquisition of the Harris stores. Achieving such synergies depends upon many factors, including the ability of the Company to:

          - leverage the additional sales volume of the Harris stores over existing overhead;
          -  increase the Company's purchasing power;
          - increase usage of the Company's credit card by the new Harris customers; and
          -  successfully assume the operation of its shoe business.

           The Company cannot guarantee that it will achieve its targets for remodeling or expanding existing stores or for opening new stores, or that such stores will operate profitably when opened or acquired, or that it will achieve the expected synergies from the Harris acquisition. If the Company fails to effectively implement its expansion strategy, it could materially and adversely affect the Company's business, financial condition and results of operations.

           Competition. The retail business is highly competitive. The Company's primary competitors include: national, regional and local chain department and specialty stores, general merchandise stores, discount and off-price retailers and outlet malls. Increased use and acceptance of the internet and other home shopping formats also creates increased competition. Some of these competitors offer similar or better branded merchandise and are larger and have greater financial resources to purchase larger quantities of merchandise at lower prices. The Company's success in counteracting these competitive pressures depends on its ability to:

          - offer merchandise which reflects the different regional and local needs of its customers;
          - differentiate and market itself as a home-town, locally-oriented store (as opposed to its more nationally focused competitors);
          - continue to shift its merchandise mix to a higher proportion of better branded merchandise.
          -  increase its buying power as a member of Fredrick Atkins; and
          -  accept smaller or odd-sized orders of merchandise.

            Existing or new competitors, however, may begin to carry such brand-name merchandise or increase their offering of better quality merchandise which may negatively impact the Company's business, financial condition and results of operations.

           Vendor Relations. The Company believes its close relationship with its key vendors enhances its ability to purchase brand-name merchandise at competitive prices. If the Company loses key vendor support, is unable to participate in group purchasing activities or its vendors withdraw brand-name merchandise, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company cannot guarantee that it will be able to acquire brand-name merchandise at competitive prices or on competitive terms in the future.

           Leverage and Restrictive Covenants. Due to the level of the Company's indebtedness, any material adverse development affecting the Company could significantly limit its ability to withstand competitive pressures and adverse economic conditions, take advantage of expansion opportunities or to meet its obligations as they become due. The Company's existing debt imposes operating and financial restrictions that limit the Company's ability to make dividend payments and grant liens.

           Interest Rate Risk. The Company's borrowings under its revolving line of credit facility bear a variable interest rate. If interest rates increase, the Company's financial results could be materially adversely
affected.   See  Item  7A, "Quantitative and Qualitative  Disclosures  About
Market Risk."

           Consumer Credit Risks. The Company's private-label credit card facilitates sales and generates additional revenue from credit card fees. Changes in credit card use, default rates or in the laws regulating the granting or servicing of credit (including late fees and finance charges applied to outstanding balances) could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company cannot guarantee that the credit card programs it has implemented will increase or maintain customer spending.

           Securitization of Accounts Receivable. The Company securitizes the receivables generated under its private-label credit card. Under the securitization program, the Company transfers such receivables to a special purpose entity which issues interests in the receivables to investors. The Company cannot guarantee that it will continue to generate receivables by credit card holders at the same rate, or that it will establish new credit card accounts at the rate it has in the past. Any material decline in the generation of receivables or in the rate of cardholder payments on accounts could have a material adverse effect on the Company's financial condition and results of operations.

          Year 2000 Readiness. If computer hardware, software or technology improperly function using dates after December 31, 1999, then the Company may be adversely affected. The Company estimated its costs and completion dates for its Year 2000 readiness based on assumptions of future events including:

          - the continued availability of internal and external resources, such as human resources and capital;
          - the ability of third parties doing business with the Company to timely modify their computer systems; and
          -  the Company's contingency plans.

           The Company cannot guarantee that it or the third parties it does do business with will successfully complete the Year 2000 conversion on a timely basis. If either the Company or any third party with whom it does substantial business fails to complete its Year 2000 conversion on a timely basis, it may adversely affect the Company's business, financial condition and results of operations.

           Dependence on Key Personnel. The Company's success depends to a large extent on its executive management team. The loss of the services of any such executive could have a material adverse effect on the Company.
The Company cannot guarantee that it will be able to retain such key personnel or attract additional qualified members to its management team in the future.

          Labor Conditions. The Company depends on attracting and retaining a large number of qualified employees to maintain and increase sales and to execute its customer service programs. Many of the employees are in entry level or part-time positions with historically high levels of turnover. The Company's ability to meet its employment needs is dependent on a number of factors, including the following factors which affect the Company's ability to hire or retain qualified employees:

           - unemployment levels;
           - minimum wage legislation; and
           - changing demographics in the local economies where stores are located.

           The foregoing list of important factors is not exclusive and the Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the statement is made.

Item 2.   PROPERTIES

          Corporate   Offices  and  Distribution  Center.    The   Company's
corporate headquarters are located in an office building in northeast Fresno, California, constructed in 1991 by a limited partnership of which the Company is the sole limited partner holding a 36% interest. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in the year 2011. The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. (See Note 1 to the Consolidated Financial Statements.) The Company believes that its current office space is adequate to meet its long-term office space requirements.

          The Company's distribution center, completed in 1989, was constructed and equipped to meet the Company's long-term merchandise distribution needs. The 420,000 square foot distribution facility is strategically located in Madera, California to service economically the Company's existing store locations in the western United States and its projected future market areas. The Company leases the distribution facility from an unrelated party under a 20-year lease expiring in the year 2009, with six consecutive five-year renewal options.

           Store Leases and Locations. The Company owns six of its forty department stores, and leases the remaining thirty-four department stores and all of its twenty-two specialty stores. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available. Additional information pertaining to the Company's store leases is included in Note 6 to the Consolidated Financial Statements.

           The following table contains specific information about each of the Company's stores open as of the end of fiscal 1998:

                                         Expiration
                     Gross(1)             Date of
                     Square      Date     Current
                      Feet      Opened     Lease     Owned or Leased(2)
DEPARTMENT STORES:

Northern Region (17 Gottschalks locations):
Antioch............. 80,000     1989       N/A (3)       Own
Auburn.............. 40,000     1995       2005         Lease
Carson City, Nevada. 68,000     1995       2005         Lease
Chico............... 85,000     1988       2017         Lease
Eureka.............. 96,900     1989       N/A (3)       Own
Klamath Falls,
  Oregon............ 65,400     1992       2007         Lease
Modesto:
  Vintage Faire.....161,500     1977       2007         Lease
  Century Center.... 65,000     1984       2013         Lease
Reno, Nevada........138,000     1996       2016         Lease
Sacramento..........194,400     1994       2014         Lease
Santa Rosa..........131,300     1997       2017         Lease
Sonora.............. 59,800     1997       2017         Lease
Stockton............ 90,800     1987       2009         Lease
Tacoma, Washington..119,300     1992       2012         Lease
Tracy...............113,000     1995       2015         Lease
Woodland............ 57,300     1987       2017         Lease
Yuba City........... 80,000     1989       N/A(3)        Own

Central Region (13 Gottschalks locations):
Bakersfield,
  Valley Plaza...... 90,000      1987      2017         Lease
Capitola............105,000      1990      2015         Lease
Clovis..............101,400      1988      2018         Lease
Fresno:
  Fashion Fair......163,000      1970      2016         Lease
  Fig Garden........ 36,000      1983      2005         Lease
  Manchester........175,600      1979      2009         Lease
Hanford............. 98,800      1993      N/A(3)        Own
Merced.............. 60,000      1983      2013         Lease
Oakhurst............ 25,600      1994      2005         Lease
San Luis Obispo..... 99,300      1986      N/A(3)        Own
Santa Maria.........114,000      1976      2006         Lease
Visalia.............150,000      1995      2014         Lease
Watsonville......... 75,000      1995      2006         Lease

Southern Region (10 Harris/Gottschalks locations) (4):

Bakersfield, East
 Hills:
  Women's, Shoes and
    Accessories.....105,000      1998     2008(5)       Lease
  Men's, Children's
    and Home........ 92,900      1988     2009          Lease
Hemet............... 51,000      1998     2005          Lease
Indio............... 60,000      1998     2005          Lease
Moreno Valley.......153,000      1998     2008(5)       Lease
Palmdale:
  Women's, Shoes and
    Accessories.....114,000      1998     2008(5)       Lease
  Men's, Children's
   and Home.........114,900      1990     N/A(3)         Own
Palm Springs........ 82,000      1991     2015          Lease
Redlands............106,000      1998     2007          Lease
Riverside...........208,000      1998     2002          Lease
San Bernardino......204,000      1995     2017          Lease
Victorville......... 71,000      1998     2006          Lease

Total Department
  Store Square
  Footage........ 4,301,200


SPECIALTY STORES:

Gottschalks:
Aptos............... 11,200     1988      2004           Lease
Redding.............  7,800     1993    Automatically    Lease
                                        renews every
                                          60 days
Scotts Valley....... 11,200     1988      2001           Lease

Village East:
Antioch.............  2,100     1989      1999(6)        Lease
Capitola............  2,360     1991      2009           Lease
Carson City, Nevada.  3,400     1995      2005           Lease
Chico...............  2,300     1988      2000           Lease
Clovis..............  2,300     1988      2009           Lease
Eureka..............  2,820     1989      2004           Lease
Fresno, Fig Garden..  2,800     1986      30 days(7)     Lease
Hanford.............  2,800     1993      2008           Lease
Modesto,
  Century Center....  2,730     1986      2005           Lease
Palmdale............  2,716     1990      2000           Lease
Sacramento..........  2,700     1994      2004           Lease
San Luis Obispo.....  2,500     1987      2011           Lease
Santa Maria.........  3,000     1976      2001           Lease
Stockton............  1,799     1989      30 days(7)     Lease
Tacoma..............  4,000     1992      2012           Lease
Tracy...............  3,428     1995      2006           Lease
Visalia.............  3,400     1975      1999(6)        Lease
Woodland............  2,022     1987      1999(8)        Lease
Yuba City...........  3,200     1990      2000           Lease

Total Specialty Store
  Square Footage.... 82,575

Total Square
  Footage.........4,383,775

__________________________

     (1) Reflects total store square footage, including office space, storage, service and other support space that is not dedicated to direct merchandise sales.

     (2) Most of the Company's department store leases contain renewal options. Leases for specialty store locations generally do not contain renewal options.

     (3) These stores are Company owned and have been pledged as security for various debt obligations of the Company. (See Note 5 to the Consolidated Financial Statements.)

     (4)  Locations  opened in fiscal 1998  were  acquired  from
          Harris.   Locations  open  prior  to  that  date   were   original
          Gottschalks    locations    that   are    now    operated    under
          Harris/Gottschalks nameplates.

     (5)  These leases are with ECI, an affiliate of the Company.

     (6) The Company expects to renegotiate these leases prior to their expiration.

     (7)  These leases are renewable on a month-to-month basis.

     (8) The Company expects to close this location upon the expiration of its lease and incorporate it into the nearby department store location as a separate department.


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

                      PART II

Item 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

          The Company's stock is listed for trading on both the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol "GOT" during the periods indicated:

                          1998               1997
Fiscal Quarters     High        Low      High       Low
1st Quarter....... 9  1/4    6 13/16    6 1/2     5 1/8
2nd Quarter....... 8  7/8    7   3/4    9         5 1/2
3rd Quarter....... 8 3/4     6  9/16    9 7/8   7 11/16
4th Quarter....... 7 15/16   6   7/8    9 1/8     6 3/4


          On March 31, 1999, the Company had 894 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The sales price of the Company's common stock as reported by the NYSE on March 31, 1999 was $7 1/16 per share.

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

          On August 20, 1998, in connection with completing the acquisition of substantially all of the assets and business of Harris, the Company issued 2,095,900 shares of its common stock and the Subordinated Note to Harris (see Note 2 to the Consolidated Financial Statements). The transaction was a private placement involving one offeree and one purchaser exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.   SELECTED FINANCIAL DATA

          The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 30, 1999, January 31, 1998, February 1, 1997, February 3, 1996 and January 28, 1995 are referred to herein as fiscal 1998, 1997, 1996, 1995 and 1994, respectively. All fiscal years noted include 52 weeks, except for fiscal 1995 which includes 53 weeks.

          The selected financial data below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes included elsewhere herein. The Company completed the acquisition of nine stores from Harris on August 20, 1998, closing one of the acquired stores on January 31, 1999, as planned. The acquisition has affected the comparability of the Company's financial results.

RESULTS OF OPERATIONS:

                          1998     1997      1996      1995       1994
                              (In thousands, except share data)
Net sales...........   $517,140  $448,192   $422,159  $401,041   $363,603
Net credit revenues..     6,897     6,385      4,198     4,896      4,210
                        -------   -------    -------   -------    -------
                        524,037   454,577    426,357   405,937    367,813
Costs and expenses:
  Cost of sales......   347,531   304,558    287,164   278,827    247,423
  Selling, general and
    administrative
    expenses.........   150,719   130,922    123,860   120,637    101,516
  Depreciation and
    amortization(1)...    8,461     6,667      6,922     8,092      5,860
  Acquisition related
    expenses...........     859       673
  Unusual items(2).....                                             3,833
                        -------    -------   -------   -------    -------
                        507,570    442,820   417,946   407,556    358,632
                        =======    =======   =======   =======    =======
Operating income (loss)  16,467     11,757     8,411    (1,619)     9,181

Other (income) expense:
 Interest expense......   9,470      7,325     8,111     7,718      7,599
 Miscellaneous income..  (2,032)    (1,955)   (2,792)     (726)      (755)
                        -------    -------   -------   -------    -------
                          7,438      5,370     5,319     6,992      6,844
                        =======    =======   =======   =======    =======
Income (loss) before
  income tax expense
  (benefit)...........    9,029      6,387     3,092    (8,611)     2,337

Income tax expense
  (benefit)...........    3,747      2,657     1,258    (2,972)       821
                        -------    -------    ------    ------     ------
Net income (loss)..... $  5,282   $  3,730   $ 1,834   $(5,639)   $ 1,516
                        =======    =======    ======    ======     ======
Net income (loss)
 per common share -
  basic and diluted..  $   0.46   $   0.36   $  0.18   $ (0.54)   $  0.15
                        =======    =======    ======    ======     ======
Weighted-average
  number of common
  shares outstanding
basic and diluted  11,418     10,474    10,461    10,416    10,413



SELECTED BALANCE SHEET DATA:

                       1998     1997     1996     1995   1994
(In thousands of dollars)

Retained interest in
 receivables sold...$ 37,399  $ 15,813  $ 20,871  $ 25,892 $ 25,745
Receivables, net....  16,136     3,085     1,818     1,575    1,566
Merchandise
 inventories........ 123,118    99,294    89,472    87,507   80,678
Property and
 equipment, net..... 113,645    99,057    87,370    89,250   93,809
Total assets........ 324,364   242,311   232,400   239,041  233,353
Working capital.....  96,231    67,579    70,231    42,904   37,900
Long-term obligations,
 less current portion.74,114    62,420    60,241    34,872   33,672
Subordinated note
 payable to affiliate.20,618      ---       ---     ---       ---
Stockholders' equity.103,468    83,905    80,139    77,917   83,577


OTHER SELECTED DATA:

                        1998    1997    1996    1995    1994
                 (In thousands of dollars, except other selected data)
Sales growth:
 Total store sales.... 15.4%    6.2%    5.3%   10.3%     6.2%
 Comparable store
   sales.               2.1%    3.3%    1.4%   (3.1%)    3.3%

Comparable stores data:
 Sales per selling
  square foot          $170    $160    $170    $181     $195
 Selling square
  footage             2,621   2,642   2,161   1,892    1,747
Gross margin percent:
  Owned.............   34.3%   33.5%   33.4%   31.8%    33.3%
  Leased.............  14.8%   14.6%   14.6%   14.4%    14.1%

EBITDA(3)...........$31,133 $24,631 $21,689 $10,777  $22,268
Capital
  expenditures...   $16,801 $14,976 $ 6,845 $12,773  $ 4,539
Current ratio.....   1.98:1  2.01:1  2.10:1  1.45:1   1.43:1
Inventory turnover
 ratio.............     2.6     2.6     2.6     2.7      2.9

-----------------------------------

     (1) Includes the amortization of new store pre-opening costs of $421,000, $589,000, $1.3 million, $2.5 million and $438,000 in  fiscal  1998,  1997, 1996, 1995 and 1994,  respectively.
          This amount also includes the amortization of goodwill of $291,000 in fiscal 1998 and $116,000 in each of fiscal years 1997 through 1994.

     (2)  Represents  legal fees  and  other
          costs incurred to settle litigation against the Company. (See the Company's 1997 Annual Report on Form 10-K for additional information.)

     (3)  "EBITDA"  is  defined  as  earnings  before
          interest, income taxes, depreciation and amortization, and other unusual items. EBITDA also excludes interest expense on securitized receivables which is included in net credit
          revenues.   EBITDA  is not intended  to  represent  cash
          flows from operations, to be an indicator of the Company's operating performance or to be a measure of its liquidity.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying Consolidated Financial Statements. As described more fully in "Liquidity and Capital Resources", the Company completed the acquisition of nine stores from Harris on August 20, 1998, closing one of the acquired stores on January 31, 1999, as planned. The acquisition has affected the comparability of the Company's financial results.

Results of Operations

           The following table sets forth for the periods indicated certain items from the Company's Consolidated Income Statements, expressed as a percent of net sales:

                                     1998          1997         1996

Net sales........................   100.0%        100.0%       100.0%
Net credit revenues..............     1.3           1.4          1.0
                                    -----         -----        -----
                                    101.3         101.4        101.0

Costs and expenses:
   Cost of sales.................    67.2          68.0         68.0
   Selling, general and
     administrative expenses.....    29.1          29.2         29.3
   Depreciation and amortization.     1.6           1.5          1.7
   Acquisition related expenses..     0.2           0.1
                                    -----         -----        -----
                                     98.1          98.8         99.0
                                    -----         -----        -----
Operating income ................     3.2           2.6          2.0

Other (income) expense:
   Interest expense..............     1.8           1.6          1.9
   Miscellaneous income..........    (0.3)         (0.4)        (0.6)
                                     -----         -----        -----
                                      1.5           1.2          1.3
                                     -----         -----        -----
Income before income tax expense.     1.7           1.4          0.7
     Income   tax   expense......     0.7           0.6          0.3
                                     -----         -----        -----

Net    income   .................     1.0%          0.8%         0.4%
                                     =====         =====        =====


Fiscal 1998 Compared to Fiscal 1997

Net Sales

           In fiscal 1998, net sales exceeded a half-a-billion dollars for the first time in the Company's history. Net sales in fiscal 1998 increased by $68.9 million to $517.1 million as compared to $448.2 million in fiscal 1997, a 15.4% increase. This increase is primarily due to additional sales volume generated by the nine new Harris/Gottschalks locations, beginning August 20, 1998, and by two new stores not open for the entire year in fiscal 1997. As planned, the Company closed one of the stores acquired from Harris on January 31, 1999. Comparable store sales, which increased by 2.1% in fiscal 1998 as compared to the prior year, were negatively impacted by unseasonably cold and wet weather conditions caused by the El Nino weather system.

Net Credit Revenues

            Net credit revenues related to the Company's credit card receivables portfolio consist of the following:

(In thousands of dollars)          1998      1997

Service charge revenues      $13,431        $11,618
Gain (loss) on sale of
  receivables                    (45)         1,050
Interest expense on
  securitized receivables     (3,314)        (3,579)
Charge-offs on receivables
  sold and provision for
  credit losses on
  receivables ineligible
  for sale                    (3,175)        (2,704)
                              ------         ------
                             $ 6,897        $ 6,385
                              ======         ======

           Net credit revenues associated with the Company's private label credit card increased by $512,000, or 8.0%, in fiscal 1998 as compared to fiscal 1997. As a percent of net sales, net credit revenues was 1.3% of net sales in fiscal 1998 as compared to 1.4% in fiscal 1997. As described more fully in Note 3 to the Consolidated Financial Statements, the gain on sale of receivables in fiscal 1997 relates to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and includes a non-recurring credit of $898,000 related to a change in the estimate for the allowance for doubtful accounts for receivables which were ineligible for sale. SFAS No. 125 has not materially affected the Company's operating results since its initial implementation in fiscal 1997.

           Service charge revenues increased by approximately $1.8 million, or 15.6%, in fiscal 1998 as compared to fiscal 1997. This increase is primarily due to additional service charge revenues generated by customer credit card receivables acquired from Harris, combined with an increase in the volume of late charge fees collected on delinquent credit card balances. This increase was partially offset by lower revenues resulting from a decrease in credit sales as a percent of total sales (43.1% in fiscal 1998 as compared to 43.7% in fiscal 1997), partially due to lower credit sales volume in the Harris/Gottschalks locations than in the Gottschalks locations.

          Interest expense on securitized receivables decreased by $265,000, or 7.4%, in fiscal 1998 as compared to fiscal 1997. This decrease relates to lower outstanding borrowings against securitized receivables during the period. (See Note 3 to the Consolidated Financial Statements and "Liquidity and Capital Resources".) Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $471,000, or 17.4%, in fiscal 1998 as compared to 1997. As a percent of sales, however, such amounts remained unchanged at 0.6% in fiscal 1998 and 1997.

Cost of Sales

           Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $43.0 million to $347.5 million in fiscal 1998 as compared to $304.6 million in fiscal 1997, an increase of 14.1%. The Company's gross margin percentage increased to 32.8% in fiscal 1998 as compared to 32.0% in fiscal 1997, primarily due to increased sales of higher gross margin merchandise categories in certain of the Company's stores, combined with lower costs associated with the processing of merchandise at the Company's distribution center. Inventory shrinkage remained unchanged at 1.1% of net sales in fiscal 1998 and 1997.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by approximately $19.8 million to $150.7 million in fiscal 1998 as compared to $130.9 million in fiscal 1997, an increase of 15.1%. As a percent of net sales, selling, general and administrative expenses decreased to 29.1% in fiscal 1998 as compared to 29.2% in fiscal 1997, primarily due to higher sales volume gained through the acquisition of the Harris stores. This decrease also reflects lower rental expense resulting from the modification of certain store lease agreements and from the refinancing and conversion of certain operating equipment leases into capital leases. This decrease was partially offset by increased payroll and payroll related costs in the Company's stores as a result of the mandatory minimum wage increase in California (from $5.15 to $5.75 per hour, an 11.7% increase) effective March 1, 1998, and other competitive wage adjustments. The Company also increased advertising and credit solicitation expenditures during the year in an attempt to improve sluggish apparel sales during the first half of the year and in connection with the integration of the Harris stores.

Depreciation and Amortization

           Depreciation and amortization expense increased by approximately $1.8 million to $8.5 million in fiscal 1998 as compared to $6.7 million in fiscal 1997, an increase of 26.9%. As a percent of net sales, depreciation and amortization increased to 1.6% in fiscal 1998 as compared to 1.5% in fiscal 1997. These increases are primarily due to additional depreciation related to capital expenditures for new stores and for the renovation of existing stores, new capital lease obligations, and assets acquired from Harris. These increases are also due to the amortization of goodwill associated with the recent acquisition of the Harris stores.

Acquisition Related Expenses

           Acquisition related expenses of $859,000 were incurred in fiscal 1998, consisting primarily of costs incurred prior to the elimination of certain duplicative operations of Harris, including certain merchandising, advertising, credit and distribution functions. As of the end of fiscal 1998, all duplicative operations of Harris have been eliminated.

           The Company had previously entered into negotiations for the acquisition of Harris in fiscal 1997. The parties were unable to agree on the terms of the transaction, however, and negotiations were discontinued. Fiscal 1997 results include $673,000 of costs related to the proposed transaction, consisting primarily of legal, accounting and investment banking fees.

Interest Expense

           Interest expense, which includes the amortization of deferred financing costs, increased by approximately $2.1 million to $9.5 million in fiscal 1998 as compared to $7.3 million in fiscal 1997, an increase of 29.3%. As a percent of net sales, interest expense increased to 1.8% in fiscal 1998 as compared to 1.6% in fiscal 1997. These increases are primarily due to higher average outstanding borrowings under the Company's working capital facilities, and additional interest associated with the Subordinated Note issued to Harris (see Note 2 to the Consolidated Financial Statements). These increases were partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's working capital facilities (7.88% in fiscal 1998 as compared to 8.16% in fiscal 1997) resulting from interest rate reductions during the year.

          Interest expense related to securitized receivables is reflected as a reduction to net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

           Miscellaneous income, which includes the amortization of deferred
income   and  other  miscellaneous  income  and  expense  amounts,  remained unchanged at approximately $2.0 million in fiscal 1998 and 1997.

Income Taxes

           The Company's effective tax rate was 41.5% in fiscal 1998 as compared to 41.6% in fiscal 1997. (See Note 7 to the Consolidated Financial Statements.)

Net Income

           As a result of the foregoing, the Company's net income increased by $1.6 million to $5.3 million in fiscal 1998 as compared to $3.7 million in fiscal 1997. On a per share basis (basic and diluted), net income per share increased to $0.46 per share in fiscal 1998 as compared to $0.36 per share in fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

Net Sales

           Net sales increased by approximately $26.0 million to $448.2 million in fiscal 1997 as compared to $422.2 million in fiscal 1996, an increase of 6.2%. This increase resulted from a 3.3% increase in comparable store sales, combined with additional sales volume generated by new store openings in fiscal 1997 and 1996. The Company operated thirty-four department stores as of the end of fiscal 1997 as compared to thirty-two as of the end of fiscal 1996.

Net Credit Revenues

Net credit revenues consist of the following:


(In thousands of dollars)         1997       1996

Service charge revenues         $11,618   $10,493
Gain on sale of receivables       1,050
Interest expense on
  securitized receivables        (3,579)   (3,564)
Charge-offs on receivables
  sold and provision for
  credit losses on receivables
  ineligible for sale            (2,704)   (2,731)
                                 ------    ------
                                $ 6,385   $ 4,198
                                 ======    ======


           Net credit revenues increased by approximately $2.2 million, or 52.1%, in fiscal 1997 as compared to fiscal 1996. As a percent of net sales, net credit revenues increased to 1.4% in fiscal 1997 as compared to 1.0% in fiscal 1996. The gain on sale of receivables in fiscal 1997 includes a non-recurring credit of $898,000 related to a change in the estimate for the allowance for doubtful accounts for receivables which were ineligible for sale. Because the provisions of SFAS No. 125 were not permitted to be applied retroactively to prior periods presented, there was no gain or loss on receivables sold in fiscal 1996. (See Note 3 to the Consolidated Financial Statements.)

           Service charge revenues increased by approximately $1.1 million, or 10.7%, in fiscal 1997 as compared to fiscal 1996. This increase is primarily due to an increase in credit sales as a percent of total sales (43.7% in fiscal 1997 as compared to 43.1% in fiscal 1996), driven by the success of the Company's "Gottschalks Rewards" customer loyalty program, introduced in early fiscal 1997. This increase is also due to additional income generated by modifications made to credit terms in selected states, initiated in late fiscal 1996.

      Interest expense on securitized receivables remained unchanged at $3.6 million in fiscal 1997 and 1996, and charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale remained unchanged at $2.7 million in fiscal 1997 and 1996.

Cost of Sales

           Cost of sales increased by approximately $17.4 million to $304.6 million in fiscal 1997 as compared to $287.2 million in fiscal 1996, an increase of 6.1%. As a percentage of sales, cost of sales and the Company's gross margin percentage remained unchanged at 68.0% and 32.0% in fiscal 1997 and 1996, respectively. Due to additional promotional activity, markdowns as a percentage of net sales increased in fiscal 1997 as compared to 1996. This increase was offset by lower costs related to the buying and distribution of merchandise in fiscal 1997, primarily driven by improved technology implemented at the Company's distribution center during the year. Inventory shrinkage remained unchanged at 1.1% of net sales in fiscal 1997 and 1996.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by approximately $7.0 million to $130.9 million in fiscal 1997 as compared to $123.9 million in fiscal 1996, an increase of 5.7%. Due to the increase in sales volume and ongoing Company-wide expense control measures, selling, general and administrative expenses as a percent of net sales decreased to 29.2% in fiscal 1997 as compared to 29.3% in fiscal 1996.

Depreciation and Amortization

            Depreciation and amortization expense, which includes the amortization of new store pre-opening costs, decreased by approximately
$200,000 to $6.7 million in fiscal 1997 as compared to $6.9 million in fiscal 1996, a decrease of 3.7%. As a percent of net sales, depreciation and amortization expense decreased to 1.5% in fiscal 1997 as compared to 1.7% in fiscal 1996. The decrease in dollars is primarily due to a $748,000 decrease in the amortization of new store pre-opening costs as compared to the prior year, partially offset by additional depreciation related to capital expenditures for new stores opened and capital lease obligations entered into during the year. Excluding the amortization of new store pre-opening costs, depreciation and amortization expense as a percent of net sales increased to 1.4% in fiscal 1997 as compared to 1.3% in fiscal 1996.

Interest Expense

           Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $800,000 to $7.3 million in fiscal 1997 as compared to $8.1 million in fiscal 1996, a decrease of 9.7%. Due to the increase in sales volume, interest expense as a percent of net sales decreased to 1.6% in fiscal 1997 as compared to 1.9% in fiscal 1996. The decrease in dollars is primarily due to a decrease in the weighted-average interest rate charged on outstanding borrowings under the Company's working capital facilities (8.16% in fiscal 1997 as compared to 8.62% in fiscal 1996), resulting from interest rate reductions during the period, and lower average outstanding borrowings under those facilities in fiscal 1997 as compared to fiscal 1996. This decrease was partially offset by higher interest expense associated with additional long-term financing arrangements entered into during late fiscal 1996, including the issuance of the $6.0 million 1996-1 Series certificate and a $6.0 million mortgage loan. (See "Liquidity and Capital Resources".)

Miscellaneous Income

           Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense items, decreased by approximately $800,000 to $2.0 million in fiscal 1997 as compared to $2.8 million in fiscal 1996. Other income in fiscal 1997 includes a credit of $400,000 from a deferred lease incentive resulting from the revision of certain terms of the related lease. Other income in fiscal 1996 includes a pre-tax gain of $1.3 million resulting from the termination of two leases previously accounted for as capital leases by the Company. (See Note 6 to Consolidated Financial Statements.)

Acquisition Related Expenses

           Acquisition related expenses of $673,000 were incurred in fiscal 1997 in connection with a proposed acquisition of Harris. Such costs, consisting primarily of legal, accounting and investment banking fees, were recognized by the Company after the parties were unable to agree on the terms of the transaction and discontinued negotiations. The companies resumed negotiations and successfully completed the acquisition in fiscal 1998.

Income Taxes

           The Company's effective tax rate was 41.6% in fiscal 1997 as compared to 40.7% in fiscal 1996. (See Note 7 to the Consolidated Financial Statements.)

Net Income

           As a result of the foregoing, the Company's net income increased by approximately $1.9 million to $3.7 million in fiscal 1997 as compared to $1.8 million in fiscal 1996. On a per share basis (basic and diluted), net income increased by $0.18 per share to $0.36 per share in fiscal 1997 as compared to $0.18 per share in fiscal 1996.

Liquidity and Capital Resources

           The Company's working capital requirements are currently met through a combination of cash provided by operations, short-term trade credit, and by borrowings under its revolving line of credit and its receivables securitization program. Working capital increased by $28.6 million to $96.2 million in fiscal 1998 as compared to $67.6 million in fiscal 1997. The Company's liquidity position and capital structure was enhanced in fiscal 1998 by a business acquisition through which the Company acquired net current assets that were readily convertible into cash, including merchandise inventories and customer credit card receivables and funded the acquisition of those assets through the issuance of long-term unsecured subordinated debt and equity. The increase is also due to a $15.0 million increase ($40.0 million as of the end of fiscal 1998 as compared to $25.0 million as of the end of fiscal 1997) in the amount of line of credit borrowings that are classified as long-term for financial reporting purposes. The Company's ratio of current assets to current liabilities decreased slightly to 1.98:1 as of the end of fiscal 1998 as compared to 2.01:1 as of the end of fiscal 1997.

           Business Acquisition. As described more fully in Note 2 to the Consolidated Financial Statements, the Company completed the acquisition of substantially all of the assets and business of Harris on August 20, 1998. The assets acquired consisted primarily of merchandise inventories, customer credit card receivables, fixtures and equipment and certain intangibles. The Company also assumed certain liabilities relating to the business, including vendor payables, store leases and certain other contracts. The purchase price for the assets was the issuance to Harris of 2,095,900 shares of common stock of the Company and the issuance of a $22.2 million 8% Subordinated Note due August 20, 2003. Interest on the Subordinated Note is payable semi-annually beginning in February 1999, with the principal portion due and payable upon its maturity date, unless such payment would result in the default on any of the Company's other credit facilities, in which case the maturity of the note would be extended by three years to August 2006. The Company also incurred additional costs related to the transaction, including professional fees and transaction costs, severance pay, costs related to the consolidation of duplicative distribution and administrative functions, and costs associated with the closure of the former Harris store located in San Bernardino on January 31, 1999.

          Revolving Line of Credit. The Company has a $110.0 million revolving line of credit facility with Congress through March 30, 2001. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories during the period of September 1 through December 20 of each year (except for fiscal 1998, which was extended to February 28, 1999) to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately LIBOR plus 2.25% (reduced to LIBOR plus 2.00% on March 1, 1999), with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit with Congress was $79.9 million as of January 30, 1999, of which $60.3 million was outstanding as of that date. As described below, such outstanding borrowings were reduced by $25.3 million on March 1, 1999 by proceeds from the issuance of a new certificate under the Company's receivables securitization program.

           Receivables Securitization Program. The Company's receivables securitization program provides the Company with an additional source of working capital and long-term financing that is generally more cost-effective than traditional debt financing.

           As of January 30, 1999, the Company had three outstanding series of certificates issued through private placements under the program, including $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates (the 1994-1 Series), a $6.0 million principal amount 6.79% Fixed Base Certificate (the "1996-1 Series") and a Variable Base Certificate in the principal amount of up to $15.0 million (the "Variable Series"). As described more fully in Note 3 to the Consolidated Financial Statements, the Company commenced the repayment of the outstanding principal balances of the 1994-1 and 1996-1 Series certificates on October 15, 1998, making total principal reductions of $15.8 million through January 30, 1999. The Company also reduced amounts outstanding against the Variable Series certificate to $700,000 from $7.7 million as of January 31, 1998. The outstanding principal balances of the certificates, totaling $30.9 million and $53.7 million as of January 30, 1999 and January 31, 1998, respectively, are off-balance sheet for financial reporting purposes.

          On March 1, 1999, the Company issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series") to a single investor through a private placement. Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of the 1994-1, 1996-1 and Variable Series certificates, totaling $26.9 million as of that date, reduce outstanding borrowings under the Company's revolving line of credit by $25.3 million and pay certain costs associated with the transaction. Interest on the 1999-1 Series will be earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate will be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include interest payable to the investor, and are then available to fund the working capital requirements of the Company. Subject to certain conditions, the Company may expand the securitization program to meet future receivables growth.

          Other Financings. As described more fully in Note 5 to the Consolidated Financial Statements, the Company has other long-term obligations with total outstanding balances of $30.2 million at January 30, 1999 ($32.7 million as of January 31, 1998). The loans mature at dates ranging from 2001 to 2010, bear interest at fixed rates ranging from 9.23% to 10.45%, and are collateralized by various properties and equipment of the Company. The scheduled annual principal maturities on the Company's various long-term obligations are $2.7 million, $2.8 million, $2.5 million, $1.4 million and $1.4 million for fiscal 1999 through fiscal 2003, with $19.4 million due thereafter.

           The Company's revolving line of credit agreement, and certain of its long-term debt and lease arrangements contain various restrictive covenants. The Company was in compliance with all such restrictive covenants as of January 30, 1999.

           The Company has entered into an agreement to open one new department store in the second half of fiscal 1999 and is in the process of remodeling certain existing store locations. The estimated cost of such projects, totaling $6.4 million, is expected to be provided for from existing financial resources. Such projects are expected to be fully complete in fiscal 1999. However, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

           Management believes the previously described sources of liquidity are adequate to meet the Company's working capital, capital expenditure and debt service requirements for fiscal 1999. Management also believes it has sufficient sources of liquidity for its long-term growth plans at moderate levels. The Company may engage in other financing activities if they are deemed to be advantageous.

Year 2000 Readiness

           The year 2000 problem is pervasive, with almost every business, large and small, affected. The year 2000 problem impacts both information technology ("IT"), including hardware (mainframes, client/server systems and personal computers) and software (packaged software and custom designed), and impacts non-information technology ("non-IT"), including building security, climate control and telephone systems. The Company also exchanges data with certain trade suppliers and other third parties. Like many other companies, the year 2000 computer issue creates risks and uncertainties for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be a material adverse impact on the Company's operations. To address year 2000 issues, the Company established a task force in fiscal 1997 to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no disruption to business operations. Plans and progress against plans are reviewed by the year 2000 task force and are reported to the Company's senior executive officers and the Board of Directors on a regular basis. It is expected that activities related to the year 2000 issues will be continue through mid-fiscal 1999 with the goal of appropriately resolving all material internal systems and third party issues.

The Company's State of Readiness.

           As of January 30, 1999, the Company's efforts towards becoming year 2000 compliant with respect to its IT systems are progressing on schedule with a projected completion date of mid-fiscal 1999. Based on testing to date, management believes its mainframe operating system environment and point-of-sale systems are already year 2000 compliant. Modifications to the Company's proprietary, or custom designed software, have been substantially completed and tested. Upgrades have been scheduled for certain purchased software packages and are expected to be complete by mid-fiscal 1999. The Company's operating system contains a testing environment specifically designed to test year 2000 compliance. IT systems acquired from Harris are limited to point-of-sale equipment, which has already been converted to Gottschalks technology and is year 2000 compliant.

           The Company has also completed the identification and evaluation of all of its non-IT systems, which include, among other things, store alarm and security systems, air conditioners and lighting, fire control, elevators and escalators. The Company has already communicated with its suppliers, dealers, financial institutions and other third parties with which it does business to determine that the supplier's operations and the products or services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. Some providers are not yet year 2000 compliant and the Company is monitoring their progress on a continual basis.

Costs Associated with Year 2000 Issues.

           The costs incurred to date related to the IT year 2000 conversion are approximately $316,000. The Company currently expects that the total remaining cost of these efforts, including both incremental spending and re-deployed resources, will be approximately $330,000. Such costs, which represent approximately 10.9% of the Company's fiscal 1999 IT budget, consist primarily of internal personnel costs, external consulting fees and costs in excess of normal hardware and software upgrades and replacements and do not include potential costs related to the cost of internal software and hardware replaced in the normal course of business. Management expects such costs will be funded with working capital. Purchased hardware and software are being capitalized in accordance with normal policy. Personnel and all other costs related to the year 2000 project are being expensed as incurred. In some instances, the installation schedule of new software and hardware in the normal course of business has been accelerated, or deferred, in order to resolve year 2000 compatibility issues. The acceleration, or delay of such projects, however, will not have a materiel adverse effect on the Company's financial position or results of operations.

     The cost of the project and the estimated completion dates for the year 2000 conversion are based on the Company's best estimates, which have been derived based on a number of assumptions of future events including the continued availability of internal and external resources, the timely completion of third party modifications and other factors. The ultimate cost of the project is subject to change as the project progresses. Actual results may differ from original estimates. The Company has not yet completed its assessment of costs that may be associated with non-IT year 2000 issues, as such determination will be dependant upon the results of communications with the related suppliers.

Contingency Plans.

           Management believes its efforts towards year 2000 compliance will be completed on schedule in mid-fiscal 1999. In the event the Company is not able to progress according to schedule, however, the Company has developed contingency plans. The Company's year 2000 conversion schedule contains "trigger" dates to implement the contingency plan specifically designed for each system in the event the conversion has not progressed accordingly to schedule. If necessary, the Company has the ability to divert additional internal IT staff onto the year 2000 project. The Company also has additional sources of contract programming specialists who are familiar with the Company's operating environment. The Company also believes that it has alternate sources of suppliers for substantially all of its non-IT systems to replace suppliers that are unable to become year 2000 compliant within an appropriate time frame.

           Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems will have a material adverse impact on the Company's financial condition or its results of operations; however, it is uncertain to what extent the Company may be affected by such matters and no assurance can be given. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

Inflation

          Although inflation has not been a material factor to the Company's operations during the past several years, the Company does experience increases in the cost of certain of its merchandise, salaries, employee benefits and other general and administrative costs. The Company is generally able to offset these increases by adjusting its selling prices or by modifying its operations. The Company's ability to adjust selling prices is limited by competitive pressures in its market areas.

          The Company accounts for its merchandise inventories on the retail method using last-in, first-out (LIFO) cost using the department store price indexes published by the Bureau of Labor Statistics. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces the impact of inflation on reported income due to increasing costs.

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

           The following table sets forth unaudited quarterly results of operations for fiscal 1998 and 1997 (in thousands, except per share data). (See Note 11 to the Consolidated Financial Statements.)

                                             1998
Quarter Ended             May 2    August 1    October 31   January 30

Net sales               $95,468    $104,131      $123,118     $194,423
Gross profit             29,941      32,601        43,188       63,879
Income (loss) before
  income tax expense
  (benefit)              (3,408)     (2,310)          604       14,143
Net income (loss)        (1,994)     (1,352)          345        8,283
Net income (loss)
  per common share
  -basic and
   diluted              $ (0.19)   $  (0.13)     $   0.03     $   0.66

Weighted-average
  number of common
  shares outstanding(1)  10,479      10,479        12,138       12,575


                                              1997
Quarter Ended               May 3    August 2    November 1 January 31

Net sales                 $90,506     $99,997      $101,466   $156,223
Gross profit                28,510     32,279        32,871     49,974
Income (loss) before
  income tax expense
  (benefit)                 (1,673)   (   422)       (2,516)    10,998
Net income (loss)           (  987)   (   248)       (1,485)     6,450
Net income (loss)
  per common share
  -basic and diluted       $ (0.09)   $ (0.02)     $  (0.14)  $   0.62

Weighted-average
  number of common
  shares outstanding        10,473     10,473        10,473     10,477

------------------------------

          (1) The increase in the weighted-average number of common shares outstanding during fiscal 1998 is due to the issuance of 2,095,900 shares of common stock to Harris on August 20, 1998 in connection with a business acquisition (see Note 2 to the Consolidated Financial Statements.)


Recently Issued Accounting Standards

          AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" was recently issued and is effective for fiscal 1999. This statement requires start-up costs, such as new store pre-opening costs, to be expensed as incurred. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was also issued and is effective for fiscal 1999. SOP 98-1 requires certain internal and external software development costs to be capitalized upon meeting certain criteria. The Company does not expect the adoption of these new accounting standards will have a material effect on its financial position or the results of its operations.
_________________________________


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The  Company is exposed to market risks in the normal  course  of
business,   due  to  changes  in  interest  rates  on  short-term
borrowings under its revolving line of credit. As of January 30, 1999, line of credit borrowings subject to a variable interest rate represented 46.5% of the Company's total outstanding borrowings (both on and off-balance sheet). The Company does not engage in financial transactions for speculative or trading purposes, nor does the Company purchase or hold any derivative financial instruments.

           The interest payable on the Company's revolving line of credit is based on a variable interest rate and is therefore affected by changes in market interest rates. An increase of 51 basis points on existing line of credit borrowings (a 10% change from the Company's weighted-average interest rate as of January 30, 1999, less a scheduled interest rate reduction of 25 basis points on March 1, 1999) would reduce the Company's pre-tax net income and cash flow by approximately $375,000. This 51 basis point increase in interest rates would not materially affect the fair value of the Company's fixed rate financial instruments. (See Note 1 to the Consolidated Financial Statements.)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is set forth under Part IV, Item 14, included elsewhere herein.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 24, 1999, to be filed pursuant to Regulation 14A (the "1999 Proxy") under the headings "Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

          The following table lists the executive officers of the Company:


Name                  Age(1)      Position

Joe W. Levy            67         Chairman and Chief
                                  Executive Officer

James R. Famalette     46         President and Chief
Operating Officer

Gary L. Gladding       59         Executive Vice
President/
                                  General Merchandise
Manager

Michael S. Geele       48         Senior Vice President
                                  and Chief Financial Officer

Michael J. Schmidt     57         Senior Vice
President/
                                  Director of Stores

---------------------------------
(1) As of March 31, 1999


          Joe W. Levy became Chairman and Chief Executive Officer of the Company's predecessor and former subsidiary, E. Gottschalk & Co., Inc. ("E. Gottschalk") in 1982 and of the Company in 1986. Mr. Levy was Executive Vice President from 1972 to 1982 and first joined E. Gottschalk in 1956. He serves on the Board of Directors of the National Retail Federation and the Executive Committee of Frederick Atkins. He was formerly Chairman of the California Transportation Commission and served on the Board of Directors of Community Hospitals of Central California. Mr. Levy has also served on numerous other state and local commissions and public service agencies.

          James R. Famalette became President and Chief Operating Officer of the Company on April 14, 1997. Prior to joining the Company, Mr. Famalette was President and Chief Executive Officer of Liberty House, a department and specialty store chain based in Honolulu, Hawaii, from 1993 through 1997, and served in a variety of other positions with Liberty House from 1987 through 1993, including Vice President, Stores and Vice President, General Merchandise Manager. From 1982 through 1987, he served as Vice President, General Merchandise Manager and later as President of Village Fashions/Cameo Stores in Philadelphia, Pennsylvania, and from 1975 to 1982 served as a Divisional Merchandise Manager for Colonies, a specialty store chain, based in Allentown, Pennsylvania. Mr. Famalette serves on the Board of Directors of the National Retail Federation and Frederick Atkins.

          Gary L. Gladding has been Executive Vice President of the Company since 1987, and joined E. Gottschalk as Vice President/General Merchandise Manager in 1983. From 1980 to 1983, he was Vice President and General Merchandise Manager for Lazarus Department Stores, a division of Federated Department Stores, Inc., and he previously held merchandising manager positions with the May Department Stores Co.

          Michael S. Geele became Senior Vice President and Chief Financial Officer of the Company on January 21, 1999. Prior to joining the Company, Mr. Geele was Chief Financial Officer of Southwest Supermarkets in Phoenix, Arizona from 1995 to 1998. From 1991 to 1995, Mr. Geele served as Vice President of Finance for Smitty's Super Valu in Phoenix, Arizona, and from 1981 to 1991 served in various financial positions with Smitty's, including Senior Director and Corporate Controller. Mr. Geele is a Certified Public Accountant.

          Michael J. Schmidt became Senior Vice President/Director of Stores of E. Gottschalk in 1985 and of the Company in 1986. From 1983 through 1985, he was Manager of the Gottschalks Fashion Fair store. Prior to joining the Company, he was General Manager of the Liberty House store in Fresno from 1981 to 1983, and before 1981, held management positions with Allied Corporation and R.H. Macy & Co., Inc.

Item 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from those portions of the Company's 1999 Proxy under the headings "Executive Compensation" and "Director Compensation For Fiscal Year 1998."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND    MANAGEMENT

          The information required by this item is incorporated by reference from the portion of the Company's 1999 Proxy under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the portion of the Company's 1999 Proxy under the heading "Certain Relationships and Related Transactions."


                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Gottschalks Inc. and Subsidiary as required by Item 8 are included in Part IV,
          Item 14 of this report:

          Consolidated  balance sheets -- January 30, 1999 and  January  31,
          1998

          Consolidated income statements -- Fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997

          Consolidated statements of stockholders' equity -- Fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997

          Consolidated statements of cash flows -- Fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997

          Notes to consolidated financial statements -- Three years ended January 30, 1999

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

(a)(3) The following exhibits are required by Item 601 of the Regulation S-K and Item 14(c):


                                            Incorporated by
                                            Reference From
                                                 the
Exhibit                                        Following
  No.     Description                           Document

3.1       Certificate of Incorporation         Registration
          of the Registrant, as amended        Statement on Form
                                               S-1 (File No. 33-3949)

3.2       By-Laws of the Registrant,           Annual Report on
          as amended                           Form 10-K for the
                                               year ended January
                                               28, 1995 (File No.
                                               1-09100)

10.1      Agreement of Limited Partnership     Annual Report on
          dated March 16, 1990, by and         Form 10-K for the
          between River Park Properties I      year ended February
          and Gottschalks Inc. relating to     2, 1991 (File No.
          the Company's corporate              1-09100)
          headquarters

10.2      Gottschalks Inc. Retirement           Registration
          Savings Plan(*)                       Statement on Form
                                                S-1 (File No.
                                                33-3949)

10.3      Participation Agreement dated         Annual Report on
          as of December 1, 1988 among          Form 10-K for the
          Gottschalks Inc., General Foods       year ended January
          Credit Investors No. 2 Corporation    29, 1994 (File No.
          and Manufacturers Hanover Trust       1-09100)
          Company of California relating to
          the sale-leaseback of the Stockton
          and Bakersfield department stores
          and the Madera distribution facility

10.4      Lease Agreement dated December 1,     Annual Report on
          1988 by and between Manufacturers     Form 10-K for the
          Hanover Trust Company of California   year ended January
          and Gottschalks Inc. relating to      29, 1994 (File No.
          the sale-leaseback of department      1-09100)
          stores in Stockton and Bakersfield,
          California and the Madera
          distribution facility

10.5      Ground Lease dated December 1,        Annual Report on
          1988 by and between Gottschalks       Form 10-K for the
          Inc. and Manufacturers Hanover        year ended January
          Trust Company of California           29, 1994 (File No.
          relating to the sale-leaseback        1-09100)
          of the Bakersfield department store

10.6      Memorandum of Lease and Lease         Annual Report on
          Supplement dated July 1, 1989 by      Form 10-K for the
          and between Manufacturers Hanover     year ended January
          Trust  Company  of  California and    29, 1994 (File No.
          Gottschalks Inc. relating to the      1-09100)
          sale-leaseback of the Stockton
          department store

10.7      Ground Lease dated August 17,         Annual Report on 1989
          by and between Gottschalks            Form 10-K for the
          Inc. and Manufacturers Hanover        year ended January
          Trust Company of California           29, 1994 (File No.
          relating to the sale-leaseback of     1-09100)
          the Madera distribution facility

10.8      Lease Supplement dated as of          Annual Report on
          August 17, 1989 by and between        Form 10-K for the
          Manufacturers Hanover Trust           year ended January
          Company of California and             29, 1994 (File No.
          Gottschalks Inc. relating to the      1-09100)
          sale-leaseback of the Madera
          distribution facility

10.9      Tax Indemnification Agreement         Annual Report on
          dated as of August 1, 1989 by         Form 10-K for the
          and between Gottschalks Inc.          year ended January
          and General Foods Credit              29, 1994 (File No.
          Investors No. 2 Corporation           1-09100)
          relating to the sale-leaseback
          of the Stockton and Bakersfield
          department stores and the
          Madera distribution facility

10.10     Lease Agreement dated as of           Annual Report on
          March 16, 1990 by and between         Form 10-K for the
          Gottschalks Inc. and River            year ended January
          Park Properties I relating to the     29, 1994 (File No.
          Company's corporate headquarters      1-09100)

10.11     Consulting Agreement dated            Quarterly Report on
          June 1, 1994 by and between           Form 10-Q for the
          Gottschalks Inc. and Gerald           quarter ended April
          H. Blum(*)                            30, 1994 (File No.
                                                1-09100)

10.12     Form of Severance Agreement           Annual Report on
          dated March 31, 1995 by and           Form 10-K for the
          between Gottschalks Inc. and          year ended January
          the following senior executives       28, 1995 (File No.
          of the Company: Joseph W. Levy,       1-09100)
          Gary L. Gladding and Michael
          J. Schmidt(*)

10.13     1994 Key Employee Incentive           Registration
          Stock Option Plan(*)                  Statement on Form
                                                S-8 (File #33-54783)

10.14     1994 Director Nonqualified            Registration
          Stock Option Plan(*)                  Statement on Form
                                                S-8 (File #33-54789)

10.15     Promissory Note and Security          Annual Report on
          Agreement dated December 16,          Form 10-K for the
          1994 by and between                   year ended January
          Gottschalks Inc. and                  28, 1995 (File No.
          Heller Financial, Inc.                1-09100)

10.16     Agreement of Sale dated June 27,      Quarterly Report on
          1995, by and between Gottschalks      Form 10-Q for the
          Inc. and Jack Baskin relating to      quarter ended July
          the sale and leaseback of the         29, 1995 (File No.
          Capitola, California property         1-09100)

10.17     Lease and Agreement dated June 27,    Quarterly Report on
          1995, by and between Jack Baskin      Form 10-Q for the
          and Gottschalks Inc. relating to      quarter ended July
          the sale and leaseback of the         29, 1995 (File No.
          Capitola, California property         1-09100)

10.18     Promissory Notes and Security         Quarterly Report on
          Agreements dated October 4, 1995      Form 10-Q for the
          and October 10, 1995 by and           quarter ended
          between Gottschalks Inc. and          October 28, 1995
          Midland Commercial Funding            (File No. 1-09100)

10.19     Promissory Note and Security          Annual Report on
          Agreement dated October 2,            Form 10-K for the
          1996, by and between Gottschalks      year ended February
          Inc. and Heller Financial, Inc.       3, 1996 (File No.
                                                1-09100)

10.20     Loan and Security Agreement dated     Annual Report on
          December 29, 1996, by and between     Form 10-K for the
          Gottschalks Inc. and Congress         year ended February
          Financial Corporation                 1, 1997 (File No.
                                                1-09100)

10.21     Promissory Notes dated March 28,      Annual Report on
          1996 and September 11, 1996,          Form 10-K for the
          by and between Gottschalks            year ended February
          Inc. and Broadway Stores,             1, 1997 (File No.
          Inc., a wholly-owned division         1-09100)
          of Federated Department Stores, Inc.

10.22     Employment Agreement dated            Annual Report on
          March 14, 1997 by and between         Form 10-K for the
          Gottschalks Inc. and                  year ended February
          James R. Famalette(*)                 1, 1997 (File No.
                                                1-09100)

10.23     Gottschalks Inc. 1998 Stock           Registration
          Option Plan(*)                        Statement on Form
                                                S-8 (File #33-
                                                61471)

10.24     Gottschalks Inc. 1998                 Registration
          Employee Stock Purchase               Statement on Form
          Plan(*)                               S-8 (File #33-
                                                61473)

10.25     Asset Purchase Agreement dated        Current Report on
          as of July 21, 1998 among             Form 8-K dated July
          Gottschalks Inc., The Harris          21, 1998 (File No.
          Company and El Corte Ingles,          1-09100)
          S. A. together with all
          Exhibits thereto

10.26     Non-Negotiable, Extendable,           Current Report on
          Subordinated Note due                 Form 8-K dated
          August 20, 2003 issued to             August 20, 1998
          The Harris Company                    (File No. 1-09100)

10.27     Registration Rights Agreement         Current Report on
          between The Harris Company and        Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998                       (File No. 1-09100)

10.28     Employee Lease Agreement between      Current Report on
          The Harris Company and Gottschalks    Form 8-K dated
          Inc. dated August 20, 1998            August 20, 1998
                                                (File No. 1-09100)

10.29     Tradename License Agreement           Current Report on
          between The Harris Company and        Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998                       (File No. 1-09100)

10.30     Stockholders' Agreement among         Current Report on
          El Corte Ingles, S. A., Gottschalks   Form 8-K dated
          Inc., Joseph Levy and Bret Levy       August 20, 1998
          dated August 20, 1998                 (File No. 1-09100)

10.31     Standstill Agreement between          Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998                       (File No. 1-09100)

10.32     Store Lease Agreement between         Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998 re: East Hills        (File No. 1-09100)
          Mall, Bakersfield, California

10.33     Store Lease Agreement between         Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998 re: Moreno            (File No. 1-09100)
          Valley Mall at Towngate,
          Moreno Valley, California

10.34     Store Lease Agreement between         Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998 re: Antelope          (File No. 1-09100)
          Valley Mall at Palmdale, California

10.35     Store Lease Agreement between         Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998 re: Carousel          (File No. 1-09100)
          Mall at San Bernardino, California

10.36     Waiver Agreement dated                Quarterly Report on
          December 15, 1998 by and between      Form 10-Q for the
          Gottschalks Inc. and Congress         quarter ended
          Financial Corporation                 October 31, 1998
                                                (File No. 1-09100)

10.37     Form of Severance Agreement           Filed electronically
          dated January 21, 1999 by             herewith
          and between Gottschalks Inc.
          and Michael S. Geele (*)

10.38     Receivables Purchase                  Filed electronically
          Agreement dated March 1, 1999         herewith
          By and between Gottschalks
          Credit Receivables Corporation
          and Gottschalks Inc.

10.39     Pooling and Servicing                 Filed electronically
          Agreement dated as of March 1,        herewith
          1999 by and among Gottschalks
          Credit Receivables Corporation,
          Gottschalks Inc. and Bankers
          Trust Company

10.40     Series 1999-1 Supplement to           Filed electronically
          Pooling and Servicing                 herewith
          Agreement dated March 1, 1999
          by and among Gottschalks Credit
          Receivables Corporation,
          Gottschalks Inc. and Bankers
          Trust Company

21.       Subsidiary of the Registrant          Annual Report on
                                                Form 10-K for the
                                                year ended January
                                                28, 1995 (File No.
                                                1-09100)

23.       Independent Auditors' Consent         Filed electronically
                                                herewith

27.       Financial Data Schedule               Filed electronically
                                                herewith

(*)       Management contract, compensatory plan or arrangement.
---------------------------------

          (b) Reports on Form 8-K -- The Company filed the following Report on Form 8-K during the fourth quarter of fiscal 1998:

                    -- Current Report on Form 8-K/A dated November 2, 1998, amending the Form 8-K which was filed on September 2, 1998, (for an event dated August 20, 1998) to provide the required financial information pursuant to Item 2, Acquisition or Disposition of Assets, for the acquisition of substantially all of the assets and business of The Harris Company.

          (c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

          (d)  Financial Statement Schedule--The response to this portion of
               Item 14 is submitted as a separate section of this report.














             ANNUAL REPORT ON FORM 10-K

         ITEM 8, 14(a)(1) and (2), (c) and (d)

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CERTAIN EXHIBITS

           FINANCIAL STATEMENT SCHEDULE

           YEAR ENDED JANUARY 30, 1999

         GOTTSCHALKS INC. AND SUBSIDIARY

                 FRESNO, CALIFORNIA










INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiary as of January 30, 1999 and January 31, 1998, and the related consolidated income statements, stockholders' equity and cash flows for each of the three years in the period ended January 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gottschalks Inc. and Subsidiary as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Fresno, California
February 23, 1999 (March 1, 1999 as to Note 3)



GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

                                          January 30,   January 31,
ASSETS                                       1999          1998

CURRENT ASSETS:
  Cash                                     $  1,693     $  1,601
  Retained interest in
   receivables sold (Note 3)                 37,399       15,813
  Receivables:
    Credit card receivables, less
      allowances of $1,195 in 1998
      and $437 in 1997 (Note 3)              16,136        3,085
    Vendor claims, less allowances of
     $121 in 1998 and $80 in 1997             2,849        3,475
                                            -------      -------
                                             18,985        6,560
  Merchandise inventories                   123,118       99,294
  Other                                      12,836       11,444
                                            -------      -------
    Total current assets                    194,031      134,712

PROPERTY AND EQUIPMENT (Note 6):
  Land and land improvements                 15,102       15,101
  Buildings and leasehold improvements       62,561       52,339
  Furniture, fixtures and equipment          77,060       64,993
  Buildings and equipment under capital
    leases                                   12,148       10,875
  Construction in progress                      909        1,858
                                            -------      -------
                                            167,780      145,166
  Less accumulated depreciation and
    amortization                             54,135       46,109
                                            -------      -------
                                            113,645       99,057
OTHER ASSETS:
  Goodwill, less accumulated amortization
    of $1,554 in 1998 and $1,263 in 1997
    (Note 2)                                  9,244        1,136
  Other                                       7,444        7,406
                                            -------      -------
                                             16,688        8,542
                                            -------      -------
                                           $324,364     $242,311
                                            =======      =======

See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                  January 30,   January 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1999          1998
CURRENT LIABILITIES:
  Trade accounts payable
    and accrued expenses (Note 4)                   $ 68,623    $ 53,633
  Revolving line of credit (Note 5)                   20,273       5,767
  Current portion of long-term debt (Note 5)           2,710       2,641
  Current portion of capitalized lease
    obligations (Note 6)                               1,724       1,309
  Deferred income taxes (Note 7)                       4,470       3,783
                                                     -------     -------
    Total current liabilities                         97,800      67,133

LONG-TERM OBLIGATIONS, less current portion
  (Notes 5 and 6):
  Line of credit                                      40,000      25,000
  Notes and mortgage loans payable                    27,506      30,083
  Capitalized lease obligations                        6,608       7,337
                                                     -------     -------
                                                      74,114      62,420

DEFERRED INCOME AND OTHER (Note 6)                    24,111      25,061

DEFERRED INCOME TAXES (Note 7)                         4,253       3,792
SUBORDINATED NOTE PAYABLE TO AFFILIATE,
  net of discount of $1,561 (Note 2)                  20,618

COMMITMENTS AND CONTINGENCIES (Notes 3, 6 and 10)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value of $.10 per share;
    2,000,000 shares authorized; none issued
  Common stock, par value of $.01 per share;
    30,000,000 shares authorized;
    12,575,565 and 10,478,415 issued
  Common stock                                           126         105
  Additional paid-in capital                          70,626      56,366
  Retained earnings                                   32,716      27,434
                                                     -------     -------
                                                     103,468      83,905
                                                     -------     -------
                                                    $324,364    $242,311

                                                     =======     =======

See notes to consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands of dollars, except per share data)


                                            1998       1997       1996

Net sales                                 $517,140   $448,192   $422,159
Net credit revenues (Note 3)                 6,897      6,385      4,198
                                           -------    -------    -------
                                           524,037    454,577    426,357
Costs and expenses:
  Cost of sales                            347,531    304,558    287,164
  Selling, general and
    administrative expenses                150,719    130,922    123,860
  Depreciation and amortization              8,461      6,667      6,922
  Acquisition related expenses (Note 2)        859        673
                                           -------    -------    -------
                                           507,570    442,820    417,946
                                           =======    =======    =======

Operating income                            16,467     11,757      8,411

Other (income) expense:
  Interest expense                           9,470      7,325      8,111
  Miscellaneous income                      (2,032)    (1,955)    (2,792)
                                           -------    -------    -------
                                            7,438      5,370      5,319
                                           -------    -------    -------

Income before income tax expense             9,029      6,387      3,092

  Income tax expense (Note 7)                3,747      2,657      1,258
                                           -------    -------    -------
Net income                                $  5,282   $  3,730   $  1,834
                                           =======    =======    =======
Net income per common share -
  basic and diluted                       $   0.46   $   0.36   $   0.18
                                           =======    =======    =======





See notes to consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars, except share data)
                                             Additional
                          Common Stock        Paid-In      Retained
                       Shares     Amount      Capital       Earnings    Total

BALANCE,
  FEBRUARY 4, 1996   10,416,520   $104       $55,943       $21,870   $ 77,917
  Net income                                                 1,834      1,834
  Shares issued to
   Retirement
   Savings Plan         56,395       1           387                      388
                     ----------    ---        ------         ------    ------
BALANCE,
  FEBRUARY 1, 1997  10,472,915     105        56,330         23,704    80,139
  Net income                                                  3,730     3,730
  Shares issued under
   stock option plan     5,500                    36                       36
                    ----------     ---        ------         ------    ------
BALANCE,
  JANUARY 31, 1998  10,478,415     105        56,366         27,434    83,905
  Net income                                                  5,282     5,282
  Shares issued for
   business acquisition
   (Note 2)          2,095,900      21        14,252                   14,273
  Shares issued under
   stock option plan     1,250                     8                        8
                    ----------     ---        ------          ------   -------
BALANCE,
  JANUARY 30, 1999  12,575,565    $126       $70,626         $32,716  $103,468
                    ==========     ===        ======          ======   =======





See notes to consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
                                              1998       1997      1996
OPERATING ACTIVITIES:
Net income                                 $  5,282   $  3,730   $  1,834
  Adjustments:
  Depreciation and amortization               8,461      6,667      6,922
  Deferred income taxes                         633      2,557        419
  Amortization of deferred items               (950)      (888)      (300)
  Provision for credit losses                   992        470      2,724
  Net loss (gain) from sale of assets            26        (72)
  Other non-cash items, net                    (106)    (1,170)    (1,457)
  Decrease (increase) in assets, excluding
    effect of business acquisition (Note 2):
      Receivables                             (1,312)    (1,346)       (9)
      Retained interest in receivables sold                          (979)
      Merchandise inventories                 (4,524)    (9,227)   (1,370)
      Other current and long-term assets       2,958      2,594    (6,518)
  Increase (decrease) in liabilities,
    excluding effect of business acquisition
    (Note 2):
      Trade accounts payable and accrued
        expenses                              (2,571)     1,873     2,570
      Other current and long-term
       liabilities                             2,605     (1,546)    6,421
                                             -------    -------   -------
           Net cash provided by operating
             activities                       11,494      3,642    10,257

INVESTING ACTIVITIES:
Available-for-sale securities (Note 3):
  Maturities                                (262,357)  (230,433)
  Purchases                                  256,571    235,491
Acquisition of business (Note 2)              (1,369)
Purchases of property and equipment          (16,801)   (14,976)   (6,845)
Proceeds from property and equipment sales       680        365     2,026
Distributions from limited partnership           198        229       112
                                             -------    -------    ------
           Net cash used in investing
             activities                      (23,078)    (9,324)   (4,707)

FINANCING ACTIVITIES:
Net proceeds (repayments) under revolving
  line of credit                              29,506     (8,137)   (6,260)
Proceeds from long-term obligations                       3,214     3,878
Principal payments on long-term obligations   (4,065)    (3,054)   (4,850)
Proceeds from issuance of 1996-1 Series
  certificate (Note 3)                                              6,000
Principal payments on outstanding Series
  certificates (Note 3)                      (15,800)
Changes in cash management liability
  and other                                    2,035     13,764    (4,304)
                                             -------    -------   -------
           Net cash provided by (used in)
             financing activities             11,676      5,787    (5,536)
                                             -------    -------   -------

INCREASE IN CASH                                  92        105        14
CASH AT BEGINNING OF YEAR                      1,601      1,496     1,482
                                             -------    -------   -------
CASH AT END OF YEAR                         $  1,693   $  1,601  $  1,496
                                             =======    =======   =======

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY:
OPERATING ACTIVITY:
  Issuance of common stock to Retirement
    Savings Plan                                                 $    388

INVESTING ACTIVITIES:
  Consideration for acquisition of business (Note 2):
    Issuance of 2,095,900 shares of
      common stock                          $ 14,273
    Issuance of 8% Subordinated Note          20,467
                                             -------
                                            $ 34,740
                                             =======
FINANCING ACTIVITIES:
  Acquisition of equipment under capital
    leases                                  $  1,273   $  3,562
  Acquisition of fixtures under long-term
    debt obligation                                             $  2,650





See notes to consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of forty full-line department stores, including thirty "Gottschalks" and ten "Harris/Gottschalks" department stores, and twenty-two specialty stores which carry a limited selection of merchandise. The Company's department stores are located primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada, and typically offer a wide range of moderate and better brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, home furnishings and other consumer goods. The Company operates in one reportable operating segment.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates and assumptions are subject to inherent uncertainties which may cause actual results to differ from reported amounts.

Principles of Consolidation - The accompanying financial statements include the accounts of Gottschalks Inc., and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January
31. Fiscal years 1998, 1997 and 1996, which ended on January 30, 1999, January 31, 1998 and February 1, 1997, respectively, each consist of 52 weeks.

Transfers and Servicing of Financial Assets - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in fiscal 1997. SFAS No. 125 requires the Company to recognize gains and losses on transfers of financial assets (securitizations) that qualify as sales and to recognize as assets certain financial components that are retained as a result of such sales. Such assets consist primarily of the retained interest in receivables sold, the right to service the receivables sold, if any, which is based on a contractually specified servicing fee, and the retained rights to future interest income from the serviced assets in excess of the contractually specified servicing fee.

Retained Interest in Receivables Sold - The retained interest in receivables sold consists of securities backed by receivables sold pursuant to the Company's receivables securitization program and the retained right to future income resulting from such sales which are recorded pursuant to the provisions of SFAS No. 125. The retained right to future interest income ($237,000 at January 30, 1999 and $211,000 at January 31, 1998) is carried at fair value. As of January 30, 1999 and January 31, 1998, the estimated cost to service the assets is equal to the contractually specified servicing fee, resulting in no servicing asset or liability.

The certificated portion of the retained interest is considered readily marketable and is classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Due to the short-term revolving nature of the credit card portfolio, the carrying value of the Company's retained interest approximates its fair value, resulting in no unrealized gains or losses.

Receivables - Receivables consist primarily of customer credit card receivables that do not meet certain eligibility requirements of the Company's receivables securitization program, and as of January 30, 1999, also includes $12,708,000 of recently acquired receivables which were incorporated into the securitization program in early fiscal 1999. (See Note
2). Such receivables are not certificated and include revolving charge accounts with terms which, in some cases, provide for payments with terms in excess of one year. In accordance with usual industry practice such receivables are included in current assets.

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

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out
(LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method is equal to the LIFO value of inventories at January 30, 1999 and January 31, 1998.

The Company includes in inventory the capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match sales with these related costs.

Store Pre-Opening Costs - Store pre-opening costs represent certain expenditures incurred prior to the opening of a new store that are deferred and amortized generally on a straight-line basis not to exceed a twelve month period commencing with the store opening. All new store pre-opening costs were fully amortized as of January 30, 1999. Store pre-opening costs, net of accumulated amortization, of $421,000 at January 31, 1998 is included in other current assets. The amortization of new store pre-opening costs, totaling $421,000, $589,000 and $1,337,000 in 1998, 1997 and 1996,
respectively, is included in depreciation and amortization in the accompanying income statements.

Property and Equipment - Property and equipment is stated on the basis of cost or appraised value as to certain contributed land. Depreciation and amortization is computed by the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from 20 to 40 years for buildings, land improvements and leasehold improvements and 3 to 15 years for furniture, fixtures and equipment. Reimbursements received for certain capital expenditures are reported as reductions to the original cost of the related assets. Amortization of buildings and equipment under capital leases is generally computed by the straight-line method over the term of the lease or the estimated economic life of the asset, depending on the criteria used to classify the lease, and such amortization is combined with depreciation in the accompanying income statements.

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

The Company accounts for its investment in the limited partnership on the equity method of accounting. As of January 30, 1999 and January 31, 1998, the investment is $2,632,000 and $2,679,000, respectively, and prepaid rent, net of accumulated amortization, is $675,000 and $793,000, respectively. Such amounts are included in other long-term assets. The Company's equity in the income of the partnership, totaling $140,000 in 1998, $141,000 in 1997 and $133,000 in 1996, is included in miscellaneous income.

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

Deferred Income - Deferred income consists primarily of donated land and cash incentives received to construct a store and enter into a lease arrangement. Land contributed to the Company is included in land and recorded at appraised fair market values. Donated income is amortized to income over the average depreciable life of the related fixed assets built on the land for locations that are owned by the Company, and over the minimum lease periods of the related building leases with respect to locations that are leased by the Company, ranging from 10 to 32 years. Deferred income, net of accumulated amortization, is $16,347,000 as of January 30, 1999 and $17,574,000 as of January 31, 1998.

Leased Department Sales - Net sales include leased department sales of $40,216,000, $35,179,000 and $32,781,000 in 1998, 1997 and 1996,
respectively. Cost of sales include related costs of $34,271,000, $30,044,000 and $28,006,000 in 1998, 1997 and 1996, respectively.

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

Net Income Per Common Share - Basic earnings per common share is computed based on the weighted average number of common shares outstanding which were 11,417,744, 10,473,682 and 10,461,424 in 1998, 1997 and 1996, respectively.
Diluted earnings per share includes the effect of stock options and other potentially dilutive securities, if any. In 1998, 1997 and 1996, diluted earnings per common share is equal to basic earnings per common share because the effect of potentially dilutive securities under the stock option plans were antidilutive and therefore not included.

Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, receivables, notes receivable, trade payables and other accrued expenses, revolving line of credit and stand-by letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The retained interest in receivables sold and the Subordinated Note are carried at their estimated fair values. The following methods and assumptions were used to estimate the fair value for each remaining class of financial instruments:

     Long-Term Obligations - The fair values of the Company's notes and mortgage loans payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of $30,216,000 and $32,724,000 at January 30, 1999 and January 31, 1998, had estimated fair values of $27,809,000 and $31,207,000 at January 30, 1999 and January 31, 1998, respectively.

     Off-Balance Sheet Financial Instruments - The Company's off-balance sheet financial instruments consist primarily of certificates issued under the securitization program. (See Note 3.) The aggregate estimated fair values of the 1994-1 and 1996-1 Series certificates, based on similar issues of certificates at current rates for the same remaining maturities, with aggregate face values of $30,667,000 at January 30, 1999 and $46,000,000 at January 31, 1998 are $30,154,000 and
     $44,408,000, respectively. The estimated fair value of the Variable Series certificate approximates its reported value due to the short-term revolving nature of the credit card portfolio.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized in the 1998, 1997 or 1996 financial statements for employee stock arrangements. Pro-forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", is disclosed in Note 8.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Based on such a review, the Company recognized no impairment loss in 1998, 1997 or 1996.

Recently Issued Accounting Standards - AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities" was recently issued and is effective for fiscal 1999. This statement requires start-up costs, such as new store pre-opening costs, to be expensed as incurred. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was also issued and is effective for fiscal 1999. SOP 98-1 requires certain internal and external software development costs to be capitalized upon meeting certain criteria. The Company does not expect the adoption of these new accounting standards will have a material effect on its financial position or the results of its operations.

Reclassifications - Certain amounts in the accompanying 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

2.   BUSINESS ACQUISITION

On August 20, 1998, the Company completed the acquisition of substantially all of the assets and business of The Harris Company ("Harris"), pursuant to an Asset Purchase Agreement entered into with Harris and El Corte Ingles, S.
A. ("ECI") of Spain, the parent company of Harris. Harris operated nine full-line department stores located throughout southern California. The assets acquired consisted primarily of merchandise inventories, customer credit card receivables, fixtures and equipment and certain intangibles. The Company also assumed certain liabilities relating to the business, including vendor payables, store leases and certain other contracts. The purchase price for the assets consisted of the issuance to Harris of 2,095,900 shares of common stock of the Company and the issuance of an 8% Non-Negotiable, Extendable, Subordinated Note (the "Subordinated Note") due August 20, 2003 in the principal amount of $22,179,000. Interest on the Subordinated Note is payable semi-annually beginning in February 1999, with the principal portion due and payable upon its maturity date, unless such payment would result in the default on any of the Company's other credit facilities, whereby the maturity date of the Subordinated Note would be extended by three years to August 2006. Additional purchase liabilities recorded include costs related to the transaction, severance and related costs and costs associated with the closure of the former Harris store located in San Bernardino. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired
stores  are  included  in  the  Company's  financial  statements  from   the
acquisition date of August 20, 1998.

The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition. The financial statements reflect the preliminary allocation of the purchase price, as estimates of certain direct costs and certain store closure costs have not yet been finalized. The fair value of the assets acquired and liabilities assumed, based on the preliminary allocation of the purchase price, is summarized as follows (in thousands of dollars):


Fair value of common stock issued to Harris    $14,273
Fair value of Subordinated Note                 20,467
  Total estimated direct fees and expenses       1,369
                                                ------
          Total purchase price                 $36,109
                                                ======
Customer credit card and other receivables     $11,827
Merchandise inventories                         18,570
Other current and long-term assets               3,809
Leaseholds, fixtures and other equipment         5,731
Trade accounts payable and other current
  liabilities                                  (11,713)
     Deferred income taxes                          (515)
     Excess of purchase price over
       the estimated fair value of
       identifiable net assets acquired
       to be amortized over 20 years             8,400
                                                ------
          Total purchase price                 $36,109
                                                ======



Unaudited Pro Forma Financial Information.

The following unaudited pro forma financial information for the Company gives effect to the acquisition as if it had occurred at the beginning of fiscal 1998 and 1997, and includes certain adjustments, including the amortization of goodwill, interest expense associated with acquisition debt, adjustments to rental expense to reflect new store leases, adjustments to depreciation expense to reflect the fair value of assets acquired and the related income tax effects. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred if the acquisition had been completed as of those dates. In addition, pro forma information is not intended to be a projection of future results and does not reflect expected cost savings or synergies expected to result from the integration of the Harris stores into the Company's business.


(In thousands, except share data)   1998       1997

     Net sales                    $565,745   $545,595
     Net income (loss)            $    870   $ (2,771)
     Net income (loss) per
       common share -
       basic and diluted          $   0.07   $  (0.22)

     Weighted-average number of
       common shares outstanding -
       basic and diluted            12,575     12,569



Acquisition Related Expenses.

Acquisition related expenses of $859,000 were incurred in fiscal 1998 consisting primarily of costs incurred prior to the elimination of certain duplicative operations of Harris, including certain merchandising, advertising, credit and distribution functions. As of the end of fiscal 1998, all duplicative operations of Harris have been eliminated.

The Company had previously entered into negotiations for the acquisition of the stores from Harris in fiscal 1997. The parties were unable to agree on the terms of the transaction, however, and negotiations were discontinued during that year. Fiscal 1997 results include $673,000 of costs related to the proposed acquisition, consisting primarily of legal, accounting and investment banking fees.

3.   CREDIT CARD RECEIVABLES

Securitization Program.

The Company's receivables securitization program provides the Company with a source of long-term financing that is generally more cost-effective than traditional debt financing. Under the program, the Company automatically sells all of its accounts receivable arising under its private label customer credit cards, servicing retained, to a wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), and those receivables are subsequently conveyed to Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. GCC Trust is a qualified special purpose entity under SFAS No. 125. Accordingly, all transfers of receivables to GCC Trust are accounted for as sales for financial reporting purposes and such transferred receivables are removed from the Company's balance sheet. The Company retains an ownership interest in certain of the receivables sold under the program, represented by
Exchangeable and Subordinated Certificates, and also retains an uncertificated ownership interest in receivables that do not meet certain eligibility requirements of the program. As of January 30, 1999, the uncertificated receivables also include $12,708,000 of receivables acquired from Harris which were incorporated into the securitization program in connection with the fiscal 1999 refinancing of the program.

As of January 30, 1999, the Company had three outstanding series of certificates issued through private placements under the program, including $40.0 million principal amount 7.35% Fixed Base Class A-1 Credit Card Certificates (the "1994-1 Series"), a $6,000,000 principal amount 6.79% Fixed Base Class A-1 Credit Card Certificate (the "1996-1 Series"), and a Variable Base Certificate in the principal amount of up to $15.0 million (the "Variable Series"). Interest on the certificates is earned on a monthly basis and the principal portion of the certificates is payable in twelve equal monthly installments which commenced on October 15, 1998. As of January 30, 1999, the Company had repaid a total of $15,800,000 of the outstanding balances of the 1994-1 and 1996-1 Series certificates, and had reduced amounts outstanding against the Variable Series certificate to $700,000 from $7.7 million as of January 31, 1998. The outstanding principal balances of the certificates, totaling $30,900,000 and $53,700,000 as of January 30, 1999 and January 31, 1998, respectively, are off-balance sheet for financial reporting purposes.

On March 1, 1999, the Company issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series") to a single investor through a private placement. Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of the 1994-1, 1996-1 and Variable Series certificates, totaling $26,950,000 as of that date, reduce outstanding borrowings under the Company's revolving line of credit (Note 5) and pay certain costs associated with the transaction. Interest on the 1999-1 Series certificate is to be earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. The Company is required, among other things, to maintain certain portfolio performance standards under the program. Subject to certain conditions, the master trust permits further expansion of the program to meet future receivables growth.

Net Credit Revenues.

Net credit revenues associated with the Company's credit card receivable portfolio, including securitized receivables, consists of the following:



(In thousands of dollars)       1998      1997     1996

 Service charge revenues     $13,431   $11,618 $10,493
 Gain (loss) on sale of
   receivables                   (45)    1,050
 Interest expense on
   securitized receivables    (3,314)   (3,579) (3,564)
 Charge-offs on receivables
   sold and provision for
   credit losses on
   receivables ineligible
   for sale                   (3,175)   (2,704) (2,731)
                              ------    ------  ------
                             $ 6,897   $ 6,385 $ 4,198
                              ======    ======  ======


The Company adopted the provisions of SFAS No. 125 in fiscal 1997. The provisions of the statement were not permitted to be applied retroactively to prior periods presented. Accordingly, the Company had no gain or loss on the sale of receivables in fiscal 1996. The gain on sale of receivables of $1,050,000 in 1997 includes a credit of $898,000 related to a change in estimate for the allowance for doubtful accounts for receivables which were ineligible for sale.

4.   TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Trade accounts payable and accrued expenses consist of the following:


                                      January 30,      January 31,
(In thousands of dollars)                1999             1998
Trade accounts payable                 $23,178           $20,950
Cash management liability               12,176            10,141
Taxes, other than income taxes          11,078             8,723
Accrued expenses                        10,597             5,861
Accrued payroll and
  related liabilities                    6,416             5,734
Federal and state
  income taxes payable                   5,178             2,224
                                        ------            ------
                                       $68,623           $53,633
                                        ======            ======

5.   DEBT OBLIGATIONS

Revolving Line of Credit.

The Company has a revolving line of credit arrangement with Congress Financial Corporation ("Congress") which provides the Company with a $110,000,000 working capital facility through March 30, 2001. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% of such inventories  during the period of September 1 through December  20  of  each year (except in 1998, which was extended to February 28, 1999) to fund increased seasonal inventory requirements. Interest on outstanding borrowings under the facility is charged at a rate of approximately LIBOR plus 2.25% (7.39% at January 30, 1999), with no interest charged on the unused portion of the line of credit. On March 1, 1999, the interest rate applicable to the line of credit was reduced by 1/4% to approximately LIBOR plus 2.00%. The maximum amount available for borrowings under the line of credit was $79,871,000 as of January 30, 1999, of which $60,273,000 was outstanding as of that date. Of that amount, $40,000,000 has been classified as long-term in the accompanying financial statements as of January 30, 1999 ($25,000,000 as of January 31, 1998) as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of January 30, 1999.

Long-Term Obligations.


Notes and mortgage loans payable consist of the following:

                                        January 30,     January 31,
(In thousands of dollars)                  1999           1998
Mortgage loans payable to financial
  institution, payable in monthly
  principal installments of $173
  including interest at 9.23% and
  9.39%, principal due and
  payable October 1, 2010 and
  November 1, 2010; collateralized
  by certain real property, assets
  and certain property and equipment     $19,242       $19,501

Mortgage loan payable to financial
  institution, payable in monthly
  principal installments of $79 plus
  interest at 10.45%, principal due
  and payable January 1, 2002;
  collateralized by certain real
  property, assets and certain
  property and equipment                   2,850          3,800

Mortgage loan payable to financial
  institution, payable in monthly
  principal installments of $71 plus
  interest at 9.97%, principal due
  and payable April 1, 2004;
  collateralized by certain real
  property, assets and certain
  property and equipment                   4,429          5,286

Notes payable to Federated
  Department Stores, Inc., payable in
  quarterly principal installments of
  $169 including interest at 10.0%,
  principal due and payable
  March and July 2001                      1,384          1,892

Other                                      2,311          2,245
                                          ------         ------
                                          30,216         32,724
  Less current portion                     2,710          2,641
                                          ------         ------
                                         $27,506        $30,083
                                          ======         ======


The scheduled annual principal maturities on notes payable and mortgage loans are $2,710,000, $2,842,000, $2,472,000, $1,362,000 and $1,412,000 for
1999 through 2003, with $19,418,000 payable thereafter.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are charged to income as additional interest expense on a straight-line basis over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $1,263,000 at January 30, 1999 and $1,734,000 at January 31, 1998.

Interest paid, net of amounts capitalized, was $12,063,000 in 1998, $10,302,000 in 1997 and $11,059,000 in 1996. Capitalized interest expense was $134,000 in 1998, $114,000 in 1997 and $37,000 in 1996. The weighted-
average interest rate charged on the Company's various revolving line of credit arrangements was 7.88% in 1998, 8.16% in 1997 and 8.62% in 1996.

Certain of the Company's long-term financing arrangements include various restrictive covenants. The Company was in compliance with all such covenants as of January 30, 1999.

6.   LEASES

The Company leases certain retail department stores, furniture and equipment under capital leases that expire in various years through 2020. The Company also leases certain retail department stores, specialty stores, land, furniture, fixtures and equipment under noncancellable operating leases that expire in various years through 2021. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales in excess of specified minimum levels, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years. During 1998, the Company entered into leases with ECI, an affiliate of the Company, for three of the department stores acquired from Harris. (See Note 2.) Management believes the terms of the leases with ECI reflect current market rates. Rent paid to ECI totaled $457,000 in fiscal 1998.

Certain of the Company's department store operating leases also provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the lease term and records the difference between expense charged to income and amounts payable under the leases as deferred lease payments. Deferred lease payments totaled $6,850,000 at January 30, 1999 and $6,463,000 at January 31, 1998.

Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at January 30, 1999:


                                 Capital             Operating
(In thousands of dollars)        Leases               Leases

     1999                      $ 2,475             $ 19,217
     2000                        2,095               17,232
     2001                          918               16,504
     2002                          902               16,181
     2003                          889               15,940
     Thereafter                  6,142              127,539
                                ------              -------
     Total minimum
      lease payments            13,421             $212,613
                                ======              =======
     Amount representing
      interest                  (5,089)
                                ------
     Present value of
      minimum lease payments     8,332
     Less current portion       (1,724)
                                ------
                               $ 6,608
                                ======




Rental expense consists of the following:

(In thousands of dollars)           1998         1997        1996
Operating leases:
  Buildings:
    Minimum rentals               $14,395     $13,099     $11,897
    Contingent rentals              2,173       1,911       2,213
Fixtures and equipment              3,275       4,358       5,439
                                   ------      ------      ------
                                  $19,843     $19,368     $19,549
                                   ======      ======      ======


One of the Company's lease agreements contains a restrictive covenant pertaining to the debt to tangible net worth ratio with which the Company was in compliance at January 30, 1999.

The Company terminated two capital leases in fiscal 1996 in connection with the relocation of two of its department stores to new locations. The Company recognized a pre-tax gain of $1,344,000 upon the termination of the leases, representing the difference between the capital lease obligations and the net book value of the related assets recorded under the capital leases, and such gain is included in miscellaneous income in fiscal 1996. The new leases have been accounted for as operating leases for financial reporting purposes.

7.   INCOME TAXES


The components of income tax expense are as follows:

(In thousands of dollars)            1998        1997       1996
Current:
  Federal                           $2,737      $   92   $   375
  State                                377           8       464

                                     3,114         100       839
Deferred:
  Federal                              210       1,976       704
  State                                423         581      (285)
                                     -----       -----     -----
                                       633       2,557       419
                                     -----       -----     -----
                                    $3,747      $2,657    $1,258
                                     =====       =====     =====


The principal components of deferred tax assets and liabilities are as follows (in thousands of dollars):


                                       January 30,            January 31,
                                         1999                    1998
                                 Deferred   Deferred     Deferred   Deferred
                                   Tax         Tax        Tax         Tax
                                Assets   Liabilities    Assets     Liabilities
Current:
  Vacation accrual and
    employee vacation
    benefits                   $   762                $   689
  Credit losses                    658                    572
  Accrued employee benefits        257                    353
  State income taxes               125                    332
  LIFO inventory reserve                 $ (3,636)                $(2,942)
  Workers' compensation
    insurance premiums                       (760)                   (574)
  Supplies inventory                       (1,340)                 (1,429)
  Gain from adoption
    of SFAS No. 125                           (65)                   (450)
  Other items, net                 322       (793)        803      (1,137)
                                 -----     ------      ------       ------
                                 2,124     (6,594)      2,749      (6,532)
Long-Term:
  Net operating loss
    carryforwards                2,500                  4,541
  General business credits       2,242                  2,034
  Alternative minimum tax
    credits                      3,243                    777
  State income taxes               504
  Depreciation expense                     (9,221)                 (8,503)
  Accounting for leases            945     (3,364)        913      (3,408)
  Deferred income                1,495     (2,313)      1,699      (1,958)
  Other items, net                 724     (1,008)        567        (454)
                                ------    -------      ------      -------
                                11,653    (15,906)     10,531     (14,323)

                               $13,777   $(22,500)    $13,280    $(20,855)
                                ======    =======      ======      =======


Income tax expense varies from the amount computed by applying the statutory federal income tax rate to the income before income taxes. The reasons for this difference are as follows:


                                   1998         1997       1996
Statutory rate                    35.0%        35.0%       35.0%
State income taxes, net of
 federal income tax benefit        5.8          5.9         5.7
Amortization of goodwill            .4           .6         1.3
General business credit           (1.7)        (1.2)
Other items, net                   2.0          1.3        (1.3)
                                  ----         ----        ----
Effective rate                    41.5%        41.6%       40.7%
                                  ====         ====        ====


The Company paid income taxes, net of refunds, of $138,000 in 1998. The Company received income tax refunds, net of payments, of $195,000 in 1997. At January 30, 1999, the Company has, for federal tax purposes, net operating loss carryforwards of approximately $7,300,000 which expire in the years 2008 through 2011, general business credits of approximately $1,146,000 which expire in the years 2007 through 2018, and alternative minimum tax credits of approximately $2,864,000 which may be used for an indefinite period. At January 30, 1999, the Company has, for state tax purposes, enterprise zone credits of approximately $1,096,000 and alternative minimum tax credits of approximately $378,000 which may be used for an indefinite period. These carryforwards are available to offset future taxable income and are expected to be fully utilized.

8.   STOCK OPTION PLANS

The Company has stock option plans for directors, officers and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a cumulative basis over five years and expire ten years from the date of the grant. At January 30, 1999, options for 794,500 shares were available for future grants under the plans.

Option activity under the plans is as follows:

                                                                    Weighted-
                                                                    Average
                                                 Number of          Exercise
                                                  Shares             Price

Outstanding, February 4, 1996
  (138,000 exercisable at a weighted-
   average price of $9.92)                        500,000            $9.74
  Granted (weighted-average fair value
    of $3.54)                                      45,000             5.75
  Canceled                                        (36,000)            9.88
                                                  -------            -----
Outstanding, February 1, 1997
  (221,000 exercisable at a weighted-
   average price of $9.83)                        509,000             9.36
  Granted (weighted-average fair value
    of $4.26)                                      74,000             5.87
  Exercised                                        (5,500)            6.55
  Canceled                                        (77,000)            9.46
                                                  =======             ====
Outstanding, January 31, 1998
  (298,500 exercisable at a weighted-
   average price of $9.72)                        500,500             9.05
  Granted (weighted-average fair value
     of $4.38)                                    336,000             7.73
  Exercised                                        (1,250)            5.75
  Canceled                                        (57,250)            9.46
                                                  -------             ----
Outstanding, January 30, 1999
  (366,000 exercisable at a weighted-
   average price of $9.50)                        778,000            $8.45
                                                  =======             ====


Additional information regarding options outstanding as of January 30, 1999 is as follows:

                    Options Outstanding        Options Exercisable
                       Weighted-Avg.           -------------------
                        Remaining
Range of     Number    Contractual   Weighted-Avg.    Number     Exercise
Exercise  Outstanding  Life (yrs.)  Exercise Price  Exercisable   Price
Prices

$5.38
to $10.87    778,000     7.4 yrs.       $8.45         366,000     $9.50



Additional Stock Plan Information.

SFAS No. 123 requires the disclosure of pro-forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions: expected life, 5 years; stock volatility, 51.08% in 1998, 51.09% in 1997 and 49.74% in 1996;
risk-free interest rates, 4.6% in 1998, 5.41% in 1997 and 6.30% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Had the computed fair values of the 1998, 1997 and 1996 awards been amortized to expense over the vesting period of the awards, pro-forma net income and earnings per share would have been $5,282,000, or $0.46 per share in 1998, $3,693,000, or $0.35 per share in 1997 and $1,816,000, or
$0.17 per share in 1996.

9.   EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings Plan ("Plan") which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. The Company recognized $424,000, $875,000 and $197,000 in expense related to the Plan in 1998, 1997 and 1996, respectively.

The   Company   has  also  established  a  Voluntary  Employee   Beneficiary
Association  ("VEBA")  trust for the purpose of funding   employee  vacation
benefits.
10.  COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company arranges for the issuance of letters of credit in the ordinary course of business. As of January 30, 1999, the Company had outstanding letters of credit amounting to $2,868,000. Management believes the likelihood of non-performance under such contracts is remote.

The Company is in process of remodeling certain existing store locations. The estimated cost of such projects as of January 30, 1999 is $6,418,000, and such costs are expected to be funded through working capital.


11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 1998 and 1997 (in thousands, except per share data):


                                       1998
                      -------------------------------------------
Quarter Ended         May 2    August 1   October 31   January 30

Net sales            $95,468   $104,131    $123,118     $194,423
Gross profit          29,941     32,601      43,188       63,879
Income (loss) before
  income tax expense
  (benefit)           (3,408)    (2,310)        604       14,143
Net income (loss)     (1,994)    (1,352)        345        8,283
Net income (loss)
  per common share
  -basic and diluted $ (0.19)  $  (0.13)   $   0.03     $   0.66


                                    1997
                      ------------------------------------------
Quarter Ended         May 3    August 2   November 1   January 31

Net sales            $90,506   $ 99,997    $101,466     $156,223
Gross profit          28,510     32,279      32,871       49,974
Income (loss) before
  income tax expense
  (benefit)           (1,673)   (   422)     (2,516)      10,998
Net income (loss)     (  987)   (   248)     (1,485)       6,450
Net income (loss)
  per common share
  -basic and diluted $ (0.09)  $  (0.02)   $  (0.14)    $   0.62



Net income for the three month period ended January 31, 1998 includes a pre-tax adjustment to the inventory shrinkage reserve resulting in a $637,000 increase in the gross margin, and also includes an $898,000 credit related to a change in estimate for the allowance for doubtful accounts. (See Note 3.)


                                 **********



               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       GOTTSCHALKS INC. AND SUBSIDIARY

COL. A            COL. B     COL. C      COL. D        COL. E       COL. F
----------------------------------------------------------------------------
                                           ADDITIONS
                Balance at   Charged to    Charged to               Balance at
                Beginning    Costs and   Other Accounts  Deductions   End of
DESCRIPTION     of Period     Expenses      Describe      Describe    Period

Year ended
  January 30, 1999:
  Allowance for
  doubtful
    accounts. $  437,179  $  991,523 (1) $  541,759(2) $(775,296)(3)$1,195,165
               =========   =========      ==========   ==========    =========
  Allowance
  for vendor
   claims
   receivable $   80,000  $                  40,700(4)              $  120,700
               =========   =========      ==========   ==========    =========
  Allowance for
   notes
   receivable $      -0-  $                                         $      -0-
                =========  =========      ==========   ==========    =========
 Year ended
  January 31, 1998:
   Allowance for
   doubtful
    accounts..$1,322,107  $ 469,935 (1) $( 898,000)(5) $(456,863)(3)$  437,179
               =========   =========     ==========     ==========   =========
  Allowance
   for vendor
   claims
   receivable.$   80,000                                            $   80,000
               =========   =========     ==========     ==========   =========
  Allowance
   for notes
   receivable.$      -0-                                            $      -0-
               =========   =========     ==========     ==========   =========
 Year ended
  February 1, 1997:
  Allowance for
  doubtful
  accounts... $1,261,983  $2,730,502 (1)             $(2,670,378)(3)$1,322,107
               =========   =========     ==========   ==========     =========
  Allowance
   for vendor
   claims
   receivable.$   90,000  $  (10,000)(6)                            $   80,000
               =========   =========     ==========    ==========    =========
Allowance
 for notes
 receivable.. $  282,767  $ (282,767)(7)                            $      -0-
               =========   =========     ==========    ==========    =========



 Notes:

            (1) Represents the provision for credit losses on receivables ineligible for sale.
            (2) Represents the allowance for doubtful accounts applicable to the receivables acquired from Harris
                  (see  Note  2 to the Consolidated Financial Statements).
            (3)   Represents uncollectible accounts written off,
                  net of recoveries, pertaining to receivables ineligible for sale.
            (4)   Represents  the allowance for  vendor  claims
                  receivable applicable to the outstanding vendor
                  claims  acquired  from   Harris   (see  Note  2
                  to  the  Consolidated   Financial Statements.)
            (5)   Represents a change in estimate for the allowance
                  for   doubtful  accounts  related  to  receivables
                  which   were ineligible  for sale. (See Note 3 to
                  the Consolidated Financial Statements.) This amount is included in net credit revenues in the fiscal
                  1997 consolidated income statement.
            (6) Reduction in provision for uncollectible vendor claims receivable.
            (7) Reversal of uncollectible portion of note receivable recorded in connection with transferring related asset to a held for sale classification during the year ended February 1, 1997.






                                 SIGNATURES


       Pursuant  to  the  requirements  of  Section  13  or  15(d)  of   the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1999                     GOTTSCHALKS INC.


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

Signature                        Title                  Date

                                Chairman and Chief
                                Executive Officer
                                (principal executive
 /s/ Joseph W. Levy              officer)              April 30, 1999
Joseph W. Levy


                                President, Chief
                                 Operating Officer    April 30, 1999
_/s/ James R. Famalett e         and Director
James R. Famalette


                                Senior Vice President
                                and Chief Financial
                                Officer (principal     April 30, 1999
                                financial and
_/s/ Michael S. Geele           accounting officer)
Michael S. Geele





 /s/ O. James Woodward III       Director              April 30, 1999
O. James Woodward III



/s/  Bret W. Levy                Director              April 30, 1999
Bret W. Levy

/s/  Sharon    Levy              Director              April 30, 1999
Sharon Levy


/s/ Joseph J. Penbera            Director              April 30, 1999
Joseph J. Penbera


/s/    Fred    Ruiz              Director               April 30, 1999
Fred Ruiz

/s/ Max Gutmann                  Director               April 30, 1999
Max Gutmann

/s/    Isidoro    Alvarez        Director               April 30, 1999
Isidoro Alvarez


/s/ Jorge Pont                   Director               April 30, 1999
Jorge Pont