Form 10-Q
period 1999-05-01
GOTTSCHALKS INC
filed 1999-06-15
CIK 790414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION  13
      OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the quarterly period ended May 1, 1999

                               OR

[ ]   TRANSITION  REPORT  PURSUANT  TO
      SECTION   13   OR  15(D)  OF  THE   SECURITIES
      EXCHANGE ACT

For the transition period from
_________________ to ______________________.

Commission file number     1-09100

              Gottschalks Inc.
----------------------------------------------
(Exact name of Registrant as specified in its charter)

  Delaware               77-0159791
-----------------       ------------------
(State   or  other       (I.R.S. Employer
jurisdiction  of         Identification No.)
incorporation or
organization)
Identification No.)


7  River  Park Place East, Fresno,  California  93720
------------------------------------------------------
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

Yes   X     No
     ---
The  number  of  shares  of  the  Registrant's
common  stock outstanding as of May  31,  1999
was 12,575,565.


INDEX

GOTTSCHALKS INC. AND SUBSIDIARY

                                                               Page No.
PART I. FINANCIAL INFORMATION                                  -------
------------------------------
Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance sheets -
          May 1, 1999, January 30, 1999 and May 2, 1998             2

        Consolidated statements of operations -
          thirteen weeks ended May 1, 1999 and May 2, 1998          3

        Condensed consolidated statements of cash flows -
          thirteen weeks ended May 1, 1999 and May 2, 1998          4

        Notes to condensed consolidated financial statements -
           thirteen weeks ended May 1, 1999 and May 2, 1998     5 - 8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9-16

Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                              16

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                 17

Item 6.  Exhibits and Reports on Form 8-K                          17


SIGNATURES                                                         18





PART I. FINANCIAL INFORMATION

Item I.   GOTTSCHALKS INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

 (In thousands of dollars)
-------------------------------------------------------------------
                                      May 1,     January 30,   May 2,
                                       1999       1999         1998
                                      ------    -----------    ------
                                     (Unaudited)             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                $ 2,319    $ 1,693      $ 1,812
  Retained interest in
    receivables sold  (Note 3)         16,651     37,399        9,874
  Receivables - net  (Note 3)           6,423     18,985        4,160
  Merchandise inventories             143,264    123,118      114,961
  Other                                12,561     12,836       10,565
                                      -------    -------      -------
          Total current assets        181,218    194,031      141,372

PROPERTY AND EQUIPMENT                173,189    167,780      149,208
  Less accumulated depreciation
    and amortization                   56,494     54,135       47,985
                                      -------    -------      -------
                                      116,695    113,645      101,223
OTHER LONG-TERM ASSETS                 17,123     16,688        8,238
                                      -------    -------      -------
                                     $315,036   $324,364     $250,833
                                      =======    =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities
     (Note 5)                        $ 69,659   $ 73,093     $ 50,069
  Revolving line of credit             16,785     20,273       24,116
  Current portion of long-term
    obligations                         4,507      4,434        4,228
      Total current liabilities        90,951     97,800       78,413

LONG-TERM OBLIGATIONS (less current portion):
  Line of credit                       40,000     40,000       25,000
  Notes and mortgage loans payable     27,276     27,506       29,394
  Capitalized lease obligations         6,152      6,608        7,380
                                      -------    -------      -------
                                       73,428     74,114       61,774

DEFERRED INCOME & OTHER                27,564     28,364       28,728

SUBORDINATED NOTE PAYABLE
   TO AFFILIATE (Note 2)               20,704     20,618

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY                  102,389    103,468        81,918
                                      -------    -------       -------
                                     $315,036   $324,364      $250,833
                                      =======    =======       =======

See notes to condensed consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)
------------------------------------------------------------------
                                       Thirteen Weeks
                                            Ended
                                    ---------------------
                                    May 1,          May 2,
                                     1999            1998
                                    -----           ------

Net sales                         $119,174        $ 95,468
Net credit revenues                  2,237           1,880
                                   -------         -------
                                   121,411          97,348
Costs and expenses:
  Cost of sales                     80,342          65,527
  Selling, general & administrative
    expenses                        38,448          31,441
  Depreciation & amortization        2,277           1,980
                                   -------         -------
                                   121,067          98,948
                                   -------         -------
Operating income (loss)                344          (1,600)

Other (income) expense:
  Interest expense                   2,552           1,984
  Miscellaneous income                (357)           (176)
                                   -------          ------
                                     2,195           1,808

Loss before income tax benefit      (1,851)         (3,408)

  Income tax benefit                  (772)         (1,414)
                                    ------          ------
Net loss                          $ (1,079)       $ (1,994)
                                    ======          ======
Net loss per common share -
  basic and diluted               $   (.09)       $   (.19)
                                    ======          ======
Weighted average number of
  common shares outstanding         12,575          10,479

See notes to condensed consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)

(In thousands of dollars
--------------------------------------------------------------------
                                            Thirteen  Weeks
                                                Ended
                                          -------------------
                                         May 1,           May 2,
                                         1999             1998
                                        -------          -------
OPERATING ACTIVITIES:
  Net loss                              $(1,079)        $(1,994)
  Adjustments:
   Depreciation and amortization          2,277           1,980
   Provision for credit losses              228              91
   Other adjustments, net                (1,543)         (1,612)
   Changes in operating assets
    and liabilities:
     Receivables                           (318)          2,381
     Merchandise inventories            (19,930)        (15,510)
     Other current and long-term assets     430           2,432
     Trade accounts payable               5,565             423
     Other current and long-term
       liabilities                       (9,075)        (5,321)
                                         ------         ------
       Net cash used in operating
         activities                     (23,445)       (17,130)

INVESTING ACTIVITIES:
  Available-for-sale securities (Note 3):
   Maturities                           (78,090)       (49,581)
   Purchases                             86,947         55,520
  Capital expenditures                   (5,409)        (3,989)
  Other                                      49            510
                                         ------         ------
      Net cash provided by investing
        activities                        3,497          2,460

FINANCING ACTIVITIES:
  Net (repayments) proceeds under
    revolving line of credit             (3,488)        18,349
  Proceeds from issuance of 1999-1
    Series certificate (Note 3)          53,000
  Principal payments on outstanding
    Series certificates (Note 3)        (28,400)
  Principal payments on long-term
    obligations                          (1,113)        (1,027)
  Proceeds from long-term obligations       500
  Changes in cash management liability
    and other                                75         (2,441)
                                         ------         ------
     Net cash provided by financing
        activities                       20,574         14,881
                                         ------         ------
INCREASE IN CASH                            626            211
CASH AT BEGINNING OF YEAR                 1,693          1,601
                                         ------         ------
CASH AT END OF PERIOD                   $ 2,319       $  1,812
                                         ======        =======

See notes to condensed consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks Ended May 1, 1999 and May 2,1998
--------------------------------------------------------------

1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of forty full-line department stores, including thirty
"Gottschalks" and ten "Harris/Gottschalks" department stores, and twenty specialty stores which carry a limited selection of merchandise. The Company's department stores are located primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada, and typically offer a wide range of moderate and better brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, home furnishings and other consumer goods. The Company operates in one reportable operating segment.

The accompanying unaudited condensed
consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit
Receivables Corporation ("GCRC") (see Note 3).
Such financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000 (fiscal 1999), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 4). These financials statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 30, 1999 (the "1998 Annual Report on Form 10-K").

The condensed consolidated balance sheet at January 30, 1999, has been derived from the audited consolidated financial statements at that date.

2.   BUSINESS ACQUISITION

As described more fully in the Company's
Annual Report on Form 10-K, the Company
completed the acquisition of substantially all of the assets and business of The Harris
Company ("Harris") on August 20, 1998. Harris operated nine full-line department stores located throughout southern California. As planned, the Company closed one of the acquired stores on January 31, 1999. The purchase price for the assets consisted of the issuance to Harris of 2,095,900 shares of common stock of the Company and a $22.2 million 8% Subordinated Note due August 2003
(extendable to August 2006 under certain circumstances). The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores are included in the Company's financial statements from the acquisition date of August 20, 1998.

3. RECEIVABLES SECURITIZATION PROGRAM

The Company's receivables securitization program provides the Company with a source of working capital and long-term financing that is generally more cost-effective than traditional debt financing. Under the program, the Company automatically sells all of its accounts receivable arising under its private label customer credit cards, servicing retained, to GCRC, and certain of those receivables are subsequently conveyed to
Gottschalks Credit Card Master Trust ("GCC
Trust"), to be used as collateral for
securities issued to investors. Transfers of receivables to GCC Trust are accounted for as sales for financial reporting purposes and, accordingly, such transferred receivables are removed from the Company's balance sheet. The
Company retains an ownership interest in certain of the receivables sold under the program, represented by Exchangeable and
Subordinated Certificates, and also retains an uncertificated ownership interest in receivables that do not meet certain eligibility requirements of the program. As of January 30, 1999, the uncertificated receivables included $12.7 million of receivables acquired from Harris which were subsequently sold in connection with the refinancing of the program on March 1, 1999.

As described more fully in the Company's 1998
Annual Report on Form 10-K, the Company issued a $53.0 million principal amount 7.66% Fixed
Base Class A-1 Credit Card Certificate (the
"1999-1 Series") on March 1, 1999. Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of previously issued certificates under the program, totaling $26.9 million as of that date, reduce outstanding borrowings under the line of credit by $25.3 million and pay certain costs of the transaction. Interest on the 1999-1 Series is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. The
Company is required, among other things, to maintain certain portfolio performance standards under the program. Subject to certain conditions, the Company may expand the program to meet future receivables growth.

4. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value.
The Company includes in inventory the
capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with those related costs. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 30, 1999.
A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially effect its 1999 operating results.

5. TRADE ACCOUNTS PAYABLE AND OTHER
   CURRENT LIABILTIIES

Trade accounts payable and other current liabilities consist of the following:



                                     May 1,     January 30,
(In   thousands   of  dollars)        1999         1999
                                     ------     ----------
Trade   accounts  payable           $28,743      $23,178
Cash   management  liability         12,253       12,176
Taxes, other than income taxes        6,409       11,078
Accrued expenses                      7,901       10,597
Accrued payroll and related
  liabilities                         5,855        6,416
Federal and state income taxes
  payable                             4,028        5,178
Deferred   income  taxes              4,470        4,470
                                     ------       ------
                                    $69,659      $73,093
                                     ======       ======


6. REVOLVING LINE OF CREDIT

The  Company  has  a $110.0 million  revolving
line   of   credit  facility   with   Congress
Financial  Corporation  ("Congress")   through
March 30, 2001.  Borrowings under the facility
are  limited  to a restrictive borrowing  base
equal   to   65%   of   eligible   merchandise
inventories,  increasing  to   70%   of   such
inventories  during the period of September  1
through  December  20 of  each  year  to  fund
increased   seasonal  inventory  requirements.
Interest  under the facility is charged  at  a
rate of approximately LIBOR plus 2.00%  (7.01%
at  May 1, 1999), with no interest charged  on
the unused portion of the line of credit.  The
maximum amount available for borrowings  under
the line of credit was $85.6 million as of May
1,   1999,   of   which  $56.8  million    was
outstanding as of that date.  Of that  amount,
$40.0 million has been classified as long-term
in  the  accompanying financial statements  as
the  Company does not anticipate repaying that
amount  prior  to  one year from  the  balance
sheet  date.    The  agreement  contains   one
financial   covenant,   pertaining   to    the
maintenance of a minimum tangible net worth, with which the Company was in compliance as of May 1, 1999.

7. COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

The  Company has entered into an agreement  to
open  one  new department store in the  second
half  of fiscal 1999 and is in the process  of
remodeling  certain existing store  locations.
The  estimated cost of such projects, totaling
$8.8  million, is expected to be provided  for
from   existing  financial  resources.    Such
projects are expected to be fully complete  in
fiscal  1999.   However,  there  can   be   no
assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.



GOTTSCHALKS INC. AND SUBSIDIARY

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

Following   is  management's  discussion   and
analysis  of  significant factors  which  have
affected the Company's financial position  and
its  results  of  operations for  the  periods
presented   in   the  accompanying   condensed
consolidated    financial   statements.    The
Company's results of operations, like most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. This business seasonality may result in performance for the thirteen weeks ended May 1, 1999 which is not necessarily indicative of performance for the remainder of the year. In addition, the Company completed the acquisition of nine stores from Harris on August 20, 1998, closing one of the acquired stores on January 31, 1999, as planned. The acquisition has affected the comparability of the Company's financial results.

Thirteen  Weeks Ended May 1, 1999 Compared  to
Thirteen Weeks Ended May 2, 1998


Results of Operations
-----------------------
The following table sets forth for the periods indicated certain items from the Company's
Consolidated Statements of Operations as a percent of net sales:


                                 First Quarter
                                1999      1998
                               ------    -----
Net sales                      100.0%    100.0%
Net credit revenues              1.9       2.0
                               -----      ----
                               101.9     102.0
Cost and expenses:
  Cost of sales                 67.4      68.6
  Selling, general and
    administrative expenses     32.3      32.9
  Depreciation and
    amortization                 1.9       2.1
                               -----      ----
                               101.6     103.6
                               -----      ----
Operating income (loss)          0.3      (1.6)

Other (income) expense:
  Interest  expense              2.1       2.1
  Miscellaneous income          (0.3)     (0.2)
                                -----     -----
                                 1.8       1.9
                               -----      -----

LOSS BEFORE INCOME TAX BENEFIT  (1.5)     (3.5)

  Income tax benefit            (0.6)     (1.4)
                               -----      -----

NET LOSS                        (0.9)%    (2.1)%
                                =====     =====


Net Sales
---------------

Net  sales  increased  by approximately  $23.7
million to $119.2 million in the first quarter
of  1999 as compared to $95.5 million  in  the
first  quarter of 1998, an increase of  24.8%.
This  increase is primarily due to  additional
sales  volume  generated  by  the  eight   new
Harris/Gottschalks locations. Comparable store sales increased by 7.7% in the first quarter of 1999 as compared to the first quarter of 1998.

Net Credit Revenues
--------------------

Net  credit revenues related to the  Company's
credit card receivables portfolio increased by
$357,000,  or 19.0%, in the first  quarter  of
1999 as compared to the first quarter of 1998.
As a percent of net sales, net credit revenues
was 1.9% of net sales in the first quarter  of
1999  as compared to 2.0% in the first quarter
of   1998.  Amounts  included  in  net  credit
revenues are as follows:


                                     First Quarter
In  thousands  of  dollars)        1999        1998
                                   ----        ----
Service  charge  revenues        $3,835      $3,503
Interest expense on securitized
  receivables                    (1,009)       (925)
Charge-offs on receivables sold
  and provision for credit
  losses on receivables ineligible
   for  sale                       (646)       (522)
Gain (loss) on sale of
  receivables                        57        (176)
                                  ------      ------
                                 $2,237      $1,880
                                  ======      ======

Service charge revenues increased by $332,000,
or  9.5%,  in  the first quarter  of  1999  as
compared  to the first quarter of  1998.  This
increase   is  primarily  due  to   additional
service charge revenues generated by customer credit card receivables acquired from Harris, an increase in the volume of late charge fees collected on delinquent credit card balances, and an increase in credit sales as a percent of total sales (46.0% in the first quarter of 1999 as compared to 43.9% in the first quarter of 1998).

Interest  expense  on securitized  receivables
increased  by $84,000, or 9.1%, in  the  first
quarter  of  1999  as compared  to  the  first
quarter  of 1998.  This increase is  primarily
due to a higher weighted-average interest rate
applicable  to  securitized borrowings  during
the period (7.59% in the first quarter of 1999
as  compared to 7.27% in the first quarter  of
1998)   (see   Note  3  to  the   accompanying
financial    statements).    Charge-offs    on
receivables sold and the provision for  credit
losses  on  receivables  ineligible  for  sale
increased by $124,000, or 23.8%, in the  first
quarter  of  1999  as compared  to  the  first
quarter  of  1998.   As a  percent  of  sales,
however, such amounts remained unchanged at 0.5% in the first quarters of 1999 and 1998.

Cost of Sales
------------------

Cost of sales, which includes costs associated
with the buying, handling and distribution  of
merchandise, increased by approximately  $14.8
million  to $80.3 million in the first quarter
of  1999 as compared to $65.5 million  in  the
first  quarter of 1998, an increase of  22.6%.
The    Company's   gross   margin   percentage
increased to 32.6% in the first quarter of 1999 as compared to 31.4% in the first quarter of 1998, primarily due to increased sales of higher gross margin merchandise categories, combined with lower markdowns and lower costs associated with the processing of merchandise at the Company's distribution center during the period. (See Note 4 to the accompanying financial statements.)

Selling, General and Administrative Expenses
---------------------------------------------

Selling, general and administrative expenses increased by approximately $7.0 million to $38.4 million in the first quarter of 1999 as compared to $31.4 million in the first quarter of 1998, an increase of 22.3%. Due to higher sales volume gained through the acquisition of the Harris stores and on-going Company-wide expense control measures, selling, general and administrative expenses as a percent of net sales decreased to 32.3% in the first quarter of 1999 as compared to 32.9% in the first quarter of 1998.

Depreciation and Amortization
---------------------------------

Depreciation  and amortization expense,  which
includes   the   amortization   of   goodwill,
increased  by approximately $300,000  to  $2.3
million  in  the  first  quarter  of  1999  as
compared to $2.0 million in the first  quarter
of  1998, an increase of 15.0%. Due to  higher
sales volume gained through the acquisition of
the    Harris    stores,   depreciation    and
amortization expense as a percent of net sales
decreased to 1.9% in the first quarter of 1999
as  compared to 2.1% in the first  quarter  of
1998. The dollar increase is due to additional
depreciation  related to assets acquired  from
Harris,    capital   expenditures   for    the
renovation  of  existing  stores  and   assets
acquired under capital lease obligations. The increase is also due to the amortization of goodwill resulting from the acquisition of the Harris stores, which totaled $106,000 in the first quarter of 1999.

Interest Expense
-------------------

Interest    expense,   which   includes    the
amortization  of  deferred  financing   costs,
increased  by approximately $600,000  to  $2.6
million  in  the  first  quarter  of  1999  as
compared to $2.0 million in the first  quarter
of  1998, an increase of 28.6%.  As a  percent
of   net   sales,  interest  expense  remained
unchanged  at  2.1% in the first  quarters  of
1999   and  1998.   The  dollar  increase   is
primarily due to interest associated with  the
Subordinated Note issued to Harris (see Note 2
to  the  accompanying  financial  statements),
combined   with  higher  average   outstanding
borrowings under the Company's working capital
facility.  This increase was partially  offset
by a decrease in the weighted-average interest
rate   applicable  to  outstanding  borrowings
under  the Company's working capital  facility
(7.14%  in  the  first  quarter  of  1999   as
compared  to  7.96% in the  first  quarter  of
1998),  in part due to a 1/4% reduction  to  the
interest   rate   on  the  Congress   facility
beginning March 1, 1999.

Interest   expense  related   to   securitized
receivables is reflected as a reduction to net
credit   revenues  and  is  not  included   in
interest   expense  for  financial   reporting
purposes.

Miscellaneous Income
-------------------------

Miscellaneous  income,  which   includes   the
amortization  of  deferred  income  and  other
miscellaneous  income  and  expense   amounts,
increased by $181,000 to $357,000 in the first quarter of 1999 as compared to $176,000 in the first quarter of 1998. Miscellaneous income in the first quarter of 1998 was reduced by start-up costs associated with a new customer loyalty program.

Income Taxes
--------------------

The Company's interim effective tax credits of (41.7%) in the first quarter of 1999 and (41.5%) in the first quarter of 1998 relate to net losses incurred during those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss
----------------

As  a  result of the foregoing, the  Company's
net  loss  decreased by approximately $900,000
to  $1.1 million in the first quarter of  1999
as compared to $2.0 million in the first quarter of 1998. On a per share basis (basic and diluted), the net loss decreased by $0.10 per share to $(0.09) per share in the first quarter of 1999 as compared to $(0.19) per share in the first quarter of 1998.

Liquidity and Capital Resources
----------------------------------

Sources of Liquidity.

As  described more fully in the Company's 1998
Annual Report on Form 10-K and Notes 3  and  5
to  the accompanying financial statements, the
Company's  working  capital  requirements  are
currently  met through a combination  of  cash
provided   by  operations,  short-term   trade
credit,  and by borrowings under its revolving
line    of    credit   and   its   receivables
securitization   program.     The    Company's
liquidity   position,  like   that   of   most
retailers, is affected by seasonal influences,
with   the  greatest  portion  of  cash   from
operations generated in the fourth quarter of each fiscal year.

Revolving Line of Credit.

The  Company  has  a $110.0 million  revolving
line  of credit facility with Congress through
March   30,   2001.   Borrowings   under   the
arrangement   are  limited  to  a  restrictive
borrowing  base  equal  to  65%  of   eligible
merchandise inventories, increasing to 70%  of
such   inventories  during   the   period   of
September  1 through December 20 of each  year
to    fund    increased   seasonal   inventory
requirements. Interest under the facility is charged at a rate of approximately LIBOR plus
2.00%, with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit was $85.6 million as of May 1, 1999, of which $56.8 million was outstanding as of that date.

Receivables Securitization Program.

The   Company's   receivables   securitization
program   provides   the   Company   with   an
additional source of working capital and long-
term  financing that is generally  more  cost-
effective than traditional debt financing.  As
described  more  fully in the  Company's  1998
Annual Report on Form 10-K, on March 1,  1999,
the  Company issued a $53.0 million  principal
amount 7.66% Fixed Base Class A-1 Credit  Card
Certificate (the "1999-1 Series") to a  single
investor through a private placement. Proceeds
from  the  issuance of the 1999-1 Series  were
used  to  repay  the outstanding  balances  of
previously issued certificates, totaling $26.9
million  as  of that date, reduce  outstanding
borrowings under the Company's revolving  line
of  credit  by $25.3 million and  pay  certain
costs   associated   with   the   transaction.
Interest on the 1999-1 Series is earned by the
certificate  holder on a monthly  basis  at  a
fixed   interest  rate  of  7.66%,   and   the
outstanding   principal   balance    of    the
certificate  is to be repaid in  twelve  equal
monthly installments commencing September 2003
and  continuing through August  2004.  Monthly
cash  flows generated by the Company's  credit
card  portfolio, consisting of  principal  and
interest  collections, are first used  to  pay
certain  costs  of the program, which  include
interest payable to the investor, and are then
available   to   fund  the   working   capital
requirements  of  the  Company.   Subject   to
certain conditions, the Company may expand the
securitization   program   to   meet    future
receivables growth.

Uses of Liquidity.

Capital  expenditures in the first quarter  of
1999,  totaling  $5.4 million, were  primarily
related  to the renovation and refixturing  of
certain existing locations and certain of  the
Company's  new  Harris/Gottschalks  locations.
The  Company has entered into an agreement  to
open  one  new department store in the  second
half  of fiscal 1999 and is in the process  of
remodeling  certain existing store  locations.
The  estimated cost of such projects, totaling
$8.8  million, is expected to be provided  for
from   existing  financial  resources.    Such
projects are expected to be fully complete  in
fiscal  1999.   However,  there  can   be   no
assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

Management  believes the previously  described
sources  of  liquidity will be  sufficient  to
provide  for  the  Company's working  capital,
capital    expenditure   and   debt    service
requirements    throughout    fiscal     1999.
Management also believes it has sufficient sources of liquidity for its long-term growth plans at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

Year 2000 Readiness
-----------------------

The  year  2000  problem  is  pervasive,  with
almost   every  business,  large  and   small,
affected.  The year 2000 problem impacts  both
information   technology   ("IT"),   including
hardware  (mainframes,  client/server  systems
and personal computers) and software (packaged
software and custom designed), and impacts non-
information  technology ("non-IT"),  including
building   security,   climate   control   and
telephone  systems. The Company also exchanges
data  with  certain trade suppliers and  other
third parties. Like many other companies,  the
year  2000  computer issue creates  risks  and
uncertainties  for  the Company.  If  internal
systems do not correctly recognize and process
date  information beyond the year 1999,  there
could  be  a  material adverse impact  on  the
Company's  operations. To  address  year  2000
issues,  the Company established a task  force
in    fiscal    1997    to   coordinate    the
identification, evaluation and  implementation
of    changes   to   computer   systems    and
applications necessary to achieve a year  2000
date conversion with no disruption to business operations. Plans and progress against plans are reviewed by the year 2000 task force and are reported to the Company's senior executive officers and the Board of Directors on a regular basis. It is expected that activities related to the year 2000 issues will be continued through mid-fiscal 1999 with the goal of appropriately resolving all material internal systems and third party issues.

The Company's State of Readiness.
------------------------------------

As  of  May  1,  1999, the  Company's  efforts
towards  becoming  year  2000  compliant  with
respect  to its IT systems are progressing  on
schedule with a projected completion  date  of
mid-fiscal  1999.  Based on testing  to  date,
management  believes  its mainframe  operating
system  environment and point-of-sale  systems
are already year 2000 compliant. Modifications
to   the   Company's  proprietary,  or  custom
designed  software,  have  been  substantially
completed  and  tested.  Upgrades  have   been
scheduled   for  certain  purchased   software
packages  and are expected to be  complete  by
mid-fiscal   1999.  The  Company's   operating
system    contains   a   testing   environment
specifically  designed  to  test   year   2000
compliance.

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

Costs Associated with Year 2000 Issues.
-------------------------------------------

The  costs incurred to date related to the  IT
year   2000   conversion   are   approximately
$357,000.  The Company currently expects  that
the  total  remaining cost of  these  efforts,
including  both incremental spending  and  re-
deployed   resources,  will  be  approximately
$275,000.    Such   costs,   which   represent
approximately  10.7% of the  Company's  fiscal
1998-1999  IT  budget,  consist  primarily  of
internal  personnel costs, external consulting
fees  and  costs in excess of normal  hardware
and software upgrades and replacements and  do
not  include  potential costs related  to  the
cost   of   internal  software  and   hardware
replaced  in  the normal course  of  business.
Management expects such costs will  be  funded
with  working capital. Purchased hardware  and
software  are being capitalized in  accordance
with  normal policy. Personnel and  all  other
costs  related  to the year 2000  project  are
being expensed as incurred. In some instances,
the  installation schedule of new software and
hardware in the normal course of business  has
been  accelerated, or deferred,  in  order  to
resolve  year 2000 compatibility  issues.  The
acceleration,  or  delay  of  such   projects,
however, will not have a material adverse effect on the Company's financial position or results of operations.

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

Contingency Plans.
-------------------------

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

Safe Harbor Statement.
---------------------------------

Certain statements contained in this Quarterly
Report   on   Form  10-Q  are  forward-looking
statements  within the meaning of Section  27A
of  the  Securities Exchange Act of  1933  and
Section 21E of the Securities Exchange Act  of
1934 and the Company intends that such forward-
looking  statements  be subject  to  the  safe
harbors   created  thereby.   These   forward-
looking  statements  include  the  plans   and
objectives of management for future operations
and  the  future economic performance  of  the
Company  that involve risks and uncertainties.
Such   forward-looking   statements   may   be
identified by words including, but not limited
to:    "will",    "believes",   "anticipates",
"intends", "seeks", "may", "expects", and "estimates", or similar terms, variations of such terms or the negative of such terms.

The  forward-looking statements are  qualified
by  important factors that could cause results
to  differ materially from those identified in
such  forward-looking  statements,  including,
without  limitation, the  following:  (i)  the
ability of the Company to gauge fashion trends
and  preferences  of its customers;  (ii)  the
level of demand for the merchandise offered by
the  Company; (iii) the ability of the Company
to  locate  and obtain favorable store  sites,
negotiate acceptable lease terms, and hire and
train   employees;   (iv)   the   ability   of
management to manage the planned expansion and
to   successfully   integrate   the   business
acquired   from  Harris;  (v)  the   continued
ability to obtain adequate credit from factors
and  vendors  and  the timely availability  of
branded and other merchandise; (vi) the effect
of economic conditions, both nationally and in
the Company's specific market areas; (vii) the
effect of severe weather or natural disasters;
(viii)  the  effect  of competitive  pressures
from other retailers; and (ix) the solution of
year  2000  and  other systems issues  by  the
Company  and  its suppliers. Results  actually
achieved  thus  may  differ  materially   from
expected results in these statements as a result of the foregoing factors or other factors affecting the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 1998 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

PART II - OTHER INFORMATION

ITEM  2. CHANGES IN SECURITIES  AND  USE  OF
         PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended May 1, 1999.

The  Company's credit agreement with  Congress
prohibits  the  Company from paying  dividends
without   prior  written  consent  from   that
lender.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The   following  exhibits  are   filed
  pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.      Description
-----------    ------------------------

10.38          (*)
10.39          (*)
10.40          (*)
   27           Financial Data Schedule

(*) Filed in the Company's Annual Report on Form 10-K dated January 30, 1999 (File No. 1-09100).

(b)    The  Company did not file  any  Current
       Reports on Form 8-K during the thirteen week period ended May 1, 1999.



           SIGNATURES


     Pursuant  to  the  requirements  of   the
     Securities  Exchange  Act  of  1934,  the
     Registrant  has duly  caused this  report
     to   be  signed  on  its  behalf  by  the
     undersigned thereunto duly authorized

               Gottschalks Inc.
                 (Registrant)



     June 15, 1999        \s\ Joseph W. Levy
     -------------       --------------------
                         (Joseph W. Levy, Chairman
                          and Chief Executive Officer)


     June  15,  1999       \s\  Michael Geele
     ---------------      ---------------------
                          (Michael Geele, Senior Vice
                           President and Chief Financial
                           Officer)