Form 10-Q
period 1999-07-31
GOTTSCHALKS INC
filed 1999-09-14
CIK 790414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the quarterly period ended July 31, 1999

                               OR

[   ]     TRANSITION REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the transition period from _________ to _________.

Commission file number     1-09100
                       --------------

                      Gottschalks Inc.
----------------------------------------------
(Exact name of Registrant as specified in its charter)


             Delaware                77-0159791
----------------------------------------------
 (State or other jurisdiction of      (I.R.S.
 incorporation or organization        Employer
                                 Identification No.)



7 River Park Place East, Fresno, California
93720
----------------------------------------------
(Address of principal executive offices)
(Zip code)


Registrant's telephone number, including area code (559) 434-4800

Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed
by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the
Registrant was required to file such reports);
and (2) has been subject to such filing
requirements for the past 90 days:
Yes   X     No

The number of shares of the Registrant's common stock outstanding as of July 31, 1999 was 12,575,565.



                              INDEX

GOTTSCHALKS INC. AND SUBSIDIARY


                                                       Page No.
                                                      ---------
PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance
          sheets - July 31, 1999,
          January 30, 1999 and August 1, 1998             3

        Consolidated statements of operations-
          thirteen and twenty-six weeks ended
          July 31, 1999 and August 1, 1998                4

        Condensed consolidated statements of
           cash flows - twenty-six weeks ended
           July 31, 1999 and August 1, 1998               5

        Notes to condensed consolidated
           financial statements - thirteen and
           twenty-six weeks ended July 31, 1999
           and August 1, 1998                         6 -8

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                  9 - 19

Item 3. Quantitative and Qualitative
         Disclosures about Market Risk                  19

PART II. OTHER INFORMATION
--------------------------

Item 2.  Changes in Securities and Use of
         Proceeds                                       20

Item 4. Submission of Matters to a Vote of
        Security Holders                                20

Item 6. Exhibits and Reports on Form 8-K                20

SIGNATURES                                              21
----------





PART I. FINANCIAL INFORMATION

Item I.   GOTTSCHALKS INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

 (In thousands of dollars)
---------------------------------------------------------------------------
                                  July 31,      January 30,      August 1,
                                   1999           1999            1998
                                 --------       -----------     ---------
                                (Unaudited)                    (Unaudited)
ASSETS
-------
CURRENT ASSETS:
  Cash                          $  2,242        $  1,693       $  1,785
  Retained interest in
   receivables sold               17,116          37,399          9,653
  Receivables, net                 6,039          18,985          4,595
  Merchandise inventories        136,504         123,118        105,297
  Other                            9,489          12,836         10,033
                                 -------         -------        -------
          Total current assets   171,390         194,031        131,363

PROPERTY AND EQUIPMENT, net      117,526         113,645        102,620

OTHER LONG-TERM ASSETS            16,776          16,688          8,010
                                 -------         -------        -------
                                $305,692        $324,364       $241,993
                                 =======         =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities   $ 58,538        $ 73,093       $ 45,016
  Revolving line of credit        20,801          20,273         22,724
  Current portion of long-term
    obligations                    4,559           4,434          4,314
                                 -------         -------        -------
      Total current liabilities   83,898          97,800         72,054

LONG-TERM OBLIGATIONS
 (less current portion):
  Line of credit                  40,000          40,000         25,000
  Notes and mortgage loans
    payable                       26,565          27,506         28,820
  Capitalized lease obligations    5,689           6,608          6,974
                                 -------         -------        -------
                                  72,254          74,114         60,794

DEFERRED INCOME & OTHER           26,467          28,364         28,579

SUBORDINATED NOTE PAYABLE
   TO AFFILIATE                   20,789          20,618

STOCKHOLDERS' EQUITY             102,284         103,468         80,566
                                 -------         -------        -------
                                $305,692        $324,364       $241,993
                                 =======         =======        =======

See notes to condensed consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)
---------------------------------------------------------------------------

                              Thirteen Weeks         Twenty-Six Weeks
                                   Ended                  Ended
                              ---------------       ------------------
                             July 31, August 1,     July 31,  August 1,
                               1999     1998          1999       1998
                             -------- --------      --------   --------

Net sales                   $126,465  $104,131      $245,639   $199,599
Net credit revenues            1,926     1,171         4,163      3,051
                             -------   -------       -------    -------
                             128,391   105,302       249,802    202,650
COSTS & EXPENSES:
  Cost of sales               84,342    71,530       164,684    137,057
  Selling, general &
    administrative expenses   39,800    32,344        78,248     63,785
  Depreciation &
    amortization               2,307     2,033         4,584      4,013
                             -------   -------       -------    -------
                             126,449   105,907       247,516    204,855
                             -------   -------       -------    -------
Operating income (loss)        1,942      (605)        2,286     (2,205)

Other (income) expense:
   Interest expense            2,576     2,074         5,128      4,058
   Miscellaneous income         (454)     (369)         (811)      (545)
                             -------    ------        ------     ------
                               2,122     1,705         4,317      3,513
                             -------    ------        ------     ------

LOSS BEFORE INCOME TAX
  BENEFIT                       (180)   (2,310)       (2,031)    (5,718)

Income tax benefit               (75)     (958)         (847)    (2,372)
                              ------    ------        ------     ------
                             $  (105)  $(1,352)      $(1,184)   $(3,346)
                              ======    ======        ======     ======

Net loss per common share -
   basic and diluted         $ (0.01)  $ (0.13)      $ (0.09)   $ (0.32)
                              ======    ======        ======     ======

Weighted average number of
  common shares outstanding
  basic and diluted           12,575    10,479        12,575     10,479




See notes to condensed consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)

(In thousands of dollars)
----------------------------------------------------------------------

                                  Twenty-Six  Weeks
                                        Ended
                                ----------------------
                                 July 31,     August 1,
                                  1999          1998
                                ---------     ---------

OPERATING ACTIVITIES:
  Net loss                         $(1,184)      $(3,346)
  Adjustments:
     Depreciation and
       amortization                  4,584         4,013
     Provision for credit
       losses                          538           219
     Other adjustments, net         (2,604)       (2,670)
     Changes in operating assets
       and liabilities:
        Receivables                   (169)        1,767
        Merchandise inventories    (12,948)       (5,688)
        Other current and long-
          term assets                3,741         3,907
        Trade accounts payable      (2,188)       (2,131)
        Other current and long-
          term liabilities          (8,672)       (6,382)
                                    -------       ------
           Net cash used in
            operating activities   (18,902)      (10,311)
INVESTING ACTIVITIES:
   Available-for-sale securities:
       Purchases                  (143,679)     (101,606)
       Maturities                  154,570       107,766
  Capital expenditures              (8,736)       (7,382)
  Other                                 97           559
                                   -------       -------
          Net cash provided by
           (used in) investing
            activities               2,252          (663)

FINANCING ACTIVITIES:
  Proceeds from issuance of
    1999-1 Series certificate       53,000
  Principal payments on
    outstanding Series
     certificates                  (30,900)
  Net proceeds under revolving
    line of credit                     528        16,957
  Principal payments on long-
    term obligations                (2,235)       (2,074)
  Proceeds from long-term
   obligations                         500
  Changes in cash management
   liability and other              (3,694)       (3,725)
                                    ------        ------
      Net cash provided by
        financing activities        17,199        11,158
                                    ------        ------

INCREASE IN CASH                       549           184

CASH AT BEGINNING OF YEAR            1,693         1,601
                                    ------        ------
CASH AT END OF PERIOD              $ 2,242       $ 1,785
                                    ======        ======


See notes to condensed consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

Thirteen and Twenty-Six Weeks Ended July 31,
1999 and August 1, 1998
----------------------------------------------
1.NATURE OF OPERATIONS AND BASIS OF
  PRESENTATION

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

The accompanying unaudited condensed
consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended
July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000 (fiscal 1999), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year
(Note 4). These financial statements should be read in conjunction with the Company's
Annual Report on Form 10-K for the year ended
January 30, 1999 (the "1998 Annual Report on
Form 10-K"). The condensed consolidated
balance sheet at January 30, 1999 has been derived from the audited consolidated financial statements at that date.

2.   BUSINESS ACQUISITION

As described more fully in the Company's 1998
Annual Report on Form 10-K, the Company
completed the acquisition of substantially all of the assets and business of The Harris
Company ("Harris") on August 20, 1998. Harris operated nine full-line department stores located throughout southern California. The assets acquired consisted primarily of merchandise inventories, customer credit card receivables, fixtures and equipment and certain intangibles. The Company also assumed certain liabilities relating to the business, including vendor payables, store leases and certain other contracts. The purchase price for the assets consisted of the issuance to Harris of 2,095,900 shares of common stock of the Company and a $22.2 million 8%
Subordinated Note due August 2003 (extendable to August 2006 under certain circumstances).
The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores are included in the Company's financial statements from the acquisition date of August 20, 1998. The Company closed one of the acquired stores on January 31, 1999, as planned.

3. RECEIVABLES SECURITIZATION FACILITY

As described more fully in the Company's 1998
Annual Report of Form 10-K, the Company sells certain of its accounts receivable arising under its private-label credit cards on an ongoing basis under a receivables securitization facility. The facility provides the Company with a source of working capital and long-term financing that is generally more cost-effective than traditional debt financing. On March 1, 1999, the Company issued a $53.0 million principal amount 7.66%
Fixed Base Class A-1 Credit Card Certificate
(the "1999-1 Series"). Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of previously issued certificates under the facility, totaling $26.9 million as of that date, reduce outstanding borrowings under the Company's revolving line of credit by $25.3 million and pay certain costs of the transaction. Interest on the 1999-1 Series is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. The Company is required, among other things, to maintain certain portfolio performance standards under the program. Subject to certain conditions, the Company may expand the program to meet future receivables growth.

4.MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value.
The Company includes in inventory the
capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with those related costs. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 30, 1999.
A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially effect its fiscal 1999 operating results.

5.    TRADE ACCOUNTS PAYABLE AND OTHER
      CURRENT LIABILITIES



Trade accounts payable and other current liabilities consist of the following:


                    July 31,  January 30,  August 1,
                     1999       1999        1998
(In thousands of dollars)
-----------------------------------------------------
Trade accounts
  payable          $20,990    $23,178     $18,819
Cash management
  Liability          8,482     12,176       6,416
Taxes, other than
  income taxes       5,639     11,078       4,501
Accrued expenses     9,262     10,597       5,312
Accrued payroll and
  related
  liabilities        5,737      6,416       4,503
Federal and state
  income taxes
  payable            3,958      5,178       1,682
Deferred income
  taxes              4,470      4,470       3,783
                    ------     ------      ------
                   $58,538    $73,093     $45,016
                    ======     ======      ======


6.  REVOLVING LINE OF CREDIT

The Company has a revolving line of credit arrangement with Congress Financial
Corporation ("Congress"), which provides the
Company with a $140.0 million facility through March 30, 2001. Borrowings under the facility are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% from September
1 through January 31 and, at the Company's option, to 80% for any period from November 1 through December 31 of each year, to fund increased seasonal inventory requirements.
Interest under the facility is charged at a rate of LIBOR plus 2.00% (LIBOR plus 2.25% on incremental borrowings in excess of the 70% advance rate), with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit was $75.0 million as of July 31, 1999, of which $60.8 million was outstanding as of that date. Of that amount, $40.0 million has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of July 31, 1999.

7.    COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company has entered into agreements to open two new department stores in the second half of fiscal 1999 and is in the process of remodeling certain existing store locations.
The estimated remaining cost of such projects, totaling $3.1 million as of July 31, 1999, and is expected to be financed with working capital. Such projects are expected to be fully complete in fiscal 1999. However, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

GOTTSCHALKS INC. AND SUBSIDIARY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS
----------------------------------------------
Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. The
Company's results of operations, like most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. This business seasonality may result in performance for the thirteen and twenty-six week periods ended July 31, 1999 (hereinafter referred to as the "second quarter" and "first half" of fiscal 1999, respectively) which is not necessarily indicative of performance for the remainder of the year. In addition, the Company completed the acquisition of nine stores from Harris on August 20, 1998, closing one of the acquired stores on January 31, 1999, as planned. The acquisition has affected the comparability of the Company's financial results.

Results of Operations
----------------------
Second Quarter of Fiscal 1999 Compared to
Second Quarter of Fiscal 1998
---------------------------------------------

The following table sets forth for the periods indicated certain items from the Company's
Consolidated Statements of Operations as a percent of net sales:

                                Second Quarter
                                --------------
                                1999      1998
                                ----      ----
Net sales                      100.0%    100.0%
Net credit revenues              1.5       1.1
                               -----     -----
                               101.5     101.1
Cost and expenses:
  Cost of sales                 66.7      68.7
  Selling, general and
   administrative expenses      31.5      31.1
  Depreciation and
   amortization                  1.8       1.9
                               -----     -----
                               100.0     101.7
                               -----     -----
Operating income (loss)          1.5      (0.6)

Other (income) expense:
  Interest expense               2.0       2.0
  Miscellaneous income          (0.4)     (0.4)
                               -----     -----
                                 1.6       1.6
                               -----     -----
LOSS BEFORE INCOME TAX BENEFIT  (0.1)     (2.2)

  Income tax benefit            (0.0)     (0.9)
                               -----     -----
NET LOSS                        (0.1)%    (1.3)%
                               =====     =====


Net Sales
----------
Net sales increased by approximately $22.4 million to $126.5 million in the second quarter of 1999 as compared to $104.1 million in the second quarter of 1998, an increase of 21.5%. This increase is primarily due to additional sales volume generated by the eight new Harris/Gottschalks locations. On a comparable store basis, sales increased by 4.9% in the second quarter of 1999 as compared to the second quarter of 1998.

Net Credit Revenues
----------------------
Net credit revenues related to the Company's credit card receivables portfolio increased by $755,000, or 64.5%, in the second quarter of 1999 as compared to the second quarter of 1998. As a percent of net sales, net credit revenues was 1.5% of net sales in the second quarter of 1999 as compared to 1.1% in the second quarter of 1998. Net credit revenues consist of the following:


Second Quarter
(In thousands of dollars)       1999      1998
----------------------------------------------
Service charge revenues        $3,756    $2,823
Interest expense on
  securitized receivables      (1,029)     (875)
Charge-offs on receivables
  sold and provision for
  credit losses on receivables
  ineligible for sale            (875)     (727)
Gain (loss) on sale of
  receivables                      74       (50)
                                -----     -----
                               $1,926    $1,171
                                =====     =====


Service charge revenues increased by $933,000, or 33.0%, in the second quarter of 1999 as compared to the second quarter of 1998. This increase is primarily due to additional service charge revenues generated by customer credit card receivables acquired from Harris, an increase in the volume of late charge fees collected on delinquent credit card balances, and an increase in credit sales as a percent of total sales (44.5% in the second quarter of 1999 as compared to 42.7% in the second quarter of 1998).

Interest expense on securitized receivables increased by $154,000, or 17.6%, in the second quarter of 1999 as compared to the second quarter of 1998. This increase is primarily due to a higher level of outstanding securitized borrowings, combined with a higher weighted-average interest rate applicable to securitized borrowings during the period (7.6% in the second quarter of 1999 as compared to 7.4% in the second quarter of 1998). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $148,000, or 20.4%, in the second quarter of 1999 as compared to the first quarter of 1998. As a percent of sales, however, such amounts remained unchanged at 0.7% in the second quarters of 1999 and 1998.

Cost of Sales
--------------
Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $12.8 million to $84.3 million in the second quarter of 1999 as compared to $71.5 million in the second quarter of 1998, an increase of 17.9%.
The Company's gross margin percentage
increased to 33.3% in the second quarter of 1999 as compared to 31.3% in the second quarter of 1998, primarily due to increased sales of higher gross margin merchandise categories, combined with lower markdowns and lower costs associated with the processing of merchandise at the Company's distribution center during the period. The Company's gross margin in the second quarter of 1998 was also negatively affected by higher than expected markdowns taken in an attempt to improve sluggish sales of spring and summer merchandise resulting from the unseasonably cold and rainy weather conditions caused by the El Nino weather system.

Selling, General and Administrative Expenses
----------------------------------------------
Selling, general and administrative expenses increased by approximately $7.5 million to $39.8 million in the second quarter of 1999 as compared to $32.3 million in the second quarter of 1998, an increase of 23.1%.
Selling, general and administrative expenses as a percent of net sales increased to 31.5% in the second quarter of 1999 as compared to 31.1% in the second quarter of 1998. This increase is primarily due to higher sales promotion costs, which partially contributed to the increased sales, higher recruiting and relocation costs for new senior level merchandising executives and higher maintenance costs in certain of the Company's stores.

Depreciation and Amortization
-------------------------------
Depreciation and amortization expense, which includes the amortization of goodwill, increased by approximately $300,000 to $2.3 million in the second quarter of 1999 as compared to $2.0 million in the second quarter of 1998, an increase of 13.5%. Due to higher sales volume generated by the new
Harris/Gottschalks stores, depreciation and amortization expense as a percent of net sales decreased to 1.8% in the second quarter of 1999 as compared to 1.9% in the second quarter of 1998. The dollar increase is due to additional depreciation related to assets acquired from Harris, capital expenditures for the renovation of existing stores and an increase in the amortization of goodwill resulting from the acquisition of the Harris stores, which totaled $105,000 in the second quarter of 1999. These increases were partially offset by a decrease in the amortization of new store pre-opening expense as compared to the same period of the prior year.

Interest Expense
------------------
Interest expense, which includes the
amortization of deferred financing costs, increased by approximately $500,000 to $2.6 million in the second quarter of 1999 as compared to $2.1 million in the second quarter of 1998, an increase of 24.2%. As a percent of net sales, interest expense remained unchanged at 2.0% in the second quarters of 1999 and 1998. The dollar increase is primarily due to interest associated with the Subordinated Note issued to Harris (see Note 2 to the accompanying financial statements), combined with higher average outstanding borrowings under the Company's working capital facility. This increase was partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's working capital facility
(7.1% in the second quarter of 1999 as
compared to 7.9% in the second quarter of
1998), in part due to a 1/4% reduction in the interest rate on the Congress facility beginning March 1, 1999.

Interest expense related to securitized
receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income
---------------------
Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by $85,000 to $454,000 in the second quarter of 1999 as compared to $369,000 in the second quarter of 1998. Miscellaneous income as a percent of net sales remained unchanged at 0.4% in the second quarters of 1999 and 1998.

Income Taxes
-------------
The Company's interim effective tax credits of (41.7%) in the second quarter of 1999 and (41.5%) in the second quarter of 1998 relate to net losses incurred during those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss
---------
As a result of the foregoing, the Company's net loss decreased by approximately $1.2 million to $105,000 in the second quarter of 1999 as compared to $1.4 million in the second quarter of 1998. On a per share basis (basic and diluted), the net loss decreased by $0.12 per share to $(0.01) per share in the second quarter of 1999 as compared to $(0.13) per share in the second quarter of 1998.


First Half of Fiscal 1999 Compared To First
Half of Fiscal 1998
-------------------------------------------

                              First Half
                         --------------------
                          1999          1998
                         -------       -------
Net sales                 100.0%       100.0%
Net credit revenues         1.7          1.5
                          -----        -----
                          101.7        101.5
Costs and Expenses:
  Cost of sales            67.0         68.7
  Selling, general &
    administrative
    expenses               31.8         31.9
  Depreciation &
    amortization            1.9          2.0
                          -----        -----
                          100.7        102.6
                          -----        -----
Operating income (loss)     1.0         (1.1)

Other (income) expense:
   Interest expense         2.1          2.0
   Miscellaneous income    (0.3)        (0.2)
                          -----        -----
                            1.7          1.8
                          -----        -----
LOSS BEFORE INCOME TAX
  BENEFIT                 (0.8)         (2.9)

  Income tax benefit      (0.3)         (1.2)
                          -----         -----
NET LOSS                  (0.5)%        (1.7)%
                          =====         =====


Net Sales
----------
Net sales increased by approximately $46.0 million to $245.6 million in the first half of 1999 as compared to $199.6 million in the first half of 1998, an increase of 23.1%.
This increase is primarily due to additional sales volume generated by the eight new
Harris/Gottschalks locations. On a comparable store basis, sales increased by 6.2% in the first half of 1999 as compared to the first half of 1998.

Net Credit Revenues
--------------------
Net credit revenues related to the Company's credit card receivables portfolio increased by $1.1 million, or 36.4%, in the first half of 1999 as compared to the first half of 1998.
As a percent of net sales, net credit revenues was 1.7% of net sales in the first half of 1999 as compared to 1.5% in the second half of 1998. Net credit revenues consist of the following:



First Half
(In thousands of dollars)     1999       1998
----------------------------------------------
Service charge revenues      $7,591    $6,078
Interest expense on
  securitized receivables    (2,038)   (1,800)
Charge-offs on receivables
  sold and provision for
  credit losses on
  receivables ineligible
  for sale                   (1,521)   (1,249)
Gain on sale of
  receivables                   131        22
                              -----     -----
                             $4,163    $3,051
                              =====     =====

Service charge revenues increased by
approximately $1.5 million, or 24.9%, in the first half of 1999 as compared to the first half of 1998. This increase is primarily due to additional service charge revenues generated by customer credit card receivables acquired from Harris, an increase in the volume of late charge fees collected on delinquent credit card balances, and an increase in credit sales as a percent of total sales (45.2% in the first half of 1999 as compared to 43.3% in the first half of 1998).

Interest expense on securitized receivables increased by $238,000, or 13.2%, in the first half of 1999 as compared to the first half of 1998. This increase is primarily due to a higher level of outstanding securitized borrowings, combined with a higher weighted-average interest rate applicable to securitized borrowings during the period (7.5%
in the first half of 1999 as compared to 7.3% in the first half of 1998). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $272,000, or 21.8%, in the first half of 1999 as compared to the first half of 1998. As a percent of sales, however, such amounts remained unchanged at 0.6% in the first half of 1999 and 1998.

Cost of Sales
-------------
Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $27.6 million to $164.7 million in the first half of 1999 as compared to $137.1 million in the first half of 1998, an increase of 20.2%. The
Company's gross margin percentage increased to 33.0% in the first half of 1999 as compared to 31.3% in the first half of 1998, primarily due to increased sales of higher gross margin merchandise categories, combined with lower markdowns and lower costs associated with the processing of merchandise at the Company's distribution center during the period. The
Company's gross margin in the first half of 1998 was also negatively affected by higher than expected markdowns taken in an attempt to improve sluggish sales of spring and summer merchandise resulting from unseasonably cold and rainy weather conditions caused by the El
Nino weather system.

Selling, General and Administrative Expenses
---------------------------------------------
Selling, general and administrative expenses increased by approximately $14.4 million to $78.2 million in the first half of 1999 as compared to $63.8 million in the first half of 1998, an increase of 22.7%. Due primarily to the increased sales volume generated by the new Harris/Gottschalks stores, selling, general and administrative expenses as a percent of net sales decreased to 31.8% in the first half of 1999 as compared to 31.9% in the first half of 1998.

Depreciation and Amortization
-----------------------------
Depreciation and amortization expense, which includes the amortization of goodwill, increased by approximately $600,000 to $4.6 million in the first half of 1999 as compared to $4.0 million in the first half of 1998, an increase of 14.2%. Due to higher sales volume generated by the new Harris/Gottschalks stores, depreciation and amortization expense as a percent of net sales decreased to 1.9% in the first half of 1999 as compared to 2.0% in the first half of 1998. The dollar increase is due to additional depreciation related to assets acquired from Harris, capital expenditures for the renovation of existing stores and an increase in the amortization of goodwill resulting from the acquisition of the Harris stores, which totaled $210,000 in the first half of 1999. These increases were partially offset by a decrease in the amortization of new store pre-opening expense as compared to the same period of the prior year.

Interest Expense
-----------------
Interest expense, which includes the
amortization of deferred financing costs, increased by approximately $1.0 million to $5.1 million in the first half of 1999 as compared to $4.1 million in the first half of 1998, an increase of 26.4%. As a percent of net sales, interest expense increased to 2.1%
in the first half of 1999 as compared to 2.0% in the first half of 1998. The dollar increase is primarily due to interest associated with the Subordinated Note issued to Harris, combined with higher average outstanding borrowings under the Company's working capital facility. This increase was partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's working capital facility (7.1% in the first half of 1999 as compared to 8.0% in the first half of 1998), in part due to a 1/4% reduction in the interest rate on the Congress facility beginning March 1, 1999.

Miscellaneous Income
---------------------
Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by $266,000 to $811,000 in the first half of 1999 as compared to $545,000 in the first half of 1998. Miscellaneous income in the first half of 1998 was reduced by start-up costs associated with a new customer loyalty program.

Income Taxes
------------
The Company's interim effective tax credits of (41.7%) in the first half of 1999 and (41.5%) in the first half of 1998 relate to net losses incurred during those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss
---------
As a result of the foregoing, the Company's net loss decreased by approximately $2.1 million to $1.2 million in the first half of 1999 as compared to $3.3 million in the first half of 1998. On a per share basis (basic and diluted), the net loss decreased by $0.23 per share to $(0.09) per share in the first half of 1999 as compared to $(0.32) per share in the first half of 1998.

Liquidity and Capital Resources
--------------------------------
Sources of Liquidity.
As described more fully in the Company's 1998
Annual Report on Form 10-K and Notes 3 and 6 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, short-term trade credit, and by borrowings under its revolving line of credit and its receivables securitization program. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

Revolving Line of Credit.
The Company has a $140.0 million revolving line of credit facility with Congress through March 30, 2001. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% from September 1 through January 31 and, at the Company's option, to 80% for any period from November 1 through December 31 of each year, to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately LIBOR plus
2.00% (LIBOR plus 2.25% on incremental
borrowings in excess of the 70% advance rate), with no interest charged on the unused portion of the line of credit. The Company had $14.2 million of excess availability under the credit facility as of July 31, 1999.

Receivables Securitization Facility.
As described more fully in the Company's 1998
Annual Report on Form 10-K, the Company sells certain of its accounts receivable arising under its private-label credit cards on an ongoing basis under a receivables securitization facility. The facility provides the Company with an additional source of working capital and long-term financing that is generally more cost-effective than traditional debt financing. On March 1, 1999, the Company issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card
Certificate (the "1999-1 Series") to a single investor through a private placement. Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of previously issued certificates, totaling $26.9 million as of that date, reduce outstanding borrowings under the Company's revolving line of credit by $25.3 million and pay certain costs associated with the transaction.
Interest on the 1999-1 Series is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include interest payable to the investor, and are then available to fund the working capital requirements of the Company. Subject to certain conditions, the Company may expand the securitization program to meet future receivables growth.

Uses of Liquidity.
Capital expenditures in the first half of 1999, totaling $8.7 million, were primarily related to the renovation and refixturing of certain existing locations and certain of the Company's new Harris/Gottschalks locations.
The Company has entered into an agreement to open two new department stores in the second half of fiscal 1999 and is in the process of remodeling certain existing store locations.
The estimated remaining cost of such projects, totaling $3.1 million as of July 31, 1999, is expected to be provided for from existing financial resources. Such projects are expected to be fully complete in fiscal 1999.
However, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

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


Year 2000 Readiness
--------------------
The year 2000 problem is pervasive, with almost every business, large and small, affected. The year 2000 problem impacts both information technology ("IT"), including hardware (mainframes, client/server systems and personal computers) and software (packaged software and custom designed), and also non-information technology ("non-IT"), including building security, climate control and telephone systems. The Company also exchanges data with certain trade suppliers and other third parties. Like many other companies, the year 2000 computer issue creates risks and uncertainties for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be a material adverse impact on the Company's operations. To address year 2000 issues, the Company established a task force in fiscal 1997 to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no disruption to business operations. Plans and progress against plans are reviewed by the year 2000 task force and are reported to the Company's senior executive officers and the Board of Directors on a regular basis.

The Company's State of Readiness.
---------------------------------
As of July 31, 1999, the Company believes that all tasks towards becoming year 2000 compliant with respect to its IT systems have been completed, as scheduled. Based on testing to date, management believes its mainframe operating system environment, point-of-sale systems and other computer hardware is year
2000 compliant. Modifications to the Company's proprietary, or custom designed software, and upgrades to certain purchased software packages have been completed and tested, and are also believed to be year 2000 compliant.
The Company's operating system contains a testing environment specifically designed to test year 2000 compliance.

The Company has also completed the
identification and evaluation of all of its non-IT systems, which include, among other things, store alarm and security systems, air conditioners and lighting, fire control, elevators and escalators. The Company has already communicated with its suppliers, dealers, financial institutions and other third parties with which it does business to determine that the suppliers' operations and the products or services they provide are year
2000 compliant or to monitor their progress toward year 2000 compliance. Based on such communications, substantially all of the
Company's major suppliers are believed to already be year 2000 compliant. Some of the Company's less significant providers are not yet year 2000 compliant and the Company is monitoring their progress on a continual basis.

Costs Associated with Year 2000 Issues.
---------------------------------------
The costs incurred to date related to the IT year 2000 conversion are approximately
$521,000, which represents approximately 9.4% of the Company's fiscal 1998-1999 IT budget.
Such costs consist primarily of internal personnel costs, external consulting fees and costs in excess of normal hardware and software upgrades and replacements and do not include costs related to the cost of internal software and hardware replaced in the normal course of business. Hardware and software purchased in connection with its year 2000 compliance efforts are capitalized in accordance with normal policy. Personnel and all other costs related to the year 2000 project are expensed as incurred. In some instances, the installation schedule of new software and hardware in the normal course of business has been accelerated, or deferred, in order to resolve year 2000 compatibility issues. Management does not believe that the acceleration, or delay of such projects, will have a material adverse effect on the Company's financial position or results of operations.

Management intends to continue to test its IT hardware and software on its operating system test environment through January 1, 2000 to ensure continued year 2000 compliance. With the exception of payroll costs related to certain internal IT staff that have been redeployed to conduct such periodic testing, which is not expected to exceed $25,000, the Company does not expect to incur any additional material costs related to the IT year 2000 conversion. The ultimate cost of the year 2000 project is based on the Company's best estimates, which have been derived based on a number of assumptions of future events including the success of ongoing year 2000 compliance testing and other factors, and may be subject to change as the project progresses. Actual results may differ from original estimates. While the Company has not yet completed its assessment of costs that may be associated with non-IT year 2000 issues, based on the results of communications to date with the related suppliers, such costs are not expected to be material to the Company's financial position or results of operations.

Contingency Plans.
------------------
Management believes its efforts towards year
2000 compliance with respect to its internal systems are complete. However, the Company will continue to test its IT hardware and software on its operating system test environment through January 1, 2000 to ensure continued year 2000 compliance. Contingency plans have been specifically designed for each system in the event a problem with an internal system is detected during the testing period throughout the remainder of the year. Such plans include the diversion of additional internal IT staff onto the year 2000 project, and, if necessary, additional sources of contract programming specialists who are familiar with the Company's operating environment.

The Company believes its most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with the Company's internal systems, because the Company has less control over assessing and remediating the year 2000 problems of third parties. Based on communications to date with its third parties, however, management believes its major suppliers, including those with which the Company exchanges data electronically, are already year 2000 compliant. For less significant suppliers, the Company's contingency plans include the identification of alternative suppliers. The Company also believes that it has alternate sources of suppliers for substantially all of its non-IT systems to replace suppliers that are unable to become year 2000 compliant within an appropriate time frame.

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

Safe Harbor Statement.
-----------------------
Certain statements contained in this Quarterly
Report on Form 10-Q are forward-looking
statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and
Section 21E of the Securities Exchange Act of
1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties.
Such forward-looking statements may be
identified by words including, but not limited to: "will", "believes", "anticipates",
"intends","seeks", "may", "expects", and "estimates", or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements are qualified by important factors that could cause results to differ materially from those identified in such forward-looking statements, including, without limitation, the following: (i) fluctuations in consumer demand and confidence; (ii) fluctuations in costs and expenses; (iii) the continued ability to purchase merchandise on normal payment terms;
(iv) the continued availability and terms of short-term and long-term financing; (v) general economic conditions, such as rate of employment, inflation, interest rates and the condition of capital markets, both nationally and in the Company's specific market areas;
(vi) the effect of severe weather or natural disasters; (vii) the effect of competitive pressures from other retailers; and (viii) the solution of year 2000 and other systems issues by the Company and its suppliers. Results actually achieved thus may differ materially from expected results in these statements as a result of the foregoing factors or other factors affecting the Company.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF
         PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended July 31, 1999.

The Company's credit agreement with Congress prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

On June 24, 1999, the Company held its 1999
Annual Meeting of Stockholders at which the following matter was submitted to a vote of the Company's stockholders:

1.   The stockholders voted for eleven
  nominees for director, each for one year terms. Each of the eleven nominees were elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR       VOTES FOR   VOTES WITHHELD
Joe Levy                  9,617,772      1,599,463
James R. Famalette       11,143,922         73,313
Max Gutmann               9,618,670      1,598,565
Bret W. Levy              9,611,022      1,606,213
Sharon Levy               9,614,790      1,602,445
Joseph J. Penbera         9,611,259      1,605,976
Frederick R. Ruiz         9,621,333      1,595,902
O. James Woodward III     9,624,120      1,593,115
William Smith             9,623,920      1,593,315
Isidoro Alvarez Alvarez   9,605,342      1,611,893
Jorge Pont Sanchez        9,605,342      1,611,893

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed
  pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.     Description
-----------     ------------
10.41           Sixth Amendment to Loan
                and Security Agreement dated August 12, 1999, by and between Gottschalks Inc. and Congress
                Financial Corporation (Western).

10.42           Employment Agreement dated
                June 25, 1999 by and between Gottschalks Inc.
                and James R. Famalette (*).

   27           Financial Data Schedule

(*) Management contract, compensatory plan or arrangement.

(b)  The Company did not file any Current
     Reports on Form 8-K during the thirteen
     week period ended July 31, 1999.




                       SIGNATURES


     Pursuant to the requirements of the
     Securities Exchange Act of 1934, the
     Registrant has duly  caused this report
     to be signed on its behalf by the
     undersigned thereunto duly authorized

     Gottschalks Inc.
     -----------------
     (Registrant)



     September  13, 1999      \s\ James R. Famalette
     -------------------      ----------------------
                               (James R.Famalette,
                               President and Chief
                               Executive Officer)


     September  13, 1999      \s\ Michael S. Geele
     -------------------      ----------------------
                               (Michael S.Geele,
                               Senior Vice President and
                               Chief Financial Officer)