Form 10-Q
period 1999-10-30
GOTTSCHALKS INC
filed 1999-12-14
CIK 790414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION  13
      OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended October 30,1999

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to_____________.

Commission file number     1-09100
                       --------------

                        Gottschalks Inc.
------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

      Delaware                              77-0159791
-------------------                  -----------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)


7 River Park Place East, Fresno,California                93720
-----------------------------------------              ----------
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code (559) 434-4800
                                                   ---------------

Indicate  by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports);and (2) has been subject to such filing requirements for the past 90 days:
Yes   X     No
     ---
The number of shares of the Registrant's common stock outstanding as of November 30, 1999 was 12,575,565.



INDEX

GOTTSCHALKS INC. AND SUBSIDIARY

                                                      Page No.
                                                    -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance
          sheets - October 30, 1999,
          January 30, 1999 and
          October 31, 1998                                 3

        Consolidated statements of operations -
          thirteen and thirty-nine weeks ended
          October 30, 1999 and October 31, 1998            4

        Condensed consolidated statements of cash flows -
          thirty-nine weeks ended October 30, 1999 and
          October 31, 1998                                 5

        Notes to condensed consolidated financial
           statements - thirteen and thirty-nine
           weeks ended October 30, 1999 and
           October 31, 1998                            6 - 9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                   10 - 20

Item 3. Quantitative and Qualitative Disclosures
         about Market Risk                                20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                21

Item 2.  Changes in Securities and Use of Proceeds        21

Item 6.  Exhibits and Reports on Form 8-K                 21

SIGNATURES                                                22


PART I. FINANCIAL INFORMATION

Item I.   GOTTSCHALKS INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)
--------------------------------------------------------------

                                  October 30,       January 30,    October 31,
                                     1999              1999            1998
                                 ------------       -----------   ------------
                                  (Unaudited)                      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                              $ 2,462          $ 1,693         $  2,171
  Retained interest in receivables
    sold                             18,216           37,399           15,399
  Receivables, net                    5,237           18,985           17,023
  Merchandise inventories           182,174          123,118          166,765
  Other                               8,676           13,116           14,697
                                    -------          -------          -------
          Total current assets      216,765          194,311          216,055

PROPERTY AND EQUIPMENT, net         119,565          113,645          111,191
OTHER LONG-TERM ASSETS               17,559           16,688           14,059
                                    -------          -------          -------
                                   $353,889         $324,644         $341,205
                                    =======          =======          =======
LIABILITIES AND STOCKHOLDERS'
EQUITY CURRENT LIABILITIES:
  Trade accounts payable and
   other current liabilities       $ 79,972         $ 73,373         $ 84,759
  Revolving line of credit           28,840           20,273           32,693
  Current portion of long-term
   obligations                        4,620            4,434            4,384
                                    -------          -------          -------
    Total current liabilities       113,432           98,080          121,836
LONG-TERM OBLIGATIONS
 (less current portion):
  Line of credit                     60,000           40,000           40,000
  Notes and mortgage loans payable   25,847           27,506           28,112
  Capitalized lease obligations       5,227            6,608            6,562
                                     91,074           74,114           74,674

DEFERRED INCOME & OTHER              25,866           28,364           29,077

SUBORDINATED NOTE PAYABLE
   TO AFFILIATE                      20,875           20,618           20,533

STOCKHOLDERS' EQUITY                102,642          103,468           95,185
                                    -------          -------          -------
                                   $353,889         $324,644         $341,205
                                    =======          =======          =======


See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)

                                 Thirteen Weeks          Thirty-Nine Weeks
                                     Ended                      Ended
                              ----------------------    ----------------------
                              October 30, October 31,   October 30, October 31,
                                 1999        1998          1999         1998
                              ----------- ----------    ----------  ----------

Net sales                      $127,357     $123,118     $372,996    $322,717
Net credit revenues               2,046        1,717        6,209       4,768
                                -------      -------      -------     -------
                                129,403      124,835      379,205     327,485
COSTS & EXPENSES:
  Cost of sales                  82,726       79,930      247,410     216,987
Selling, general &
  administrative expenses        40,896       39,861      119,144     103,646
  Depreciation & amortization     2,408        2,071        6,992       5,753
  New store pre-opening expenses    331           90          331         421
  Business integration costs                     564                      564
                                -------      -------      -------     -------
                                126,361      122,516      373,877     327,371
                                -------      -------      -------     -------
Operating income                  3,042        2,319        5,328         114

Other (income) expense:
   Interest expense               2,847        2,234        7,975       6,292
   Miscellaneous income            (420)        (519)      (1,231)     (1,064)
                                -------      -------      -------     -------
                                  2,427        1,715        6,744       5,228
                                -------      -------      -------     -------
INCOME (LOSS) BEFORE INCOME
  TAX EXPENSE (BENEFIT)             615          604       (1,416)     (5,114)

Income tax expense (benefit)        257          259         (590)     (2,113)
                                -------      -------      -------     -------
NET INCOME (LOSS)              $    358     $    345     $   (826)   $ (3,001)
                                =======      =======      =======     =======
Net income (loss) per common share:
    Basic                      $   0.03     $   0.03     $  (0.07)   $  (0.27)
    Diluted                    $   0.03     $   0.03     $  (0.07)   $  (0.27)
                                =======      =======      =======     =======
Weighted average number of
  common shares outstanding:
    Basic                       12,575        12,138       12,575      11,032
    Diluted                     12,644        12,158       12,575      11,032


See notes to condensed consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)
----------------------------------------------------------------------
                                                   Thirty-Nine  Weeks
                                                         Ended
                                               ---------------------------
                                               October 30,      October 31,
                                                  1999            1998
                                               ------------     -----------
OPERATING ACTIVITIES:
  Net loss                                     $   (826)         $ (3,001)
  Adjustments:
     Depreciation and amortization                6,992             5,753
     Provision for credit losses                    917               640
     Other adjustments, net                      (2,257)           (2,485)
     Changes in operating assets and liabilities:
       Receivables, net                             240             1,127
       Merchandise inventories                  (58,399)          (46,094)
       Other current and long-term assets         3,016             1,192
       Trade accounts payable                    12,178            11,644
       Other current and long-term liabilities   (9,315)             (548)
                                                -------           -------
           Net cash used in operating
             activities                         (47,454)          (31,772)

INVESTING ACTIVITIES:
   Available-for-sale securities:
       Purchases                               (210,268)         (156,847)
       Maturities                               220,059           161,211
       Capital expenditures                     (13,263)          (12,426)
       Other                                        146               607
                                                -------           -------
           Net cash used in investing
             activities                          (3,326)           (7,455)

FINANCING ACTIVITIES:
  Proceeds from issuance of 1999-1
   Series certificate                            53,000
  Principal payments on 1994-1 and 1996-1
   Series certificates                          (30,900)
  Net proceeds under revolving line
   of credit                                     28,567            41,926
  Principal payments on long-term obligations    (3,354)           (7,075)
  Proceeds from long-term obligations               500
  Changes in cash management liability
    and other                                     3,736             4,946
                                                -------           -------
      Net cash provided by financing
        activities                               51,549            39,797
                                                -------           -------
INCREASE IN CASH                                    769               570
CASH AT BEGINNING OF YEAR                         1,693             1,601
                                                -------           -------
CASH AT END OF PERIOD                          $  2,462          $  2,171
                                                =======           =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITY:
Consideration for acquisition of business (Note 2):
   Issuance of 2,095,900 shares of common stock                  $ 14,273
   Issuance of 8% Junior Subordinated Note                         20,467
                                                                  -------
                                                                 $ 34,740
                                                                  =======

See notes to condensed consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen and Thirty-Nine Weeks Ended October 30, 1999 and October 31, 1998
---------------------------------------------------------------------------

1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of forty-two full-line department stores, including thirty-two "Gottschalks" and ten "Harris/Gottschalks" department stores, and twenty specialty stores which carry a limited selection of merchandise. The Company's department stores are located primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada, and typically offer a wide range of moderate and better brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, home furnishings and other consumer goods.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine week periods ended October 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 29, 2000 (fiscal 1999), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note
5). These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 30, 1999 (the "1998 Annual Report on Form 10-K"). The condensed consolidated balance sheet at January 30, 1999 has been derived from the audited consolidated financial statements at that date.

2.   BUSINESS ACQUISITION

As described more fully in the Company's 1998 Annual Report on Form 10-K, the Company completed the acquisition of substantially all of the assets and business of The Harris Company ("Harris") on August 20, 1998. Harris
operated nine full-line department stores located throughout southern California. The assets acquired consisted primarily of merchandise inventories, customer credit card receivables, fixtures and equipment and certain intangibles. The Company also assumed certain liabilities relating to the business, including vendor payables, store leases and certain other contracts. The purchase price for the assets consisted of the issuance to Harris of 2,095,900 shares of common stock of the Company and a $22.2 million principal amount 8% Subordinated Note due August 2003 (extendable to August 2006 under certain circumstances). The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores are included in the Company's financial statements from the acquisition date of August 20, 1998. The Company closed one of the acquired stores on January 31, 1999, as planned.

3. EARNINGS PER SHARE

                                                         First
                                 Third Quarter       Three Quarters
                                ---------------      --------------
                                1999     1998        1999      1998
                                ----     ----        ----      ----
                                       (Share data in thousands)
Weighted average number
  of shares - basic            12,575    12,138      12,575    11,032

Incremental shares from
  assumed issuance of
  stock options
  (treasury stock method)          69        20        ---       ---
                               ------    ------      ------    ------

Weighted average number
  of shares - diluted          12,644    12,138      12,575    11,032
                               ======    ======      ======    ======

Antidilutive options              380       431         910       549
                               ======    ======      ======    ======

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reported a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis as such options are anti-dilutive.

4. RECEIVABLES SECURITIZATION FACILITY

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

5. MERCHANDISE INVENTORIES

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

6. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES


Trade  accounts  payable  and other current liabilities  consist  of  the following:
                                  October 30,   January 30,  October 31,
(In   thousands  of  dollars)        1999          1999         1998
--------------------------------------------------------------------------
Trade accounts payable             $35,356       $23,178       $42,541
Cash management liability           15,912        12,176        15,078
Taxes, other than income taxes       7,466        11,078         7,469
Accrued expenses                     7,351        10,877         8,386
Accrued payroll and related
 liabilities                         5,989         6,416         5,821
Federal and state income taxes
  payable                            3,428         5,178         1,681
Deferred income taxes                4,470         4,470         3,783
                                    ------        ------        ------
                                   $79,972       $73,373       $84,759
                                    ======        ======        ======


7.REVOLVING LINE OF CREDIT

The Company has a revolving line of credit arrangement with Congress Financial Corporation ("Congress"), which provides the Company with a $140.0 million facility through March 30, 2001. Borrowings under the facility are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% from September 1 through January 31 and, at the Company's option, to 80% for any period from November 1 through December 31 of each year, to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of LIBOR plus 2.00% (LIBOR plus 2.25% on incremental borrowings in excess of the 70% advance rate), with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit was $109.8 million as of October 30, 1999, of which $88.8 million was outstanding as of that date. Of that amount, $60.0 million ($40.0 million as of January 30, 1999 and October 31, 1998) has been classified as long-term in the accompanying financial statements as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of October 30, 1999.

8. COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

Capital expenditures in the first three quarters of 1999, totaling $13.3 million, were primarily related to two new department stores opened in the second half of fiscal 1999 and in the renovation and refixturing of certain existing locations and certain of the Company's new Harris/Gottschalks locations. The estimated remaining cost of such projects as of October 30, 1999, totaling $2.5 million, is expected to be provided for from existing financial resources.

9. NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as deferred by SFAS No. 137, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company currently does not have any derivatives and therefore does not expect that the adoption of this standard, effective beginning fiscal year 2001, will have a material impact on the Company's financial position or results of operations.


GOTTSCHALKS INC. AND SUBSIDIARY
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

Following is management's discussion and analysis of significant factors which have affected the Company's financial condition and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. The Company's results of operations, like most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. This business seasonality may result in performance for the thirteen and thirty-nine week periods ended October 30, 1999 (hereinafter referred to as the "third quarter" and "first three quarters" of fiscal 1999, respectively) which is not necessarily indicative of performance for the remainder of the year. In addition, the Company completed the acquisition of nine stores from Harris on August 20, 1998, closing one of the acquired stores on January 31, 1999, as planned. The acquisition has affected the comparability of the Company's financial results.

Results of Operations
---------------------
The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations as a percent of net sales:

                                                             First
                                    Third Quarter        Three Quarters
                                   ---------------      ----------------
                                   1999      1998        1999      1998
                                   ----      ----        ----      ----
Net   sales                       100.0%    100.0%      100.0%    100.0%
Net  credit revenues                1.6       1.4         1.7       1.5
                                  -----     -----       -----     -----
                                  101.6     101.4       101.7     101.5
Cost and expenses:
  Cost  of  sales                  65.0      64.9        66.3      67.2
  Selling, general and
    administrative expenses        32.0      32.4        32.0      32.1
  Depreciation and amortization     1.9       1.6         1.9       1.9
  New store pre-opening expenses    0.3       0.1         0.1       0.1
  Business integration costs                  0.5                   0.2
                                  -----     -----       -----     -----
                                   99.2      99.5       100.3     101.5
                                  -----     -----       -----     -----

Operating income                    2.4       1.9         1.4       0.0

Other (income) expense:
  Interest  expense                 2.2       1.8         2.1       1.9
  Miscellaneous income             (0.3)     (0.4)       (0.3)     (0.3)
                                  -----     -----       -----     -----
                                    1.9       1.4         1.8       1.6
                                  -----     -----       -----     -----
INCOME (LOSS) BEFORE
 INCOME  TAX EXPENSE (BENEFIT)      0.5       0.5        (0.4)     (1.6)

Income tax expense (benefit)        0.2       0.2        (0.2)     (0.7)
                                  -----     -----       -----     -----
NET INCOME (LOSS)                   0.3%      0.3%       (0.2)%    (0.9)%
                                  =====     =====       =====     =====


Third Quarter of Fiscal 1999 Compared to Third Quarter of Fiscal 1998
---------------------------------------------------------------------

Net Sales
---------
Net sales increased by approximately $4.2 million to $127.3 million in the third quarter of 1999 as compared to $123.1 million in the third quarter of 1998, an increase of 3.4%. This increase is primarily due to additional sales volume generated by the eight new Harris/Gottschalks locations which were not open for the entire period in the prior year. On a comparable store basis, sales increased by 4.4% in the third quarter of 1999 as compared to the third quarter of 1998. Comparable store sales increased by a higher percentage than total store sales due to the closure of one of the stores acquired from Harris in January 1999, as planned.

The Company opened its forty-first and forty-second department store locations in Danville and Davis, California at the end of the third quarter and the beginning of the fourth quarter of 1999, respectively. No additional new store openings are planned for the remainder of fiscal 1999. The Company currently expects to open two new stores in the second half of fiscal 2000. However, no assurance can be given that any new stores will be opened or that such openings will not be delayed subject to a variety of conditions precedent or other factors.

Net Credit Revenues
-------------------
Net credit revenues related to the Company's credit card receivables portfolio increased by $329,000, or 19.2%, in the third quarter of 1999 as compared to the third quarter of 1998. As a percent of net sales, net credit revenues was 1.6% of net sales in the third quarter of 1999 as compared to 1.4% in the third quarter of 1998. Net credit revenues consist of the following:


                                                     Third Quarter
(In thousands of dollars)                           1999       1998
-----------------------------------------------------------------------
Service charge revenues                            $3,728      $3,414
Interest expense on securitized receivables        (1,015)       (861)
Charge-offs on receivables sold and provision
  for credit losses on receivables ineligible
  for sale                                           (653)       (893)
Gain (loss) on sale of receivables                    (14)         57
                                                    -----       -----
                                                   $2,046      $1,717
                                                    =====       =====


Service charge revenues increased by $314,000, or 9.2%, in the third quarter of 1999 as compared to the third quarter of 1998. This increase is primarily due to additional service charge revenues generated by customer credit card receivables acquired from Harris, an increase in the volume of late charge fees collected on delinquent credit card balances, and an increase in credit sales as a percent of total sales (44.4% in the third quarter of 1999 as compared to 43.6% in the third quarter of 1998).

Interest expense on securitized receivables increased by $154,000, or 17.9%, in the third quarter of 1999 as compared to the third quarter of 1998. This increase is primarily due to a higher level of outstanding securitized borrowings, combined with a higher weighted-average interest rate applicable to such borrowings during the period (7.7% in the third quarter of 1999 as compared to 7.5% in the third quarter of 1998). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale decreased by $240,000, or 26.9%, in the third quarter of 1999 as compared to the third quarter of 1998. This decrease reflects lower than expected write-offs associated with the Company's credit card receivables portfolio.

Cost of Sales
---------------

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $2.8 million to $82.7 million in the third quarter of 1999 as compared to $79.9 million in the third quarter of 1998, an increase of 3.5%. The Company's gross margin percentage decreased slightly to 35.0% in the third quarter of 1999 as compared to 35.1% in the third quarter of 1998.

Selling, General and Administrative Expenses
---------------------------------------------

Selling, general and administrative expenses increased by approximately $1.0 million to $40.9 million in the third quarter of 1999 as compared to $39.9 million in the third quarter of 1998, an increase of 2.6%. As a percent of net sales, selling, general and administrative expenses decreased to 32.0% in the third quarter of 1999 as compared to 32.4% in the third quarter of 1998. This decrease is primarily due to higher sales volume generated by the new Harris/Gottschalks stores, combined with ongoing Company-wide cost reduction efforts.

Depreciation and Amortization
------------------------------

Depreciation and amortization expense, which includes the amortization of goodwill, increased by approximately $300,000 to $2.4 million in the third quarter of 1999 as compared to $2.1 million in the third quarter of 1998, an increase of 16.3%. As a percent of net sales, depreciation and amortization expense increased to 1.9% in the third quarter of 1999 as compared to 1.6% in the third quarter of 1998. These increases are primarily due to additional depreciation related to assets acquired from Harris, capital expenditures for the renovation of existing stores and an increase in the amortization of goodwill resulting from the acquisition of the Harris stores, which totaled $110,000 in the third quarter of 1999.

New Store Pre-Opening Costs
----------------------------

New store pre-opening costs of $331,000 were recognized in the third quarter of 1999, representing costs incurred in connection with the opening of two new stores in Danville and Davis, California.

Effective fiscal 1999, new store pre-opening costs are expensed as incurred. Prior to fiscal 1999, certain new store pre-opening costs were amortized on a straight line basis over the twelve month period after a new store opening. The amortization of such costs totaled $90,000 in the third quarter of 1998.

Business Integration Costs
---------------------------

Business integration costs of $564,000 were recognized in the third quarter of 1998, consisting primarily of costs incurred prior to the closing of certain duplicative operations of Harris, including certain merchandising, advertising, credit and distribution functions. By the end of fiscal 1998, all duplicative operations of Harris had been eliminated.

Interest Expense
-----------------

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $600,000 to $2.8 million in the third quarter of 1999 as compared to $2.2 million in the third quarter of 1998, an increase of 27.4%. As a percent of net sales, interest expense increased to 2.2% in the third quarter of 1999 as compared to 1.8% in the third quarter
of   1998.   These  increases  are  primarily  due  to  additional  interest associated with the Subordinated Note issued to Harris (see Note  2  to  the
accompanying  financial  statements)  and higher  average   outstanding
borrowings  under  the  Company's  working capital  facility,  primarily  to
facilitate  increased inventory purchases for new stores.   These  increases
are partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's working capital facility (7.4% in the third quarter of 1999 as compared to 7.9% in the third quarter of 1998). The Company received a 1/4% reduction in the interest rate on the Congress facility beginning March 1, 1999.

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income
---------------------

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, decreased by $99,000 to $420,000 in the third quarter of 1999 as compared to $519,000 in the third quarter of 1998. As a percent of net sales, miscellaneous income decreased to 0.3% in the third quarter of 1999 as compared to 0.4% in the third quarter of 1998. These decreases are primarily due to a gain on the sale of equipment recorded in the third quarter of 1998.

Income Taxes
-------------

The Company's interim effective tax rate of 41.7% in the third quarter of 1999 and 41.5% in the third quarter of 1998 represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Income
-------------

As a result of the foregoing, the Company's net income remained essentially unchanged at approximately $350,000 in the third quarters of 1999 and 1998. On a per share basis (basic and diluted), net income also remained unchanged at $0.03 per share in the third quarters of 1999 and 1998.

First Three Quarters of Fiscal 1999 Compared To First Three Quarters of Fiscal 1998
----------------------------------------------------------------------------

Net Sales
----------

Net sales increased by approximately $50.3 million to $373.0 million in the first three quarters of 1999 as compared to $322.7 million in the first three quarters of 1998, an increase of 15.6%. This increase is primarily due to additional sales volume generated by the eight new Harris/Gottschalks locations not open for the entire period in the prior year. On a comparable store basis, sales increased by 5.6% in the first three quarters of 1999 as compared to the first three quarters of 1998.

Net Credit Revenues
---------------------

Net credit revenues related to the Company's credit card receivables portfolio increased by approximately $1.4 million, or 30.2%, in the first three quarters of 1999 as compared to the first three quarters of 1998. As a percent of net sales, net credit revenues was 1.7% of net sales in the first three quarters of 1999 as compared to 1.5% in the first three quarters of 1998. Net credit revenues consist of the following:


                                                           First
                                                       Three Quarters
(In thousands of dollars)                             1999        1998
-------------------------------------------------------------------------
Service charge revenues                              $11,319      $9,492
Interest expense on securitized receivables           (3,054)     (2,661)
Charge-offs on receivables sold and provision for
   credit losses on receivables ineligible for sale   (2,173)     (2,142)
Gain on sale of receivables                              117          79
                                                      ------       -----
                                                     $ 6,209      $4,768
                                                      ======       =====


Service charge revenues increased by approximately $1.8 million, or 19.2%, in the first three quarters of 1999 as compared to the first three quarters of 1998. This increase is primarily due to additional service charge revenues generated by customer credit card receivables acquired from Harris, an increase in the volume of late charge fees collected on delinquent credit card balances, and an increase in credit sales as a percent of total sales (44.9% in the first three quarters of 1999 as compared to 43.4% in the first three quarters of 1998).

Interest expense on securitized receivables increased by $393,000, or 14.8%, in the first three quarters of 1999 as compared to the first three quarters of 1998. This increase is primarily due to a higher level of outstanding securitized borrowings, combined with a higher weighted-average interest rate applicable to such borrowings during the period (7.6% in the first three quarters of 1999 as compared to 7.4% in the first three quarters of
1998). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $31,000, or 1.4%, in the first three quarters of 1999 as compared to the first three quarters of 1998. As a percent of net sales, however, charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale decreased to 0.6% in the first three quarters of 1999 as compared to 0.7% in the first three quarters of 1998. The Company has recently experienced a decline in write-offs on its credit card receivable portfolio.

Cost of Sales
--------------

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $30.4 million to $247.4 million in the first three quarters of 1999 as compared to $217.0 million in the first three quarters of 1998, an increase of 14.0%. The Company's gross margin percentage increased to 33.7% in the first three quarters of 1999 as compared to 32.8% in the first three quarters of 1998, primarily due to increased sales of higher gross margin merchandise categories, combined with lower markdowns as a percentage of sales and lower costs associated with the processing of merchandise at the Company's distribution center during the period.

Selling, General and Administrative Expenses
-----------------------------------------------

Selling, general and administrative expenses increased by approximately $15.5 million to $119.1 million in the first three quarters of 1999 as compared to $103.6 million in the first three quarters of 1998, an increase of 15.0%. Due primarily to the increased sales volume generated by the new Harris/Gottschalks stores, selling, general and administrative expenses as a percent of net sales decreased to 32.0% in the first three quarters of 1999 as compared to 32.1% in the first three quarters of 1998.

Depreciation and Amortization
------------------------------

Depreciation and amortization expense, which includes the amortization of goodwill, increased by approximately $1.2 million to $7.0 million in the first three quarters of 1999 as compared to $5.8 million in the first three quarters of 1998, an increase of 21.5%. As a percent of net sales, depreciation and amortization expense remained unchanged at 1.9% in the first three quarters of 1999 and 1998. The dollar increase is due to additional depreciation related to assets acquired from Harris, capital expenditures for the renovation of existing stores and an increase in the amortization of goodwill resulting from the acquisition of the Harris stores, which totaled $320,000 in the first three quarters of 1999.

New Store Pre-Opening Costs
------------------------------

New store pre-opening costs of $331,000 were recognized in the first three quarters of 1999, representing costs incurred in connection with the opening of two new stores in Danville and Davis, California. New store pre-opening costs of $421,000 were recognized in the first three quarters of 1998, representing the amortization of costs associated with previous new store openings.

Business Integration Costs
--------------------------------

Business integration costs of $564,000 were recognized in the third quarter of 1998, consisting primarily of costs incurred prior to the closing of certain duplicative operations of Harris, including certain merchandising, advertising, credit and distribution functions. By the end of fiscal 1998, all duplicate operations of Harris had been eliminated.

Interest Expense
--------------------

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $1.7 million to $8.0 million in the first three quarters of 1999 as compared to $6.3 million in the first three quarters of 1998, an increase of 26.7%. As a percent of net sales, interest expense increased to 2.1% in the first three quarters of 1999 as compared to 1.9% in the first three quarters of 1998. These increases are primarily due to additional interest associated with the Subordinated Note issued to Harris. To a lesser extent, the increases are also due to higher average outstanding borrowings under the Company's working capital facility, primarily to fund inventory purchases for new stores, partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's working capital facility (7.2% in the first three quarters of 1999 as compared to 7.9% in the first three quarters of
1998), in part due to a 14% reduction in the interest rate on the facility beginning March 1, 1999.

Miscellaneous Income
-----------------------

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by $167,000 to $1.2 million in the first three quarters of 1999 as compared to $1.1 million in the first three quarters of 1998. As a percent of net sales, miscellaneous income remained unchanged at 0.3% in the first three quarters of 1999 and 1998. Miscellaneous income in the first three quarters of 1998 was reduced by start-up costs associated with a new customer loyalty program.

Income Taxes
-------------

The Company's interim effective tax credits of (41.7%) in the first three quarters of 1999 and (41.5%) in the first three quarters of 1998 relate to net losses incurred during those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss
----------

As a result of the foregoing, the Company's net loss decreased by approximately $2.2 million to ($826,000) in the first three quarters of 1999 as compared to ($3.0 million) in the first three quarters of 1998. On a per share basis (basic and diluted), the net loss decreased by $0.20 per share to $(0.07) per share in the first three quarters of 1999 as compared to $(0.27) per share in the first three quarters of 1998.

Liquidity and Capital Resources
---------------------------------

Sources of Liquidity.

As described more fully in the Company's 1998 Annual Report on Form 10-K and Notes 4 and 7 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, short-term trade credit, and by borrowings under its revolving line of credit and its receivables securitization program. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

Revolving Line of Credit.

The Company has a $140.0 million revolving line of credit facility with Congress through March 30, 2001. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% from September 1 through January 31 and, at the Company's option, to 80% for any period from November 1 through December 31 of each year, to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately LIBOR plus 2.00% (LIBOR plus 2.25% on incremental borrowings in excess of the 70% advance rate), with no interest charged on the unused portion of the line of credit. The Company had $21.0 million of excess availability under the credit facility as of October 30, 1999.

Receivables Securitization Facility.

As described more fully in the Company's 1998 Annual Report on Form 10-K, the Company sells certain of its accounts receivable arising under its private-label credit cards on an ongoing basis under a receivables securitization facility. The facility provides the Company with an additional source of working capital and long-term financing that is generally more cost-effective than traditional debt financing. On March 1, 1999, the Company issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series") to a single investor through a private placement. Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of previously issued certificates, totaling $26.9 million as of that date, reduce outstanding borrowings under the Company's revolving line of credit by $25.3 million and pay certain costs associated with the transaction. Interest on the 1999-1 Series is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate, which is off-balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include interest payable to the investor, and are then available to fund the working capital requirements of the Company. Subject to certain conditions, the Company may expand the securitization program to meet future receivables growth.

Uses of Liquidity.

Capital expenditures in the first three quarters of 1999, totaling $13.3 million, were primarily related to two new department stores opened in the second half of fiscal 1999 and to the renovation and refixturing of certain existing locations and certain of the Company's new Harris/Gottschalks locations. Substantially all planned capital expenditure projects were completed by the end of the third quarter of 1999. Estimated costs related to certain of those completed projects, totaling $2.5 million, are expected to be paid during the fourth quarter of 1999.

Management believes the previously described sources of liquidity will be sufficient to provide for the Company's working capital, capital expenditure and debt service requirements throughout the remainder of fiscal 1999 and fiscal 2000. Management also believes it has sufficient sources of liquidity for its long-term growth plans and capital improvements at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

Year 2000 Readiness
---------------------

The year 2000 problem is pervasive, with almost every business, large and small, affected. The year 2000 problem impacts both information technology ("IT"), including hardware (mainframes, mid-range, client/server and desktop computers) and software (packaged software and custom designed), and also non-information technology ("non-IT"), including building security, climate control and telephone systems. The problem also impacts data exchanges with trade suppliers and other third parties. Like many other companies, the year 2000 computer issue creates risks and uncertainties for the Company. If internal systems do not correctly recognize and process date information beyond the year 1999, there could be a material adverse impact on the Company's operations. To address year 2000 issues, the Company established a task force in fiscal 1997 to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no disruption to business operations. Plans and progress against plans are reviewed by the year 2000 task force and are reported to the Company's senior executive officers and the Board of Directors on a regular basis.
The Company's State of Readiness.

As of October 30, 1999, the Company believes that all internal tasks towards becoming year 2000 compliant with respect to its IT systems have been completed. Based on testing to date, management believes its mainframe operating system environment, point-of-sale systems and other computer hardware is year 2000 compliant. Modifications to the Company's proprietary, or custom designed software, and upgrades to certain purchased software packages have been completed and tested, and are also believed to be year 2000 compliant. The Company's operating system contains a testing environment specifically designed to test year 2000 compliance.

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

Costs Associated with Year 2000 Issues.
----------------------------------------

The costs incurred to date related to the IT year 2000 conversion are approximately $540,000, which represents approximately 5.6% of the Company's fiscal 1998-1999 IT budget. Such costs consist primarily of internal personnel costs, external consulting fees and costs in excess of normal hardware and software upgrades and replacements and do not include costs related to the cost of internal software and hardware replaced in the normal course of business. Hardware and software purchased in connection with its year 2000 compliance efforts are capitalized in accordance with normal policy. Personnel and all other costs related to the year 2000 project are expensed as incurred. In some instances, the installation schedule of new software and hardware in the normal course of business has been accelerated, or deferred, in order to resolve year 2000 compatibility issues. Management does not believe that the acceleration, or delay of such projects, will have a material adverse effect on the Company's financial position or results of operations.

Management intends to continue to test its IT hardware and software on its operating system test environment through January 1, 2000 to ensure continued year 2000 compliance. With the exception of payroll costs related to certain internal IT staff that have been redeployed to conduct such periodic testing, which is not expected to exceed $25,000, the Company does not expect to incur any additional material costs related to the IT year 2000 conversion. The ultimate cost of the year 2000 project is based on the Company's best estimates, which have been derived based on a number of assumptions of future events including the success of ongoing year 2000 compliance testing and other factors, and may be subject to change as the project progresses. Actual results may differ from original estimates. Costs that may be associated with non-IT year 2000 issues, based on the results of communications to date with the related suppliers, are not expected to be material to the Company's financial position or results of operations.

Contingency Plans.
--------------------

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 1998 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in the 1998 Annual Report.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant along with other department stores (Macy's California, Inc., Federated Department Stores, Bullocks, Inc., Nordstrom, Inc., May Department Stores, Co., Neiman-Marcus, Inc., Saks & Co., Inc., and Bloomingdales, Inc.) in nine separate but virtually identical lawsuits filed in various Superior Courts of the State of California that have now been consolidated in the Superior Court for the State of California, County of Marin. The plaintiffs seek to represent a class of all California residents who purchased cosmetics and fragrances for personal use from any of the defendants during the period of May 1994 through May 1998. Plaintiffs' consolidated complaint alleges that the Company and other department stores agreed to charge identical prices for cosmetics and fragrances, not to discount such prices, and to urge manufacturers to refuse to sell to retailers who sell cosmetics and fragrances at discount prices, resulting in artificially-inflated retail prices paid by the class in violation of California state law. The plaintiffs seek treble damages in an unspecified amount, attorneys' fees and prejudgment interest. Defendants, including the Company, have answered the complaint denying the allegations. Discovery has commenced and defendants have begun the process of producing documents and responding to plaintiffs' discovery requests. The Company, along with the other defendants in the case, expect to file for a Summary Judgement to dismiss the case in early fiscal 2000. Management does not believe the ultimate outcome of this case will have a material impact on the Company's financial position or the results of its operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirty-nine week period ended October 30, 1999.

The Company's credit agreement with Congress prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.          Description
------------         ----------------------
   27                Financial Data Schedule


(b) The Company did not file any Current Reports on Form 8-K during the thirteen week period ended October 30, 1999.






                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                 Gottschalks Inc.
                                 ----------------
                                   (Registrant)



     December 14, 1999              \s\ James R.Famalette
     -----------------             ------------------------------
                                     (James R. Famalette, President
                                      and Chief Executive Officer)

     December 14, 1999              \s\ Michael S. Geele
     -----------------             -------------------------------
                                     (Michael S. Geele,
                                      Senior Vice President and
                                      Chief Financial Officer)