Form 10-K
period 2000-01-29
GOTTSCHALKS INC
filed 2000-04-28
CIK 790414

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                       FORM 10-K


[ X ]     Annual Report Pursuant to Section 13 or
          15(d) of the Securities Exchange Act of
          1934 (No Fee Required)

For The Fiscal Year Ended January 29, 2000
                          ----------------
                                  or

[   ]     Transition Report Pursuant to Section 13
          or 15(d) of the Securities Exchange Act
          of 1934 (No Fee Required)

For the transition period from _________ to _________

               Commission File Number 1-09100

                      Gottschalks Inc.
______________________________________________________
        (Exact name of Registrant as specified in its charter)

        Delaware                         77-0159791
__________________________________________________________
(State or other jurisdiction of         (IRS Employer
 incorporation or organization)         Identification No.)

  7 River Park Place East, Fresno, CA 93720
(Address of principal executive offices)   (Zip code)

Registrant's telephone no., including area code:
(559) 434-4800

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

The aggregate market value of the voting stock held
by non-affiliates of the Registrant as of March 31,
2000:
Common Stock, $.01 par value:  $38,237,000

On March 31, 2000 the Registrant had outstanding
12,596,837 shares of Common Stock.

Documents Incorporated By Reference: Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 22, 2000, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.


                               INDEX

                               PART I
                                                                PAGE NO.
Item 1.   Business............................................      1
Item 2.   Properties..........................................     14
Item 3.   Legal Proceedings...................................     18
Item 4.   Submission of Matters to a Vote of
          Security Holders....................................     18

                             PART II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters.................................     18
Item 6.   Selected Financial Data.............................     19
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..................     22
Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk.........................................     37
Item 8.   Financial Statements and Supplementary Data.........     38
Item 9.   Changes in and Disagreements with Accountants on
          Auditing and Financial Disclosures..................     38

                             PART III

Item 10.  Directors and Executive Officers of the
            Registrant..........................................   38
Item 11.  Executive Compensation..............................     40
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management......................................     40
Item 13.  Certain Relationships and Related Transactions......     40

                            PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports
          on Form 8-K.........................................     40

Signatures....................................................     90



                               PART I

Item 1.   BUSINESS

GENERAL

          Gottschalks Inc. is a regional
department and specialty store chain based in Fresno, California. The Company currently operates forty-two full-line department stores, including thirty-two "Gottschalks" stores located throughout California, and in Oregon, Washington and Nevada, and ten
"Harris/Gottschalks" stores located in the
Southern California area. The Company also operates twenty "Gottschalks" and "Village
East" specialty apparel stores. (1). In fiscal
1999, the Company's sales totaled $539.4
million, a 13.1% increase from fiscal 1998
sales of $476.9 million. (2)

          Gottschalks and Harris/Gottschalks
department stores typically offer a wide range of moderate to better brand-name and private-label merchandise, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 50,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strip centers.
Village East specialty stores, which offer apparel for larger women, are located in the same mall in which a Company department store is located, or as a separate department within some of the Company's larger stores. The
Company services all of its stores, including its store locations outside California, from a 420,000 square foot distribution facility centrally located in Madera, California.

          The Company has operated
continuously for 96 years since it was founded by Emil Gottschalk in 1904. The Company initially offered its stock to the public in 1986, and most of its growth has occurred since then. The Company is incorporated in the state of Delaware.

          Gottschalks Inc. has one wholly-
owned subsidiary, Gottschalks Credit
Receivables Corporation ("GCRC"). GCRC is a
qualified special purpose entity which was
formed in 1994 in connection with a
receivables securitization program. (See Note
3 to the Consolidated Financial Statements.)
_________________________

(1)  The Company's specialty apparel sales
   represent 3.7% of total fiscal 1999 sales.

(2)  Total sales do not include leased
   department sales totaling $29.0 million in fiscal 1999 and $40.2 million in fiscal 1998.
   Including leased department sales, total sales in the Company's owned and leased departments were $568.4 million in fiscal 1999 and $517.1 million in 1998.


BUSINESS ACQUISITIONS

          Recent Developments.
On April 24, 2000, the Company entered into a definitive asset purchase agreement with
Lamonts Apparel, Inc. ("Lamonts"), providing for the Company to acquire all of Lamont's department store leases and fixtures and equipment. Lamonts is a Northwest-based regional department store chain currently operating thirty-eight department stores, with twenty-three located in the state of Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. Lamonts stores generally carry an assortment of moderately priced brand-name fashion apparel, accessories and merchandise for the home. Lamonts filed a voluntary petition for reorganization under
Chapter 11 of the Bankruptcy Code in January
2000, and the purchase is subject to approval by the Bankruptcy Court. If approved, the transaction is expected to close in late July
2000.

          On August 20, 1998, the Company
acquired substantially all of the assets and assumed certain liabilities of The Harris
Company ("Harris"), a wholly-owned subsidiary of El Corte Ingles ("ECU") of Spain. Harris operated nine full-line department stores located in the Southern California area. As planned, the Company closed one of the acquired stores on January 31, 1999. The
Company operates the acquired stores as
"Harris/Gottschalks" stores. The Company also converted two of its existing Gottschalks department stores located in close proximity to the acquired stores to Harris/Gottschalks stores, bringing the total number of stores operated as Harris/Gottschalks stores to ten as of January 28, 2000. As a result of the acquisition, Harris became a significant stockholder of the Company. The Company also leases three of the Harris/Gottschalks locations from ECI. (See Note 2 to the Consolidated Financial Statements).

OPERATING STRATEGY

          Merchandising Strategy.  The
Company's merchandising strategy is directed at offering and promoting nationally advertised, brand-name merchandise recognized by its customers for style and value. Brand-name merchandise is complemented with offerings of private-label and other higher and budget-priced merchandise. Brand-name apparel, shoe, cosmetic and accessory lines carried by the Company include Estee Lauder, Lancome, Clinique, Chanel, Dooney & Bourke,
Nine West, Liz Claiborne, Carole Little,
Calvin Klein, Ralph Lauren (Polo and Chaps),
Guess, Nautica, Karen Kane, Tommy Hilfiger,
Esprit, Evan Picone, Haggar, Koret and Levi
Strauss. Brand-name merchandise carried for the home includes Lenox, Krups, Calphalon, Royal Velvet, Ralph Lauren, Tommy Hilfiger,
KitchenAid and Samsonite. The Company also purchases merchandise from numerous other suppliers. In no instance did purchases from any single vendor amount to more than 5% of the Company's net purchases in fiscal 1999. In the Company's stores, brand-name merchandise is prominently displayed, often using vendor supplied fixtures and signage. The Company's merchandising activities are conducted centrally from its corporate offices in Fresno, California.

          The Company's merchandise mix as a
percentage of total sales is reflected in the following table:


                              Fiscal Years
                    1999   1998    1997    1996    1995
Women's Apparel     26.6%  27.0%   27.2%   26.3%   25.9%
Cosmetics, Shoes
  & Accessories(1)  22.2   19.0    17.8    17.5    17.2
Men's Apparel       13.7   14.0    14.0    14.5    14.3
Junior's and Children's
  Apparel           10.3   10.1    10.5    10.7    10.9
Shoes, Fine Jewelry
 & Other Leased
 Departments(1)      5.1    7.7     7.8     7.8     7.4
Home                22.1   22.2    22.7    23.2    24.3

  Total Sales (2)  100.0% 100.0%  100.0% 100.0% 100.0%
 _____________________


          (1)  The increase in cosmetics, shoe and
             accessory sales from fiscal 1998 to 1999, and the corresponding decrease in leased department sales, is primarily due to the conversion of the shoe departments in twenty-eight Gottschalks department stores from leased departments to owned departments on August 1, 1999. Prior to August 1, 1999, these shoe departments were operated by an independent lessee. The shoe departments in the eight acquired Harris/Gottschalks locations have been operated as owned departments since the acquisition of those stores in August 1998. The shoe departments in the other two Harris/Gottschalks locations were converted from leased to owned departments in February 1999.

          (2) Pursuant to Staff Accounting
             Bulletin ("SAB") No. 101,
             "Revenue Recognition in
             Financial Statements", sales
             amounts reported in the
             Company's consolidated income
             statements do not include sales
             applicable to leased
             departments. Leased department
             sales are included in the table
             above, however, in order to
             facilitate an understanding of
             the Company's sales relative to
             its selling square footage.

          Store Location and Expansion
Strategy. The Company's stores are located primarily in diverse, growing, non-major metropolitan areas in the western United
States. Management believes the Company has a competitive advantage in offering moderate to better brand-name merchandise and a high level of service to customers in secondary markets where there is strong demand and fewer competitors offering such merchandise. The
Company has historically avoided expansion into major metropolitan areas which are well served by the Company's larger competitors.
Some of the Company's stores located in
California are in agricultural areas and cater to mature customers with above average levels of disposable income.

          Most of the Company's department
stores are anchor tenants of regional shopping malls. Other anchor tenants in the malls generally complement the Company's goods with a mixture of competing and non-competing merchandise, and serve to increase customer foot traffic within the mall. In recent years, the Company has also opened new stores in strategically located strip centers. With new regional shopping mall construction on the decline, management believes the Company has a competitive advantage in being willing to accommodate diverse locations into its operation that may not be desired by its larger competitors that adopt a more standardized approach to expansion.

          The Company generally seeks to open
two new department stores per year, although more stores may be opened in any given year if it is believed to be financially attractive to the Company. As part of its expansion strategy, the Company may also pursue selective strategic acquisitions. (See Part I, Item I, "Business Acquisitions Recent
Developments".) The Company has also continued to invest in the renovation and refixturing of its existing store locations in an attempt to maintain and improve market share in those market areas. Store renovation projects can range from updating decor and improving in-store lighting, fixturing, wall merchandising and signage, to more extensive remodeling and expansion projects. The Company sometimes receives reimbursement from mall owners and vendors for certain of its new store construction costs and costs associated with the renovation and refixturing of existing store locations. Such contributions have enhanced the Company's ability to enter into attractive market areas that are consistent with the Company's long-term expansion plans.

          The following tables present
selected data related to the Company's stores for the fiscal years indicated:



Stores open at                                Fiscal Years
year-end:                1999        1998       1997       1996        1995
                         ----        ----       ----       ----        ----
Department stores         42          40(1)       34          32           31
Specialty stores (2)      20          22          25          27           29
                          --          --          --          --           --
    TOTAL                 62          62          59          59           60
                          ==          ==          ==          ==           ==

Gross store square
footage (in thousands):

Department stores      4,377       4,301       3,391       3,175        2,878
Specialty stores          77          83          94         101          106
                       -----       -----       -----       -----        -----
    TOTAL              4,454       4,384       3,485       3,276        2,984
                       =====       =====       =====       =====        =====
_______________________________


          (1)   The Company acquired nine
          stores from Harris in August 1998,
          Cosing one of the stores acquired on
          January 31, 1999, as planned. Two of
          the stores acquired are located in
          malls with pre-existing Gottschalks
          locations. The Company combines
          separate locations within the same
          mall for the purpose of determining
          the total number of stores being
          operated, resulting in a net
          addition of six department stores in
          fiscal 1998.

          (2)        The Company has continued
          to close certain free-standing
          Village East
          stores as their leases expire and
          incorporate those stores as separate
          departments into nearby Gottschalks
          department stores. Sales generated
          by these departments are combined
          with total specialty store sales for
          reporting purposes.

          As of the end of fiscal 1999, the
Company operated thirty-eight department stores in California, two in Nevada and one each in Oregon and Washington. Following is a summary of the Company's department store locations, by store size:





                                                            # of
                                                           stores
                                                            open
                                                           ------
          Larger than 200,000 gross square feet                3
          150,000 - 199,000 gross square feet                  7
          100,000 - 149,999 gross square feet                  8
           50,000 -  99,000 gross square feet                 19
           25,000 -  49,000 gross square feet                  5
                                                             ---
                TOTAL                                         42
                                                             ===


          Sales Promotion Strategy.  The
Company's sales promotion strategy is based on a multi-media approach, using newspapers, television, radio, direct mail and catalogs to highlight seasonal promotions, selected brand-name merchandise and frequent storewide sales events. Advertising efforts are focused on communicating branded merchandise offered by the Company, and the high levels of quality, value and customer service available in the Company's stores. In its efforts to improve the effectiveness of its advertising expenditures, the Company uses data captured through its proprietary credit card and third party credit cards to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments or store locations.

          The Company's sales promotion
strategy also focuses on special events such as fashion shows, bridal shows and wardrobing seminars in its stores and in the communities in which they are located to convey fashion trends to its customers. The Company receives reimbursement for certain of its promotional activities from some of its vendors.

                The Company offers selected
merchandise, a complete Bridal Registry
service, and other general corporate
information on the World Wide Web at
http://www.gottschalks.com, and sells
merchandise through its mail order department.

          Customer Service.  Management
believes one way the Company can differentiate itself from its competitors is to provide a consistently high level of customer service.
The Company has a "Four Star" customer service program, designed to continually emphasize and reward high standards of customer service in the Company's stores. Sales associates are encouraged to keep notebooks of customers' names, clothing sizes, birthdays, and major purchases and to telephone customers about promotional sales and send thank-you notes and other greetings to their customers during their normal working hours. Product seminars and other training programs are frequently conducted in the Company's stores and its corporate headquarters to ensure that sales associates will be able to provide useful product information to customers. The Company also offers opportunities for management training and leadership classes for those associates identified for promotion within the Company. Various financial incentives are offered to the Company's sales associates for reaching sales performance goals.

          In addition to providing a high
level of personal sales assistance, management believes that well-stocked stores, a liberal return and exchange policy, frequent sales promotions and a conveniently located and attractive shopping environment enhance the customers' shopping experience and increase customer loyalty. Management also believes that maintaining appropriate staffing levels in its stores, particularly at peak selling periods, is essential for providing a high level of customer service.

          Distribution of Merchandise.  The
Company's 420,000 square foot distribution center is centrally located in Madera, California and serves all of the Company's store locations, including its store locations outside California. The distribution center presently has the capacity to process merchandise for up to fifty-five department store locations, but was designed to provide for the future growth of the Company and the expansion of its capacity beyond that amount.

          The Company currently receives
substantially all of its merchandise at the distribution center and makes daily distributions to the stores. The Company has continued to focus on the adoption of new technology and operational best practices at its distribution center with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. The Company's logistical system, installed in fiscal 1998, has reduced the manual handling of a large percentage of incoming merchandise, and through the use of "cross docking" techniques, enables the Company to process merchandise through the distribution center and to the stores in minutes and hours as compared to several days in the past. Currently, approximately 56% of merchandise is processed using cross-docking techniques. In addition, over 90% of merchandise received by the Company is shipped by vendors which provide the Company with an advance shipping notice
("ASN"), which is an electronic document transmitted by a vendor that details the contents of each carton in route to the distribution center. These vendors ship only floor-ready merchandise which arrives on approved hangers pre-tagged with universal product code ("UPC") tickets, a bar coded price label containing item numbers, retail prices and other information that can be electronically translated into the Company's inventory systems. The Company also has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines for shipping merchandise using
ASN's and in floor-ready status are charged specified fees depending upon the degree of non-compliance. Such fees are intended to offset higher costs associated with the processing of such merchandise.

          The Company is presently evaluating
several alternatives for the expansion of its distribution center in the event the proposed acquisition of Lamonts is approved. The
Company currently expects it will receive and process merchandise for the Lamonts stores at the Lamonts' distribution center, which is located in Kent, Washington, and managed by an independent operator. (See "Business
Acquisitions  Recent Developments.")

          Private-Label Credit Card.  The
Company issues its own credit card, which management believes enhances the Company's ability to generate and retain market acceptance and increase its sales and other revenues. As described more fully in Note 3 to the Consolidated Financial Statements, the
Company sells its customer credit card
receivables to its wholly-owned subsidiary,
GCRC, on an ongoing basis in connection with a receivables securitization program. The
Company has continued to service and
administer the receivables under the program.

          The following table represents a
summary of information related to the
Company's credit card receivable portfolio for the fiscal years indicated:


                                  Fiscal Years
                         1999      1998     1997     1996     1995
                        -----     -----     ----     ----    -----
                                (In thousands of dollars)

Average credit
 card receivables
 serviced (1)            $79,125   $69,143   $64,612  $64,162  $62,492

Service charge income     15,482    13,431    11,618   10,493   10,937

Credit sales as a
  % of total sales          44.2%     43.1%     43.7%    43.1%    43.6%

_______________________


               (1)        Includes receivables
               sold, the retained interest in
               receivables sold, and other
               receivables, all of which are
               serviced by the Company.


     The Company has a variety of credit-
related programs which management believes have improved customer service and have increased service charge revenues. Such programs include:

            -  an "Instant Credit" program,
               through which successful credit
               applicants receive a discount
               ranging from 10% to 50%
               (depending on the results of
               the Instant Credit scratch-off
               card) on the first day's
               purchases made with the
               Company's credit card;

            -  a "55-Plus" charge account
               program, which offers
               additional merchandise and
               service discounts to customers
               55 years of age and older;

            -  "Gold Card" and "55-Plus Gold
               Card" programs, which offer
               special services at a discount
               for customers who have a
               minimum net spending history on
               their charge accounts of $1,000
               per year; and

            -  The "Gottschalks Rewards"
               program, which offers an annual
               rebate certificate for up to 5%
               of annual credit purchases on
               the Company's credit card (up
               to a maximum of $10,000 of
               annual purchases) which can be
               applied towards future
               purchases of merchandise.

          As of March 31, 2000, the Company
had approximately 650,000 active credit card holders. Management believes holders of the Company's credit card typically buy more merchandise from the Company than other customers.

          Competition and Seasonality.  See
Part I, Item I, "Risk Factors -- Competition" and "Risk Factors -- Seasonality and Weather".

          Employees.   As of January 29, 2000,
the Company had 6,550 employees, including
1,950 employees working part-time (less than 20 hours per week on a regular basis). The
Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. None of the Company's employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.

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

FORWARD-LOOKING STATEMENTS

          This Form 10-K contains certain
"forward-looking statements" regarding
activities, developments and conditions that the Company anticipates may occur or exist in the future relating to things such as:

         -   revenues and earnings;
         -   savings or synergies from
             acquisitions;
         -   future capital expenditures;
         -   its expansion strategy;
         -   the impact of sales promotions
             and customer service programs on
         -   consumer spending;
             the utilization of consumer
             credit programs.


Such forward-looking statements can be
identified by words such as: "believes", "anticipates", "expects", "intends", "seeks",
"may", "will" and "estimates". The Company bases its forward-looking statements on its current views and assumptions. As a result, those statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted.
Some of the factors that could cause the Company's results to differ from those predicted include the following risk factors.
The following list of important factors is not exclusive and the Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the statement is made.

RISK FACTORS

          General Economic and Market
Conditions. The Company's stores are located primarily in non-major metropolitan and agricultural areas in the western United
States. A substantial portion of the stores are located in California. The Company's success depends upon consumer spending, which may be materially and adversely affected by any of the following events or conditions:

           -   a downturn in the national
               economy or in the California
               economy;
           -   a downturn in the local economies
               where the stores are located;
           -   a decline in consumer confidence;
           -   an increase in interest rates;
           -   inflation or deflation;
           -   consumer credit availability;
           -   consumer debt levels;
           -   tax rates and policy; and
               unemployment trends.

          Seasonality and Weather.  Seasonal
influences affect the Company's sales and profits. The Company experiences its highest levels of sales and profits during the Christmas selling months of November and December, and, to a lesser extent, during the Easter holiday and Back-to-School seasons.
The Company has increased working capital needs prior to the Christmas season to carry significantly higher inventory levels and generally increases its selling staff levels to meet anticipated demands. Any substantial decrease in sales during its traditional peak selling periods could materially adversely impact the Company's business, financial condition and results of operations. Factors that could cause results to vary include:

           - the timing and level of sales
             promotions;
           -  the weather;
           -  fashion trends;
           -  local unemployment levels; and
              the overall health of the
              national and local economies.

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

          Expansion Strategy - Future Growth
and Recent Acquisitions.  The Company's
expansion strategy involves remodeling and expanding existing stores and acquiring or opening new stores. The successful implementation of such expansion plans
(including any potential acquisitions) depends upon many factors, including the ability of the Company to:

          -  identify, negotiate, finance,
             obtain, construct, lease or
             refurbish suitable store sites;
          -  hire, train and retain qualified
             personnel; and
          -  integrate new stores into
             existing information systems and
             operations.

          The Company cannot guarantee that it
will achieve its targets for remodeling or expanding existing stores or for opening new stores, or that such stores will operate profitably when opened or acquired. If the Company fails to effectively implement its expansion strategy, it could materially and adversely affect the Company's business, financial condition and results of operations.

          Competition.  The retail business is
highly competitive. The Company's primary competitors include national, regional and local chain department and specialty stores, general merchandise stores, discount and off-price retailers and outlet malls. Increased use and acceptance of the internet and other home shopping formats also creates increased competition. Some of these competitors offer similar or better branded merchandise and have greater financial resources to purchase larger quantities of merchandise at lower prices.
The Company's success in counteracting these competitive pressures depends on its ability to:

         -   offer merchandise which reflects
             the different regional and
             local needs of its customers;
         -   differentiate and market itself
             as a home-town, locally-oriented
             store (as opposed to its more
         -   nationally focused competitors);
             and continue to shift its
             merchandise mix to a higher
             proportion of better branded
             merchandise.

           Existing or new competitors,
however, may begin to carry such brand-name merchandise or increase their offering of better quality merchandise which may negatively impact the Company's business, financial condition and results of operations.

          Vendor Relations.   The Company
believes its close relationships with its key vendors enhance its ability to purchase brand-name merchandise at competitive prices. If the Company loses key vendor support, is unable to participate in group purchasing activities or its vendors withdraw brand-name merchandise, it could have a material adverse effect on the Company's business, financial condition and results of operations. The
Company cannot guarantee that it will be able to acquire brand-name merchandise at competitive prices or on competitive terms in the future.

          Leverage and Restrictive Covenants.
Due to the level of the Company's
indebtedness, any material adverse development affecting the Company could significantly limit its ability to withstand competitive pressures and adverse economic conditions, take advantage of expansion opportunities or to meet its obligations as they become due.
The Company's existing debt agreements impose operating and financial restrictions that limit the Company's ability to make dividend payments and grant liens, among other matters.

          Interest Rate Risk.  The Company's
borrowings under its revolving line of credit facility bear a variable interest rate. If interest rates increase significantly, the
Company's financial results could be
materially adversely affected. See Item 7A, "Quantitative and Qualitative Disclosures
About Market Risk."

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

          Securitization of Accounts
Receivable. The Company securitizes the receivables generated under its private-label credit card. Under the securitization program, the Company sells such receivables to a wholly-owned, special purpose entity which issues securities representing interests in the receivables to investors. The Company cannot guarantee that it will continue to generate receivables by credit card holders at the same rate, or that it will establish new credit card accounts at the rate it has in the past.
Any material decline in the generation of receivables or in the rate of cardholder payments on accounts could have a material adverse effect on the Company's financial condition and results of operations.

          Dependence on Key Personnel.  The
Company's success depends to a large extent on its executive management team. The loss of the services of certain of its executives could have a material adverse effect on the Company.
The Company cannot guarantee that it will be able to retain such key personnel or attract additional qualified members to its management team in the future.

          Labor Conditions.  The Company
depends on attracting and retaining a large number of qualified employees to maintain and increase sales and to execute its customer service programs. Many of the employees are in entry level or part-time positions with historically high levels of turnover. The
Company's ability to meet its employment needs is dependent on a number of factors, including the following factors which affect the Company's ability to hire or retain qualified employees:

          -  unemployment levels;
          -  minimum wage legislation; and
             changing demographics in the
             local economies where stores are
             located.

Item 2.   PROPERTIES

          Corporate Offices and Distribution
Center. The Company's corporate headquarters are located in an office building in northeast
Fresno, California, constructed in 1991 by a limited partnership in which the Company is the sole limited partner holding a 36% interest in the partnership and the building constructed. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in the year 2011.
The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. The
Company believes that its current office space is adequate to meet its long-term office space requirements.

          The Company's distribution center,
completed in 1989, was constructed and
equipped to meet the Company's long-term merchandise distribution needs. The 420,000 square foot distribution facility is strategically located in Madera, California to economically service the Company's existing store locations in the western United States and its projected future market areas. The
Company leases the distribution facility from an unrelated party under a 20-year lease expiring in the year 2009, with six consecutive five-year renewal options.

          Store Leases and Locations.   The
Company owns six of its forty-two department stores, and leases the remaining thirty-six department stores and all of its twenty specialty stores. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available. Additional information pertaining to the Company's store leases is included in Note 8 to the Consolidated Financial Statements.

          The following table contains
specific information about each of the
Company's stores open as of the end of fiscal
1999. All locations are in the State of
California except as noted:

                                               Expiration
                     Gross(1)                   Date of
                     Square          Date       Current        Leased
                      Feet          Opened       Lease (2)    or Owned
                    --------        ------     ----------     --------
DEPARTMENT STORES:

Northern Region (19 Gottschalks locations):
Antioch............. 80,000          1989        N/A (3)       Owned
Auburn.............. 40,000          1995        2005          Leased
Carson City, Nevada. 68,000          1995        2005          Leased
Chico............... 85,000          1988        2017          Leased
Danville............ 42,200          1999        2009          Leased
Davis............... 34,000          1999        2020          Leased
Eureka.............. 96,900          1989        N/A (3)       Owned
Klamath Falls,
  Oregon............ 65,400          1992        2007          Leased
Modesto:
  Vintage Faire.....161,500          1977        2007          Leased
  Century Center.... 65,000          1984        2013          Leased
Reno, Nevada........138,000          1996        2016          Leased
Sacramento..........194,400          1994        2014          Leased
Santa Rosa..........131,300          1997        2017          Leased
Sonora.............. 59,800          1997        2017          Leased
Stockton............ 90,800          1987        2009          Leased
Tacoma, Washington..119,300          1992        2012          Leased
Tracy...............113,000          1995        2015          Leased
Woodland............ 57,300          1987        2017          Leased
Yuba City........... 80,000          1989        N/A(3)        Owned
Central Region (13 Gottschalks locations):
Bakersfield,
  Valley Plaza...... 90,000          1987        2017          Leased
Capitola............105,000          1990        2015          Leased
Clovis..............101,400          1988        2018          Leased
Fresno:
  Fashion Fair......163,000          1970        2016          Leased
  Fig Garden........ 36,000          1983        2005          Leased
  Manchester........175,600          1979        2009          Leased
Hanford............. 98,800          1993        N/A(3)        Owned
Merced.............. 60,000          1983        2013          Leased
Oakhurst............ 25,600          1994        2005          Leased
San Luis Obispo..... 99,300          1986        N/A(3)        Owned
Santa Maria.........114,000          1976        2006          Leased
Visalia.............150,000          1995        2014          Leased
Watsonville......... 75,000          1995        2006          Leased

Southern Region (10 Harris/Gottschalks locations) (4):

Bakersfield, East
 Hills:
  Women's, Shoes and
    Accessories.....105,000          1998        2008(5)       Leased
  Men's, Children's
    and Home........ 92,900          1988        2009          Leased
Hemet............... 51,000          1998        2005          Leased
Indio............... 60,000          1998        2005          Leased
Moreno Valley.......153,000          1998        2008(5)       Leased
Palmdale:
  Women's, Shoes and
    Accessories.....114,000          1998        2008(5)       Leased
  Men's, Children's
    and Home........114,900          1990        N/A(3)        Owned
Palm Springs........ 82,000          1991        2015          Leased
Redlands............106,000          1998        2007          Leased
Riverside...........208,000          1998        2002          Leased
San Bernardino......204,000          1995        2017          Leased
Victorville......... 71,000          1998        2006          Leased

Total Department
  Store Square
  Footage........ 4,377,400

SPECIALTY STORES:

Gottschalks:
Aptos............... 11,200          1988        2004          Leased
Redding.............  7,800          1993    Automatically     Leased
                                             renews every
                                               60 days
Scotts Valley....... 11,200          1988        2001          Leased

Village East:
Antioch.............  2,100          1989        2005          Leased
Capitola............  2,360          1991        2009          Leased
Carson City, Nevada.  3,400          1995        2005          Leased
Chico...............  2,300          1988        2005          Leased
Clovis..............  2,300          1988        2009          Leased
Eureka..............  2,820          1989        2004          Leased
Fresno, Fig Garden..  2,800          1986     Monthly(6)       Leased
Hanford.............  2,800          1993        2008          Leased
Modesto.............  2,730          1986        2005          Leased
Sacramento..........  2,700          1994        2004          Leased
San Luis Obispo.....  2,500          1987        2011          Leased
Stockton............  1,800          1989     Monthly(6)       Leased
Tacoma, Washington..  4,000          1992        2012          Leased
Tracy...............  3,400          1995        2006          Leased
Visalia.............  3,400          1975        2005          Leased
Woodland............  2,000          1987     Monthly(6)       Leased
Yuba City...........  3,200          1990        2000          Leased

Total Specialty Store
  Square Footage.... 76,810

Total Square
  Footage.........4,454,210
__________________________


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

          (3)  These stores are Company owned
          and have been pledged as security
          for various mortgage obligations of
          the Company. (See Note 6 to the
          Consolidated Financial Statements.)

          (4)        The Company acquired nine
          stores from Harris in August 1998,
          closing one of the acquired stores
          in January 1999, as planned. The
          Company also converted two of its
          Gottschalks stores located in close
          proximity to the Harris/Gottschalks
          stores, bringing the total number of
          Harris/Gottschalks stores operated
          to ten as of January 29, 2000.

     (5)  These leases are with ECI, an
          affiliate of the Company.

     (6) These leases are renewable on a month-to-month basis.


Item 3.   LEGAL PROCEEDINGS

          The Company is party to legal
proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITIES HOLDERS

          No matters were submitted to a vote
of security holders of the Company during the fourth quarter of the fiscal year covered in this report.

                            PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON
          EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's common stock is listed
for trading on both the New York Stock
Exchange ("NYSE") and the Pacific Stock
Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol "GOT" during the periods indicated:

                                1999            1998
                           -------------    ------------
Fiscal Quarters            High      Low     High    Low
                           ----      ---     ----    ---
1st Quarter              7 13/16   6  3/4    9 1/4   6 13/16
2nd Quarter              9  3/16   7  3/16   8 7/8   7   3/4
3rd Quarter              9  3/16   8  1/16   8 3/4   6  9/16
4th Quarter              9  1/16   6 13/16   7 15/16 6   7/8

     On March 31, 2000, the Company had 835
stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The sales price of the Company's common stock as reported by the NYSE on March 31, 2000 was $5 per share.

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

Item 6.   SELECTED FINANCIAL DATA

          The Company reports on a 52/53 week
fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 29,
2000, January 30, 1999, January 31, 1998,
February 1, 1997, and February 3, 1996 are referred to herein as fiscal 1999, 1998, 1997, 1996 and 1995, respectively. All fiscal years noted include 52 weeks, except for fiscal
1995,which includes 53 weeks.

          The selected financial data below
should be read in conjunction with Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial
Statements of the Company and related notes included elsewhere herein. The Company completed the acquisition of nine stores from Harris on August 20, 1998, closing one of the acquired stores on January 31, 1999, as planned. The acquisition has affected the comparability of the Company's financial results. In addition, effective fiscal 1999, the Company adopted the provisions of SAB No.
101, which requires that leased department sales no longer be combined with owned sales for financial reporting purposes. The Company, like most retailers, previously combined sales from leased departments with owned sales, with the related costs combined with cost of sales.
All prior year amounts have been reclassified to conform with the required presentation.


RESULTS OF OPERATIONS:
                                                  Fiscal Years
                              1999      1998      1997      1996      1995
                              ----      ----      ----      ----      ----
                                 (In thousands of dollars, except share data)

Net sales                   $539,398   $476,925  $413,013  $389,378   $371,275
Net credit revenues            8,573      6,897     6,385     4,775      4,272
Net leased department
  revenues (1)                 4,209      5,944     5,135     4,198      4,896
                             -------    -------   -------   -------    -------
Total revenues               552,180    489,766   424,533   398,351    380,443

Costs and expenses:
  Cost of sales              353,660    313,074   274,514   259,158    253,333
  Selling, general and
    administrative
    expenses                 166,027    150,884   130,922   123,860    120,637
  Depreciation and
    amortization(2)            9,465      8,040     6,078     5,585      5,568
  New store pre-opening costs    495        421       589     1,337      2,524
  Asset impairment charge (3)  1,933
  Acquisition related
    expenses                                859       673
                             -------    -------   -------   -------    -------
  Total costs and expenses   531,580    473,278   412,772   389,940    382,062
                             -------    -------   -------   -------    -------

Operating income (loss)       20,600     16,488    11,757     8,411     (1,619)

Other (income) expense:
 Interest expense             11,279      9,470     7,325     8,111      7,718
 Miscellaneous income         (1,555)    (2,011)   (1,955)   (2,792)      (726)
                             -------    -------   -------   -------    -------
                               9,724      7,459     5,370     5,319      6,922
                             -------    -------   -------   -------    -------
Income (loss) before
  income tax expense
  (benefit)                   10,876      9,029     6,387     3,092     (8,611)

Income tax expense
  (benefit)                    4,240      3,747     2,657     1,258     (2,972)
                             -------    -------    ------    ------    -------
Net income (loss)           $  6,636   $  5,282  $  3,730  $  1,834   $ (5,639)
                             =======    =======   =======   =======    =======
Net income (loss)
 per common share -
  basic and diluted         $   0.53   $   0.46  $   0.36  $   0.18   $  (0.54)
                             =======    =======   =======   =======    =======
Weighted-average
  number of common
  shares outstanding:
     Basic                    12,577     11,418    10,474    10,461     10,416
     Diluted                  12,616     11,449    10,491    10,461     10,416





SELECTED BALANCE SHEET DATA:
                                             Fiscal Years
                            1999      1998      1997      1996     1995
                            ----      ----      ----      ----     ----
                                       (In thousands of dollars)

Retained interest in
 receivables sold          $29,138   $ 37,399  $ 15,813  $ 20,871  $ 25,892
Credit card receivables,
 net                         3,508     15,675     3,085     1,818     1,575
Merchandise
 inventories               130,028    123,118    99,294    89,472    87,507
Property and
 equipment, net            120,393    113,645    99,057    87,370    89,250
Total assets               314,004    324,304   242,311   232,400   239,041
Working capital            104,719     96,231    67,579    70,231    42,904
Long-term obligations,
 less current portion       80,674     74,114    62,420    60,241    34,872
Subordinated note
 payable to affiliate       20,961     20,618      ---      ---      ---
Stockholders' equity       110,238    103,468    83,905    80,139    77,917



OTHER SELECTED DATA:
                                              Fiscal Years
                          1999      1998      1997      1996     1995
                          ----      ----      ----      ----     ----
                       (In thousands of dollars, except other selected data)
Sales growth:
 Total store sales        9.9%      15.4%      6.2%     5.3%    10.3%
 Comparable store sales,
   including leased
   departments            4.8%       2.1%      3.3%     1.4%    (3.1%)
Comparable store sales,
   excluding leased
   departments (4)        7.7%        ---       ---      ---      ---

Comparable stores data (5):
 Sales per selling
  square foot          $   168    $   170   $   160   $  170  $   181
 Selling square
  footage                2,758      2,621     2,642    2,161    1,892

Capital expenditures   $16,059    $16,801   $14,976   $6,845  $12,773
Current ratio           2.42:1     1.98:1    2.01:1   2.10:1   1.45:1
_______________________________________


     (1) Net leased department revenues consist of sales totaling $29.0 million, $40.2 million, $35.2 million, $32.8 million and $29.8 million in fiscal 1999, 1998, 1997, 1996 and 1995, respectively, less cost of sales.

          (2)           Depreciation and
          amortization includes amortization
          of goodwill totaling $536,000 in
          fiscal 1999, $291,000 in fiscal 1998
          and $116,000 in each of the fiscal
          years 1997 through 1995.

          (3)           Represents a non-
          recurring charge related to an
          investment in a co-operative buying
          group. Excluding this amount, net
          income for fiscal 1999 was $7.8
          million, or $0.62 per share.

          (4)           Comparable
          store sales amounts for fiscal 1999
          were materially affected by the
          termination of the shoe department
          leases in the twenty-eight
          Gottschalks stores effective August
          1, 1999, and by the implementation
          of SAB No. 101, which requires the
          Company to report sales in leased
          departments separately from sales in
          owned departments. Comparable store
          sales data for fiscal years 1995 -
          1998 would not be materially
          affected by the exclusion of leased
          department sales, due to the
          consistency of the contribution of
          those departments during those
          years.

     (5)  Includes leased department sales in
          order to facilitate an understanding
          of the Company's sales relative to
          its selling square footage.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS

          Following is management's discussion
and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying Consolidated
Financial Statements. As described more fully in Note 2 to the Consolidated Financial
Statements, the Company completed the
acquisition of nine stores from Harris on August 20, 1998, closing one of the acquired stores on January 31, 1999, as planned. As noted below, the acquisition has affected the comparability of the Company's financial results. In addition, effective fiscal 1999, the Company implemented the provisions of SAB
No. 101, which requires that leased department sales no longer be combined with owned sales for financial reporting purposes. The Company, like most retailers, previously combined sales from leased departments with owned sales, with the related costs combined with cost of sales.
All prior year amounts have been reclassified to conform with the required presentation.

Results of Operations

          The following table sets forth for
the periods indicated certain items from the Company's Consolidated Income Statements, expressed as a percent of net sales:




                                               Fiscal Years
                                      1999         1998         1997
                                     -----        -----         -----
Net sales                            100.0%        100.0%       100.0%
Net credit revenues                    1.6           1.5          1.5
Net leased department revenues         0.8           1.2          1.2
                                     -----         -----        -----
                                     102.4         102.7        102.7

Costs and expenses:
   Cost of sales                      65.6          65.6         66.4
   Selling, general and
     administrative expenses          30.8          31.6         31.7
   Depreciation and amortization       1.7           1.7          1.5
   New store pre-opening costs         0.1           0.1          0.1
   Asset impairment charge             0.4
   Acquisition related costs                         0.2          0.2
                                     -----         -----        -----
                                      98.6          99.2         99.9
                                     -----         -----        -----
Operating income                       3.8           3.5          2.8

Other (income) expense:
   Interest expense                    2.1           2.0          1.8
   Miscellaneous income               (0.3)         (0.4)        (0.5)
                                     -----         -----         -----
                                       1.8           1.6          1.3
                                     -----         -----         -----
Income before income tax expense       2.0           1.9          1.5

  Income tax expense                   0.8           0.8          0.6
                                     -----         -----         -----
Net income                             1.2%          1.1%         0.9%
                                     =====         =====         =====

Fiscal 1999 Compared to Fiscal 1998

Net Sales

          Net sales increased by approximately
$62.5 million, or 13.1%, to $539.4 million in fiscal 1999 as compared to $476.9 million in fiscal 1998. This increase is primarily due to additional sales volume generated by the eight new Harris/Gottschalks locations which were not open for the entire period in the prior year, and by two new stores opened in Davis and Danville, California in October and November 1999, respectively. The increase is also due to a 7.7% increase in comparable store sales, resulting partially from the conversion of the shoe departments in twenty-eight Gottschalks locations from leased to owned departments, effective August 1, 1999.
Pursuant to SAB No. 101, sales generated in these shoe departments prior to the termination of the lease on August 1, 1999 are included in Net Leased Department Revenues, as described below.

Net Credit Revenues

          Net credit revenues associated with
the Company's private label credit card
increased by approximately $1.7 million, or 24.3%, in fiscal 1999 as compared to fiscal
1998. As a percent of net sales, net credit revenues increased to 1.6% of net sales in fiscal 1999 as compared to 1.5% in fiscal
1998. Net credit revenues consist of the following:


(In thousands of dollars)                         1999      1998
-----------------------------------------------------------------------
Service charge revenues                           $15,482      $13,431
Interest expense on securitized
  receivables                                      (4,069)      (3,314)
Charge-offs on receivables sold and
  provision for credit losses on
  receivables ineligible for sale                  (3,013)      (3,175)
Gain (loss) on sale of receivables                    173          (45)
                                                   ------       ------
                                                  $ 8,573      $ 6,897
                                                   ======       ======


          Service charge revenues increased by
approximately $2.1 million, or 15.3%, in fiscal 1999 as compared to fiscal 1998. This increase is primarily due to additional service charge revenues generated by customer credit card receivables acquired from Harris, a change in the method of assessing service charges to an average-daily balance method effective April 1999 (previously assessed based on the balance as of the end of a billing period), and an increase in the volume of late charge fees collected on delinquent credit card balances. The Company's credit sales as a percent of total sales increased to 44.2% in fiscal 1999 as compared to 43.1% in fiscal 1998.

          Interest expense on securitized
receivables increased by $755,000, or 22.8%, in fiscal 1999 as compared to fiscal 1998.
This increase is primarily due to a higher level of outstanding securitized borrowings during the period, combined with a higher weighted-average interest rate applicable to such borrowings (7.59% in fiscal 1999 as compared to 7.30% in fiscal 1998). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale decreased by $162,000, or 5.1%, in fiscal
1999 as compared to 1998, primarily due to a favorable trend in credit losses during the period.

          The Company accounts for the sale of
receivables pursuant to its securitization program in accordance with Statement of Financial Accounting Standards ("SFAS") No.
125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 has not materially affected the Company's operating results since its initial implementation in fiscal 1997.

Net Leased Department Revenues

          Net rental income generated by the
Company's various leased departments decreased by approximately $1.7 million, or 29.2%, to $4.2 million in fiscal 1999 as compared to $5.9 million in fiscal 1998. This decrease is primarily due to the termination of the shoe department leases in twenty-eight Gottschalks locations effective August 1, 1999. Shoe department sales in those locations after August 1, 1999 are included in total sales for financial reporting purposes.

          As required by SAB No. 101, leased
department revenues are presented net of the related costs for financial reporting purposes. Sales generated by the Company's leased departments, consisting primarily of the shoe departments (prior to August 1, 1999), fine jewelry departments and the beauty salons, totaled $29.0 million in fiscal 1999 and $40.2 million in fiscal 1998.

Cost of Sales

          Cost of sales, which includes costs
associated with the buying, handling and distribution of merchandise, increased by approximately $40.6 million to $353.7 million in fiscal 1999 as compared to $313.1 million in fiscal 1998, an increase of 13.0%. These increases are due to the increase in sales.
The Company's gross margin percentage remained unchanged at 34.4% in fiscal 1999 and fiscal
1998.

Selling, General and Administrative Expenses

          Selling, general and administrative
expenses increased by approximately $15.1 million to $166.0 million in fiscal 1999 as compared to $150.9 million in fiscal 1998, an increase of 10.0%. As a percent of net sales, selling, general and administrative expenses decreased to 30.8% in fiscal 1999 as compared to 31.6% in fiscal 1998, primarily due to higher sales volume gained through the acquisition of the Harris stores, combined with on-going Company-wide cost reduction efforts.

Depreciation and Amortization

          Depreciation and amortization
expense increased by approximately $1.5
million to $9.5 million in fiscal 1998 as compared to $8.0 million in fiscal 1998, an increase of 17.7%. As a percent of net sales, depreciation and amortization remained unchanged at 1.7% in fiscal 1999 and fiscal
1998. The dollar increase is primarily due to additional depreciation related to assets acquired from Harris and capital expenditures for the renovation of existing stores, and a full year of amortization of ($421,000 in fiscal 1999 as compared to $176,000 in fiscal
1998).

New Store Pre-Opening Costs

          New store pre-opening costs of
$495,000 were recognized in fiscal 1999, representing costs incurred in connection with the opening of two new stores in Davis and Danville, California in October and November
1999, respectively. New store pre-opening costs incurred in fiscal 1998, totaling
$421,000, related to the amortization of costs arising from two new store openings in fiscal
1997.

Non-Recurring Items

          The Company recognized a non-
recurring asset impairment charge of $1.9 million in fiscal 1999 related to an investment in a cooperative merchandise buying group accounted for on the cost method.

          Fiscal 1998 results include
acquisition related expenses of $859,000, consisting primarily of costs incurred prior to the elimination of duplicative operations of Harris, including merchandising, advertising, credit and distribution functions. By the end of fiscal 1998, all duplicative operations of Harris had been eliminated.

Interest Expense

          Interest expense, which includes the
amortization of deferred financing costs, increased by approximately $1.8 million to $11.3 million in fiscal 1999 as compared to $9.5 million in fiscal 1998, an increase of 19.1%. As a percent of net sales, interest expense increased to 2.1% in fiscal 1999 as compared to 2.0% in fiscal 1998. These increases are primarily due to additional interest associated with Subordinated Note issued to Harris (see Note 7 to the Consolidated Financial Statements), combined with higher average outstanding borrowings under the Company's working capital facility, which were required to facilitate increased inventory purchases for the newly owned shoe departments and for new stores. These increases were partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's working capital facility (7.52% in fiscal 1999 as compared to 7.88% in fiscal
1998), resulting primarily from a 1/4%
interest rate reduction effective March 1999.

          Effective March 1, 2000, the Company
received a 1/8% reduction in the interest rate on its working capital facility. It has been reported in the media that interest rates may increase during fiscal 2000. Any general increase in interest rates could offset or exceed the interest expense savings to the Company resulting from the interest rate reduction.

          Interest expense related to
securitized receivables is reflected as a reduction to net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

          Miscellaneous income, which includes
the amortization of deferred income and other miscellaneous income and expense amounts, decreased by approximately $400,000 to $1.6 million in fiscal 1999 as compared to $2.0 million in fiscal 1998. Miscellaneous income in fiscal 1998 includes a credit of approximately $350,000 to standardize the amortization periods of certain donated properties.

Income Taxes

          The Company's effective tax rate
decreased to 39.0% in fiscal 1999 as compared to 41.5% in fiscal 1998, primarily due to the implementation of tax planning strategies.
(See Note 9 to the Consolidated Financial
Statements.)

Net Income

          As a result of the foregoing, the
Company's net income increased by
approximately $1.3 million to $6.6 million in fiscal 1999 as compared to $5.3 million in fiscal 1998. On a per share basis (basic and diluted), net income increased to $0.53 per share in fiscal 1999 as compared to $0.46 per share in fiscal 1998. Excluding the previously described non-recurring asset impairment charge, net income for fiscal 1999 was $7.8 million, or $0.62 per share.

Fiscal 1998 Compared to Fiscal 1997

Net Sales

          Net sales in fiscal 1998 increased
by $63.9 million to $476.9 million as compared to $413.0 million in fiscal 1997, a 15.5% increase. This increase is primarily due to additional sales volume generated by the nine new Harris/Gottschalks locations, beginning
August 20, 1998, and by two new stores not open for the entire year in fiscal 1997. As planned, the Company closed one of the stores acquired from Harris on January 31, 1999.
Comparable store sales increased by 2.1% in fiscal 1998 as compared to the prior year, despite unseasonably cold and wet weather conditions caused by the El Nino weather system.

Net Credit Revenues

          Net credit revenues consist of the
following:

(In thousands of dollars)        1998        1997
--------------------------------------------------
Service charge revenues         $13,431    $11,618
Interest expense on securitized
  receivables                    (3,314)    (3,579)
Charge-offs on receivables sold
  and provision for credit losses
  on receivables ineligible for
  sale                           (3,175)    (2,704)
Gain (loss) on sale of receivables  (45)     1,050
                                 ------     ------
                                $ 6,897    $ 6,385
                                 ======     ======


          Net credit revenues increased by
$512,000, or 8.0%, in fiscal 1998 as compared to fiscal 1997. As a percent of net sales, net credit revenues remained unchanged at 1.5% of net sales in fiscal 1998 and 1997.

          Service charge revenues increased by
approximately $1.8 million, or 15.6%, in fiscal 1998 as compared to fiscal 1997. This increase is primarily due to additional service charge revenues generated by customer credit card receivables acquired from Harris, combined with an increase in the volume of late charge fees collected on delinquent credit card balances. Credit sales as a percent of total sales decreased to 43.1% in fiscal 1998 as compared to 43.7% in fiscal
1997, primarily due to lower credit sales volume in the newly acquired
Harris/Gottschalks locations than in the
Gottschalks locations.

          Interest expense on securitized
receivables decreased by $265,000, or 7.4%, in fiscal 1998 as compared to fiscal 1997. This decrease relates to lower outstanding borrowings against securitized receivables during the period as a result of principal reductions made under the program prior to its refinancing on March 1, 1999. (See Note 3 to the Consolidated Financial Statements.) Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $471,000, or 17.4%, in fiscal 1998 as compared to 1997. As a percent of sales, however, such amounts remained unchanged at 0.6% in fiscal 1998 and 1997.

          The gain on sale of receivables in
fiscal 1997 includes a non-recurring credit of $898,000 related to a change in the estimate for the allowance for doubtful accounts for receivables which were ineligible for sale.

Net Leased Department Revenues

          Net rental income generated by the
Company's various leased departments increased by $809,000, or 15.8%, to $5.9 million in fiscal 1999 as compared to $5.1 million in fiscal 1998. This increase is primarily due to increased revenues generated by the newly acquired Harris/Gottschalks stores beginning
August 1998. Sales generated by the Company's leased departments totaled $40.2 million in fiscal 1998 and $35.2 million in fiscal 1997.

Cost of Sales

          Cost of sales increased by
approximately $38.6 million to $313.1 million in fiscal 1998 as compared to $274.5 million in fiscal 1997, an increase of 14.0%. The
Company's gross margin percentage increased to 34.4% in fiscal 1998 as compared to 33.6% in fiscal 1997, primarily due to increased sales of higher gross margin merchandise categories in certain of the Company's stores, combined with lower costs associated with the processing of merchandise at the Company's distribution center.

Selling, General and Administrative Expenses

          Selling, general and administrative
expenses increased by approximately $20.0 million to $150.9 million in fiscal 1998 as compared to $130.9 million in fiscal 1997, an increase of 15.2%. As a percent of net sales, selling, general and administrative expenses decreased to 31.6% in fiscal 1998 as compared to 31.7% in fiscal 1997, primarily due to higher sales volume gained through the acquisition of the Harris stores, lower rental expense resulting from the modification of certain store lease agreements and from the refinancing and conversion of certain operating equipment leases into capital leases. This decrease was partially offset by increased payroll and payroll related costs in the Company's stores as a result of the mandatory minimum wage increase in California
(from $5.15 to $5.75 per hour, an 11.7%
increase) effective March 1, 1998, and other competitive wage adjustments. The Company also increased advertising and credit solicitation expenditures during the year in an attempt to improve sluggish apparel sales during the first half of the year caused by the El Nino weather system and in connection with the integration of the Harris stores.

Depreciation and Amortization

          Depreciation and amortization
expense increased by approximately $1.9
million to $8.0 million in fiscal 1998 as compared to $6.1 million in fiscal 1997, an increase of 32.3%. As a percent of net sales, depreciation and amortization increased to
1.7% in fiscal 1998 as compared to 1.5% in fiscal 1997. These increases are primarily due to additional depreciation related to capital expenditures for new stores and for the renovation of existing stores, new capital lease obligations, and assets acquired from Harris. These increases are also due to the amortization of goodwill associated with the August 1998 acquisition of the Harris stores.

New Store Pre-Opening Costs

          The amortization of new store pre-
opening costs totaled $421,000 in fiscal 1998 as compared to $589,000 in fiscal 1997.

Non-Recurring Items

          Fiscal 1998 results include
acquisition related expenses of $859,000, consisting primarily of costs incurred prior to the elimination of duplicative operations of Harris, including merchandising, advertising, credit and distribution functions. By the end of fiscal 1998, all duplicative operations of Harris had been eliminated.

          The Company had previously entered
into negotiations for the acquisition of Harris in fiscal 1997. The parties were unable to agree on the terms of the transaction, however, and negotiations were discontinued.
Fiscal 1997 results include $673,000 of costs related to the proposed transaction, consisting primarily of legal, accounting and investment banking fees.

Interest Expense

          Interest expense increased by
approximately $2.2 million to $9.5 million in fiscal 1998 as compared to $7.3 million in fiscal 1997, an increase of 29.3%. As a percent of net sales, interest expense increased to 2.0% in fiscal 1998 as compared to 1.8% in fiscal 1997. These increases are primarily due to higher average outstanding borrowings under the Company's working capital facilities, and additional interest associated with the Subordinated Note issued to Harris
(see Note 7 to the Consolidated Financial
Statements). These increases were partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's working capital facilities (7.88% in fiscal 1998 as compared to 8.16% in fiscal 1997) resulting from interest rate reductions during the year.

Miscellaneous Income

          Miscellaneous income, which includes
the amortization of deferred income and other miscellaneous income and expense amounts, remained unchanged at approximately $2.0 million in fiscal 1998 and 1997. Miscellaneous income in fiscal 1998 includes a credit of approximately $350,000 to standardize the amortization periods of certain donated properties. Miscellaneous income in fiscal
1997 includes a credit to a deferred lease incentive of $400,000, which resulted from the revision of certain terms of the related lease.

Income Taxes

          The Company's effective tax rate was
41.5% in fiscal 1998 as compared to 41.6% in fiscal 1997. (See Note 9 to the Consolidated
Financial Statements.)

Net Income

          As a result of the foregoing, the
Company's net income increased by
approximately $1.6 million to $5.3 million in fiscal 1998 as compared to $3.7 million in fiscal 1997. On a per share basis (basic and diluted), net income increased to $0.46 per share in fiscal 1998 as compared to $0.36 per share in fiscal 1997.

Liquidity and Capital Resources

          The Company's working capital
requirements are currently met through a combination of cash provided by operations, short-term trade credit, and by borrowings under its revolving line of credit and its receivables securitization program. Working capital increased by approximately $8.5 million to $104.7 million in fiscal 1999 as compared to $96.2 million in fiscal 1998. The
Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year. The Company's ratio of current assets to current liabilities increased to 2.42:1 as of the end of fiscal
1999 as compared to 1.98:1 as of the end of fiscal 1998.

     Proposed Business Acquisition.
On April 24, 2000, the Company entered into a definitive asset purchase agreement with
Lamonts, providing for the Company to acquire all of Lamont's department store leases and store fixtures and equipment for a cash purchase price of $19.0 million. Lamonts is a Northwest-based regional department store chain currently operating thirty-eight department stores, with twenty-three located in the state of Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah.
Lamonts filed a voluntary petition for
reorganization under Chapter 11 of the
Bankruptcy Code in January 2000, and the purchase is subject to approval by the Bankruptcy Court. If approved, the transaction is expected to close in late July 2000. The
Company has obtained a commitment from
Congress Financial Corporation ("Congress") to provide a short-term acquisition financing facility for $10.0 million to finance a portion of the purchase price, with the remaining $9.0 million of the purchase price to be funded with working capital. The Company expects to repay the short-term financing, due
December 31, 2000, with proceeds from a newly issued certificate under its receivables securitization program. The new certificate, which is expected to be issued by the end of the third quarter of fiscal 2000, will be collateralized by credit card receivables in excess of required amounts in the Company's current portfolio, and by new receivables expected to be generated in the acquired locations. The Company also expects to receive a $40.0 million increase to its working capital facility, effective upon court approval of the transaction, to provide for increased inventory requirements for the new stores.

          Revolving Line of Credit.   The
Company has a $140.0 million revolving line of credit facility with Congress through March
31, 2002. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories, increasing to 80% of such inventories during the period of November 1 through December 31 of each year to fund increased seasonal inventory requirements. Interest under the facility was charged at a rate of LIBOR plus
2.00% for substantially all of fiscal 1999
(reduced to LIBOR plus 1.875% on March 1,
2000), with no interest charged on the unused portion of the line of credit. The Company had $21.1 million of excess availability under the credit facility as of January 29, 2000.

          Receivables Securitization Program.
As described more fully in Note 3 to the Consolidated Financial Statements, the Company sells all of its accounts receivable arising under its private-label credit cards on an ongoing basis under a receivables securitization facility. The facility provides the Company with an additional source of working capital and long-term financing that is generally more cost-effective than traditional debt financing.

          On March 1, 1999, the Company issued
a $53.0 million principal amount 7.66% Fixed
Base Class A-1 Credit Card Certificate (the
"1999-1 Series") to a single investor through a private placement. Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of previously issued certificates, totaling $26.9 million as of that date and the remaining funds were used to purchase additional receivables from the Company. The holder of the 1999-1 Series certificate earns interest on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate, which is off-balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include interest payable to the investor, and are then available to fund the working capital requirements of the Company. Subject to certain conditions, the Company may expand the securitization program to meet future receivables growth.

Uses of Liquidity.

          Capital expenditures in fiscal 1999,
totaling $16.1 million, were primarily related to tenant improvements and fixtures and equipment for the two new department stores opened during the year, and to the renovation and refixturing of certain existing locations and certain of the Company's new
Harris/Gottschalks locations. Commitments for fiscal 2000 currently include the remodeling and enlargement of the Company's existing store in San Luis Obispo, California, and the opening a new 45,000 square foot store in Grants Pass, Oregon. While these projects are expected to be completed by July and August
2000, respectively, there can be no assurance that they will not be delayed due to a variety of conditions precedent or other factors. The remaining estimated cost of these projects as of January 29, 2000 of approximately $4.3 million are expected to be funded through existing capital resources.

          As described more fully in Note 6 to
the Consolidated Financial Statements, the
Company has other long-term obligations with total outstanding balances of $27.9 million at January 29, 2000 ($30.2 million as of January
30, 1999). The loans mature at dates ranging from 2001 to 2010, bear interest at fixed rates ranging from 9.39% to 10.45%, and are collateralized by various properties and equipment of the Company. The scheduled annual principal maturities on the Company's various long-term obligations are $2.8 million, $2.5 million, $1.4 million, $1.4 million and $620,000 for fiscal 2000 through 2004, with $19.2 million due thereafter. In addition, in fiscal 1998 the Company issued a $22.2 million
8% Subordinated Note in connection with the Harris acquisition. The Subordinated Note is due August 20, 2003, but may be extended to August 2006 under certain circumstances.

          On February 23, 2000, the Board of
Directors of the Company approved the
repurchase of up to $2.0 million of Company common stock, in open market or private transactions, for a period of up to twelve months. Any shares that may be repurchased will be held as treasury shares initially and may be used in connection with the Company's stock option program and for other general corporate purposes or acquisitions. The
Company expects to finance the repurchases from working capital. No shares have been repurchased as of the date of this report.

          The Company's revolving line of
credit agreement, and certain of its long-term debt and lease arrangements contain various restrictive covenants. The Company was in compliance with all such restrictive covenants as of January 29, 2000.

          Management believes the previously
described sources of liquidity are adequate to meet the Company's working capital, capital expenditure and debt service requirements for fiscal 2000. Management also believes it has sufficient sources of liquidity for its long-term growth plans at moderate levels. The
Company may engage in other financing
activities if they are necessary or deemed to be advantageous.

Inflation

          Although inflation has not been a
material factor in the Company's operations during the past several years, the Company has experienced increases in the costs of certain of its merchandise, salaries, employee benefits and other general and administrative costs. The Company is generally able to offset these increases by adjusting its selling prices or by modifying its operations. The
Company's ability to adjust selling prices is limited by competitive pressures in its market areas.

          The Company accounts for its
merchandise inventories on the retail method using last-in, first-out (LIFO) cost based upon the department store price indices published by the Bureau of Labor Statistics.
Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces the impact of inflation on reported income due to increasing costs.

Seasonality

          The Company's business, like that of
most retailers, is subject to seasonal
influences, with the major portion of net sales, gross profit and operating results realized during the Christmas selling months of November and December of each year, and to a lesser extent, during the Easter and Back-to-
School selling seasons. The Company's results may also vary from quarter to quarter as a result of, among other things, the timing and level of the Company's sales promotions, weather, fashion trends and the overall health of the economy, both nationally and in the Company's market areas. Working capital requirements also fluctuate during the year, increasing substantially prior to the
Christmas selling season when the Company must carry significantly higher inventory levels.

  The following table sets forth
unaudited quarterly results of operations for fiscal 1999 and 1998 (in thousands, except per share data). (See Note 16 to the Consolidated
Financial Statements.)


                                              1999
                           --------------------------------------------
Quarter Ended               May 1    July 31    October 30   January 29
                           ------    -------    ----------   ----------

Net sales (1)               $111,104   $118,718    $122,873   $186,703
Gross profit                  37,647     41,000      43,980     63,111
Income (loss) before
  income tax expense
  (benefit)(2)                (1,851)   (   180)        615     12,292
Net income (loss)             (1,079)   (   105)        358      7,462
Net income (loss)
  per common share -
    basic and diluted       $  (0.09)  $  (0.01)   $   0.03    $  0.59
Weighted-average
  number of common
  shares outstanding:
    Basic                     12,575     12,575       12,575     12,581
    Diluted                   12,575     12,575       12,646     12,615




                                              1998
                            --------------------------------------------
Quarter Ended               May 2    August 1    October 31   January 30
                            -----    --------    ----------   ----------
Net sales (1)             $  87,389   $ 95,263   $113,880    $180,393
Gross profit                 28,792     31,361     41,898      61,800
Income (loss) before
  income tax expense
  (benefit)                  (3,408)    (2,310)       604      14,143
Net income (loss)            (1,994)    (1,352)       345       8,283
Net income (loss)
  per common share -
   basic and diluted      $   (0.19)  $  (0.13)  $   0.03    $   0.66
Weighted-average
  number of common
  shares outstanding(3):
    Basic                    10,479     10,479     12,138      12,575
    Diluted                  10,479     10,479     12,155      12,593


     (1) The Company's net sales by quarter have been reclassified to exclude leased department sales, in accordance with the requirements of SAB No. 101.

     (2) Net income in the three month period ended January 29, 2000 includes a non-recurring, pre-tax charge of $1,933,000 to reflect the impairment of an investment accounted for under the cost method.

     (3)  The increase in the weighted-average
          number of common shares outstanding during fiscal 1998 resulted from the issuance of 2,095,900 shares of common stock to Harris on August 20, 1998 in connection with a business acquisition (see Note 2 to the Consolidated Financial Statements.)


Recently Issued Accounting Standards

          The Securities and Exchange Commission recently issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which is effective for fiscal 1999 and requires that leased department sales no longer be combined with net sales for financial reporting purposes, and that all prior periods presented be reclassified to conform with the required presentation. The Company, like most retailers, previously combined sales from leased departments with owned sales, with the related costs combined with cost of sales. The adoption of SAB No. 101 has no impact on the Company's prior or future operating results and relates only to financial statement presentation and disclosure.

          SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," as deferred by SFAS No. 137, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company currently does not have any derivatives and therefore does not expect that the adoption of this standard, effective beginning fiscal 2001, will have a material impact on the Company's financial position or the results of its operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK

     The Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit. As of January 29, 2000, line of credit borrowings subject to a variable interest rate represented 38.6% of the Company's total outstanding borrowings (both on and off-balance sheet). The Company does not engage in financial transactions for speculative or trading purposes, nor does the Company purchase or hold any derivative financial instruments.

     The interest payable on the Company's revolving line of credit is based on a variable interest rate and is therefore affected by changes in market interest rates. An increase of 80 basis points on existing line of credit borrowings (a 10% change from the Company's weighted-average interest rate as of January 29, 2000) would reduce the Company's pre-tax net income and cash flow by approximately $500,000. This 80 basis point increase in interest rates would not materially affect the fair value of the Company's fixed rate financial instruments. (See Note 1 to the Consolidated Financial Statements.)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is set forth under Part
IV, Item 14, included elsewhere herein.


Item 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

          None.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          COMPANY

          The information required by Item 10 of Form 10-K, other than the following information required by Paragraph
(b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders'
Meeting scheduled to be held on June 22, 2000, to be filed pursuant to Regulation 14A (the "2000 Proxy") under the headings "Nominees for Election as Director" and "Section
16(a) Beneficial Ownership Reporting Compliance."

          The following table lists the executive officers of the Company:

Name                   Age(1)         Position
------------           -----          ---------
Joe W. Levy            69             Chairman

James R. Famalette     48             President and Chief
                                      Executive Officer

Gary L. Gladding       60             Executive Vice
                                      President/General
                                      Merchandise
                                      Manager

Michael S. Geele       49             Senior Vice
                                      President and
                                      Chief Financial
                                      Officer

Michael J. Schmidt     58             Senior Vice
                                      President/
                                      Director of
                                      Stores
__________________________
(1) As of March 31, 2000


          Joe W. Levy is Chairman of the Company. From 1986 to June 25, 1999, he was Chairman and Chief Executive Officer of the Company. He first joined the Company in 1956. (1) He serves on the Board of Directors of the National Retail Federation and the Executive Committee of Frederick Atkins. He was formerly Chairman of the California Transportation Commission and has served on numerous other boards, state and local commissions and public service agencies.

          James R. Famalette became President and Chief Executive Officer of the Company on June 25, 1999 after serving as President and Chief Operating Officer of the Company since April 14, 1997. Prior to joining the Company, Mr. Famalette was President and Chief Executive Officer of Liberty House, a department and specialty store chain based in Honolulu, Hawaii, from 1993 through 1997, and served in a variety of other positions with Liberty House from 1987 through 1993, including Vice President, Stores and Vice President, General Merchandise Manager. From 1982 through 1987, he served as Vice President, General Merchandise Manager and later as President of Village Fashions/Cameo Stores in Philadelphia, Pennsylvania, and from 1975 to 1982 served as a Divisional Merchandise Manager for Colonies, a specialty store chain, based in Allentown, Pennsylvania. Mr. Famalette serves on the Board of Directors of the National Retail Federation and Frederick Atkins.

          Gary L. Gladding has been Executive Vice President of the Company since 1987, and joined the Company as Vice President/General Merchandise Manager in 1983. (1) Prior to 1983, he served in a variety of management positions with Lazarus Department Stores, a division of Federated Department Stores, Inc., and the May Department Stores Co.

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

          Michael J. Schmidt became Senior Vice
President/Director of Stores of the Company in 1985 (1). From 1983 through 1985, he was Manager of the Gottschalks Fashion Fair store. Prior to joining the Company, he held management positions with Liberty House, Allied Corporation and R.H. Macy & Co., Inc.
____________________________

 (1) References to the Company prior to 1986 are more specifically to the Company's predecessor and former subsidiary, E. Gottschalk and Co., Inc.


Item 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from those portions of the Company's 2000 Proxy under the headings "Executive
Compensation" and "Director Compensation For Fiscal Year
1999."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference from the portion of the Company's
2000 Proxy under the heading "Security Ownership of Certain
Beneficial Owners and Management."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the portion of the Company's
2000 Proxy under the heading "Certain Relationships and Related Transactions."


                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
          ON FORM 8-K

(a)(1) The following consolidated financial statements of Gottschalks Inc. and Subsidiary as required by
          Item 8 are included in this Part IV, Item 14:

          Consolidated balance sheets - As of January 29,
          2000 and January 30, 1999

          Consolidated income statements -- Fiscal years ended January 29, 2000, January 30, 1999 and
          January 31, 1998

          Consolidated statements of stockholders' equity --
          Fiscal years ended January 29, 2000, January 30,
          1999 and January 31, 1998

          Consolidated statements of cash flows -- Fiscal years ended January 29, 2000, January 30, 1999 and
          January 31, 1998

          Notes to consolidated financial statements -- Three years ended January 29, 2000

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

(a)(3) The following exhibits are required by Item 601 of Regulation S-K and Item 14(c):



                                              Incorporated by
                                              Reference From
                                                   the
Exhibit                                         Following
  No.     Description                            Document
-------   -------------                        -------------

3.1       Certificate of Incorporation         Registration
          of the Registrant, as amended        Statement
                                               on Form S-1 (File No.
                                               33-3949)

3.2       By-Laws of the Registrant,           Annual Report on
          as amended                           Form 10-K for the
                                               year ended February
                                               3, 1996 (File No.
                                               1-09100)

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
          Company of California relating to
          the sale-leaseback of the Stockton
          and Bakersfield department stores
          and the Madera distribution facility

10.4      Lease Agreement dated December 1,    AnnualReport on
          1988 by and between Manufacturers    Form 10-K for the
          Hanover Trust Company of California  year ended January
          and Gottschalks Inc. relating to     29, 1994 (File No.
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

10.11     Consulting Agreement dated            Quarterly Report on
          May 27, 1994 by and between           Form 10-Q for the
          Gottschalks Inc. and Gerald           quarter ended April
          H. Blum(*)                            30, 1994 (File No.
                                                1-09100)

10.12     Form of Severance Agreement           Annual Report on
          dated March 31, 1995 by and           Form 10-K for the
          between Gottschalks Inc. and          year ended January
          the following senior executives       28, 1995 (File No.
          of the Company: Joseph W. Levy,       1-09100)
          Gary L. Gladding and Michael
          J. Schmidt(*)

10.13     1994 Key Employee Incentive           Registration
          Stock Option Plan(*)                  Statement on Form
                                                S-8 (File #33-54789)

10.14     1994 Director Nonqualified            Registration
          Stock Option Plan(*)                  Statement on Form
                                                S-8 (File #33-54783)

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

10.19     Promissory Note and Security          Quarterly Report on
          Agreement dated October 2,            Form 10-Q for the
          1996, by and between Gottschalks      year ended November
          Inc. and Heller Financial, Inc.       2, 1996 (File No.
                                                1-09100)

10.20     Loan and Security Agreement dated     Annual Report on
          December 29, 1996, by and between     Form 10-K for the
          Gottschalks Inc. and Congress         year ended February
          Financial Corporation                 1, 1997 (File No.
                                                1-09100)

10.21     Gottschalks Inc. 1998 Stock           Registration
          Option Plan(*)                        Statement on Form
                                                S-8 (File #33-61471)

10.22     Gottschalks Inc. 1998                 Registration
          Employee Stock Purchase               Statement on Form
          Plan(*)                               S-8 (File #33-61473)

10.23     Asset Purchase Agreement dated        Current Report on
          as of July 21, 1998 among             Form 8-K dated July
          Gottschalks Inc., The Harris          21, 1998 (File No.
          Company and El Corte Ingles,          1-09100)
          S. A. together with all
          Exhibits thereto

10.24     Non-Negotiable, Extendable,           Current Report on
          Subordinated Note due                 Form 8-K dated
          August 20, 2003 issued to             August 20, 1998
          The Harris Company                   (File No. 1-09100)

10.25     Registration Rights Agreement         Current Report on
          between The Harris Company and        Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998                       (File No. 1-09100)

10.26     Employee Lease Agreement between      Current Report on
          The Harris Company and Gottschalks    Form 8-K dated
          Inc. dated August 20, 1998            August 20,1998
                                                (File No. 1-09100)

10.27     Tradename License Agreement           Current Report on
          between The Harris Company and        Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998                      (File No. 1-09100)

10.28     Stockholders' Agreement among         Current Report on
          El Corte Ingles, S. A., Gottschalks   Form 8-K dated
          Inc., Joseph Levy and Bret Levy       August 20, 1998
            dated August 20, 1998               (File No. 1-09100)

10.29     Standstill Agreement between          Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20,1998
             August 20, 1998                    (File No. 1-09100)

10.30     Store Lease Agreement between         Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998 re: East Hills        (File No. 1-09100)
          Mall, Bakersfield, California

10.31     Store Lease Agreement between         Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
            August 20, 1998 re: Moreno         (File No. 1-09100)
          Valley Mall at Towngate,
          Moreno Valley, California

10.32     Store Lease Agreement between         Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998 re: Antelope          (File No. 1-09100)
          Valley Mall at Palmdale, California

10.33     Store Lease Agreement between         Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
            August 20, 1998 re: Carousel        (File No.1-09100)
          Mall at San Bernardino, California

10.34     Form of Severance Agreement           Annual Report on
          dated January 21, 1999 by             Form 10-K for the
            and between Gottschalks Inc.        year ended January
            and Michael S. Geele (*)            30,1999 (File No.
                                                1-09100)

10.35     Receivables Purchase                  Annual Report on
          Agreement dated March 1, 1999         Form 10-K for the
           By and between Gottschalks           year ended January
           Credit Receivables Corporation       30, 1999 (File No.
           and Gottschalks Inc.                 1-09100)

10.36      Pooling and Servicing                Annual Report on
           Agreement dated as of March 1,       Form 10-K for the
           1999 by and among Gottschalks        year ended January
           Credit Receivables Corporation,      30, 1999 (File No.
           Gottschalks Inc. and Bankers         1-09100)
           Trust Company

10.37      Series 1999-1 Supplement to          Annual Report on
           Pooling and Servicing                Form 10-K for the
           Agreement dated March 1, 1999        year ended January
           by and among Gottschalks Credit      30, 1999 (File No.
           Receivables Corporation,             1-09100)
           Gottschalks Inc. and Bankers
           Trust Company

10.38      Sixth Amendment to Loan and          Quarterly Report on
           Security Agreement dated August      Form 10-Q for the
           12, 1999, by and between Gottschalks quarter ended July 31,
           Inc. and Congress Financial          1999 (File No. 1-
           Corporation (Western).               09100_


10.39      Employment Agreement dated June      Quarterly Report on
           25, 1999 by and between              Form 10-Q for the
           Gottschalks Inc. and James R.        quarter ended July
           Famalette(*).                        31, 1999 (File No.
                                                1-09100)

10.40     Seventh Amendment to Loan and        Filed  electronically
          Security Agreement dated March       herewith
          27,2000, by and between
          Gottschalks Inc. and Congress
          Financial Corporation (Western).

10.41     Asset Purchase Agreement dated       Filed electronically
          April 24, 2000 by and between        herewith
          Gottschalks Inc. and Lamonts
          Apparel, Inc.

21.       Subsidiary of the Registrant         Annual Report on
                                               Form 10-K for the
                                               year ended January
                                               28, 1995 (File No.
                                               1-09100)

23.       Independent Auditors' Consent        Filed electronically
                                               herewith

27.       Financial Data Schedule              Filed electronically
                                               herewith

(*)       Management contract, compensatory plan or
          arrangement.
______________________________________________

          (b)  Reports on Form 8-K -- The
               Company did not file any
               Reports on Form 8-K during the
               fourth quarter of fiscal 1999.

          (c)  Exhibits -- The response to
               this portion of Item 14 is
               submitted as a separate section
               of this report.

          (d)  Financial Statement Schedule--
               The response to this portion of
               Item 14 is submitted as a
               separate section of this
               report.













                  ANNUAL REPORT ON FORM 10-K

             ITEM 8, 14(a)(1) and (2), (c) and (d)

    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CERTAIN EXHIBITS

                  FINANCIAL STATEMENT SCHEDULE

                  YEAR ENDED JANUARY 29, 2000

                GOTTSCHALKS INC. AND SUBSIDIARY

                       FRESNO, CALIFORNIA










INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiary as of January 29, 2000 and January
30, 1999, and the related consolidated
statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of
Gottschalks Inc. and Subsidiary as of January
29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended
January 29, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


Deloitte & Touche LLP

Fresno, California
February 23, 2000 (April 24, 2000 as to Note
15)










GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                         January 29,   January 30,
ASSETS                                     2000          1999
-------                                  -----------   -----------
CURRENT ASSETS:
  Cash                                     $  1,901     $  1,693
  Retained interest in receivables sold      29,138       37,399
  Receivables - net                           7,597       18,645
  Merchandise inventories                   130,028      123,118
  Other                                       9,666       13,116
                                            -------      -------
    Total current assets                    178,330      193,971

PROPERTY AND EQUIPMENT - net                120,393      113,645

OTHER ASSETS:
  Goodwill - net                              8,708        9,244
  Other                                       6,573        7,444
                                           --------     --------
                                             15,281       16,688
                                            -------     --------
                                           $314,004     $324,304
                                            =======      =======



See notes to consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                             January 29,   January 30,
                                                2000          1999
                                             -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued
    expenses                                   $ 58,976      $ 68,563
  Revolving line of credit                       5,479        20,273
  Current portion of long-term obligations        4,479         4,434
  Deferred income taxes                           4,677         4,470
                                               --------       -------
    Total current liabilities                    73,611        97,740

LONG-TERM OBLIGATIONS, less current portion      80,674        74,114

DEFERRED INCOME AND OTHER                        20,911        24,111

DEFERRED INCOME TAXES                             7,609         4,253

SUBORDINATED NOTE PAYABLE TO AFFILIATE - net     20,961        20,618

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value of $.10 per share;
   2,000,000 shares authorized; none issued
  Common stock, par value of $.01 per share;
   30,000,000 shares authorized; 12,596,837
   and 12,575,565 issued                           126           126
Additional paid-in capital                      70,760        70,626
Retained earnings                               39,352        32,716
                                               -------       -------
                                               110,238       103,468
                                               -------       -------
                                              $314,004      $324,304
                                               =======       =======



See notes to consolidated financial statements.





GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)


                                           1999       1998       1997
                                        --------   ---------  --------
Net sales                               $539,398   $476,925   $413,013
Net credit revenues                        8,573      6,897      6,385
Net leased department revenues             4,209      5,944      5,135
    Total revenues                       552,180    489,766    424,533

Costs and expenses:
  Cost of sales                          353,660    313,074    274,514
  Selling, general and
    administrative expenses              166,027    150,884    130,922
  Depreciation and amortization            9,465      8,040      6,078
  New store pre-opening costs                495        421        589
Asset impairment charge                    1,933
  Acquisition related expenses                          859        673
                                         -------    -------    -------
     Total costs and expenses            531,580    473,278    412,776
                                         -------    -------    -------
Operating income                          20,600     16,488     11,757

Other (income) expense:
  Interest expense                        11,279      9,470      7,325
  Miscellaneous income                    (1,555)    (2,011)    (1,955)
                                         -------     ------     ------
                                           9,724      7,459      5,370
                                         -------     ------     ------
Income before income tax expense          10,876      9,029      6,387

Income tax expense                         4,240      3,747      2,657
                                         -------     -------    -------
Net income                              $  6,636   $  5,282   $  3,730
                                         =======    =======    =======
Net income per common share -
  basic and diluted                     $   0.53   $   0.46   $   0.36
                                         =======    =======    =======





See notes to consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)


                                                Additional
                             Common Stock        Paid-In      Retained
                             Shares   Amount     Capital      Earnings   Total
                            -----------------   ---------    ----------  -----
BALANCE, FEBRUARY 1, 1997  10,472,915  $105      $56,330      $23,704 $ 80,139
  Net income                                                    3,730    3,730
Shares issued under
   stock option plan            5,500                 36                    36
                           ----------  -----      ------       ------   ------

BALANCE, JANUARY 31, 1998  10,478,415   105       56,366        27,434  83,905
  Net income                                                     5,282   5,282
  Shares issued for
   business acquisition     2,095,900    21       14,252                14,273
Shares issued under
   stock option plan            1,250                  8                     8
                           ----------   ----      ------        ------  ------
BALANCE, JANUARY 30, 1999  12,575,565   126       70,626        32,716 103,468
  Net income                                                     6,636   6,636
  Shares issued under
   stock purchase plan         21,272                134                   134
                           ----------   ---       ------        ------  ------
BALANCE, JANUARY 29, 2000  12,596,837  $126      $70,760       $39,352$110,238
                           ==========   ===       ======        ====== =======



See notes to consolidated financial statements.





GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                        1999    1998      1997
                                        ----    ----      ----
OPERATING ACTIVITIES:
Net income                             $ 6,636  $ 5,282   $ 3,730
Adjustments:
  Depreciation and amortization          9,960    8,461     6,667
  Deferred income taxes                  3,562      633     2,557
Amortization of deferred items          (3,201)    (950)     (888)
  Provision for credit losses              982      992       470
Net loss (gain) from sale of assets         86       26       (72)
  Asset impairment charge                1,933
Other non-cash items, net                  343     (106)   (1,170)
Decrease (increase) in assets, excluding
  effect of business acquisition:
     Receivables                        (2,643)    (972)    (1,346)
Merchandise inventories                 (6,117)  (4,524)    (9,227)
Other current and long-term assets       2,268    2,678      2,594
Increase (decrease) in liabilities,
  excluding effect of business acquisition:
     Trade accounts payable and accrued
      expenses                          (7,868)  (2,571)     1,873
Other current and long-term
  liabilities                             (136)   2,545     (1,546)
                                       -------  -------    -------
Net cash provided by operating
  activities                             5,805   11,494      3,642
INVESTING ACTIVITIES:
Available-for-sale securities:
  Maturities                          (305,926)(262,357)  (230,433)
  Purchases                            304,795  256,571    235,491
Purchases of property and equipment    (16,059) (16,801)   (14,976)
Acquisition of business                          (1,369)
Proceeds from property and equipment
  sales                                    123      680        365
Other                                      194      198        229
                                       -------  -------    -------
      Net cash used in investing
        activities                     (16,873) (23,078)    (9,324)

FINANCING ACTIVITIES:
Net proceeds (repayments) under
  revolving line of credit              (4,794)  29,506     (8,137)
Proceeds from issuance of 1999-1
  Series certificates                   53,000
Proceeds from long-term obligations        500               3,214
Principal payments on retired
  certificates                         (30,900) (15,800)
Principal payments on long-term
  obligations                           (4,515)  (4,065)    (3,054)
Changes in cash management liability
  and other                             (2,015)   2,035     13,764
                                       -------  -------    -------
Net cash provided by financing
  activities                            11,276   11,676      5,787
                                       -------  -------    -------
INCREASE IN CASH                           208       92        105
CASH AT BEGINNING OF YEAR                1,693    1,601      1,496
                                       -------  -------    -------
CASH AT END OF YEAR                   $  1,901  $ 1,693   $  1,601
                                       =======  =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH
  ACTIVITIES:
  INVESTING ACTIVITIES:
  Consideration for acquisition of
    business:
    Issuance of 2,095,900 shares of
      common stock                               $14,273
    Issuance of 8% Subordinated Note              20,467
                                                  ------
                                                 $34,740
FINANCING ACTIVITIES:                             ======
  Acquisition of equipment under
    capital leases                   $    620    $ 1,273   $  3,562
                                      =======     ======    =======


See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   NATURE OF OPERATIONS AND SIGNIFICANT
     ACCOUNTING POLICIES

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of forty-two full-line department stores, including thirty-two
"Gottschalks" and ten "Harris/Gottschalks" department stores, and twenty specialty apparel stores. The Company's department stores are located primarily in non-major metropolitan cities throughout California and in Oregon, Washington and Nevada, and typically offer a wide range of moderate and better brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, home furnishings and other consumer goods.

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

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1999,
1998 and 1997, which ended on January 29, 2000,
January 30, 1999 and January 31, 1998,
respectively, each consist of 52 weeks.

Revenue Recognition - Net retail sales are recorded at the point-of-sale and include sales of merchandise, net of estimated returns and exclusive of sales tax. Profits on special order sales are recognized when the merchandise is delivered to the customer and has been paid for in its entirety. The
Company does not sell merchandise on layaway.

Net leased department revenues consist of rental income from lessees and sub-lessees. Sales generated in such leased departments totaled
$29,028,000, $40,215,000 and $35,179,000 in 1999,
1998 and 1997, respectively.

Transfers and Servicing of Financial Assets - The
Company accounts for the transfer of receivables pursuant to its receivables securitization program in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 requires the Company to recognize gains and losses on transfers of financial assets (securitizations) that qualify as sales and to recognize as assets certain financial components that are retained as a result of such sales, which consist primarily of the retained interest in receivables sold (Note 3), the retained rights to future interest income from the serviced assets in excess of the contractually specified servicing fee, and the right to service the receivables sold. The retained right to future interest income totaled $182,000 at January 29, 2000 and $237,000 at January 30, 1999. The
estimated cost to service the assets is equal to the contractually specified servicing fee, resulting in no servicing asset or liability in 1999 or 1998.

The certificated portion of the retained interest is considered readily marketable and is classified as available-for-sale in accordance with SFAS No.
115, "Accounting for Certain Investments in Debt and Equity Securities." Due to the short-term revolving nature of the credit card portfolio, the carrying value of the Company's retained interest approximates its fair value, resulting in no unrealized gains or losses.

Receivables - Receivables consist primarily of customer credit card receivables that do not meet certain eligibility requirements of the Company's receivables securitization program and vendor claims (Note 3). The credit card receivables are not certificated and include revolving charge accounts with terms which, in some cases, provide for payments with terms in excess of one year. In accordance with usual industry practice such receivables are included in current assets.

The Company maintains reserves for possible credit losses on such receivables which are based on their expected collectibility.

Concentrations of Credit Risk - The Company extends credit to individual customers based on their credit worthiness and generally requires no collateral from such customers. Concentrations of credit risk with respect to the Company's credit card receivables are limited due to the large number of customers comprising the Company's customer base.

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out
(FIFO) method is equal to the LIFO value of inventories at January 29, 2000 and January 30,
1999.

The Company includes in inventory the
capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match sales with these related costs.

Store Pre-Opening Costs - New store pre-opening costs are expensed as incurred.

Property and Equipment - Property and equipment is stated on the basis of cost or appraised value as to certain contributed land. Depreciation and amortization is computed by the straight-line method for financial reporting purposes over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and leasehold improvements and 3 to 15 years for furniture, fixtures and equipment. The amortization of buildings and equipment under capital leases is computed by the straight-line method over the term of the lease or the estimated economic life of the asset, depending on the criteria used to classify the lease, and such amortization is combined with depreciation in the accompanying income statements.

Software Development Costs - Effective the beginning of fiscal 1999, costs associated with the acquisition or development of software for internal use that meet the criteria of AICPA Statement of Position No. 98-1, "Accounting for Costs of
Computer Software Developed or Obtained for
Internal Use" are capitalized and amortized over the expected useful life of the software, which generally ranges from 3 to 10 years. No material software development costs were capitalized in 1999.

Goodwill - Goodwill, net of accumulated
amortization of $2,091,000 at January 29, 2000 and $1,554,000 at January 30, 1999, represents the excess of acquisition costs over the fair value of the net assets acquired, amortized on a straight-line basis over 20 years. Amortization of goodwill, totaling $536,000, $291,000 and $116,000 in 1999,
1998 and 1997, respectively, is included in depreciation and amortization in the accompanying income statements.

The Company periodically analyzes the value of net assets acquired to determine whether any impairment in the value of such assets has occurred. The primary indicators of recoverability used by the Company are current or forecasted profitability of the related acquired assets as compared to their carrying values.

Cash Management Liability - Under the Company's cash management program, checks issued by the Company and not yet presented for payment frequently result in overdraft balances for accounting purposes. Such amounts represent interest-free, short-term borrowings by the
Company. (See Note 5).

Deferred Income - Deferred income consists primarily of donated land and cash incentives received to construct a store and enter into a lease arrangement. Land contributed to the Company is included in land and recorded at appraised fair market values. Donated income is amortized to income over the average depreciable life of the related fixed assets built on the land for locations that are owned by the Company, and over the minimum lease periods of the related building leases with respect to locations that are leased by the Company, ranging from 10 to 32 years. Deferred income, net of accumulated amortization, totaled
$15,344,000 as of January 29, 2000 and $16,347,000
as of January 30, 1999.

Deferred Lease Payments - Certain of the Company's department store operating leases provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the lease term and records the difference between rental expense and amounts payable under the leases as deferred lease payments. Deferred lease payments totaled $5,058,000 at January 29, 2000 and
$6,850,000 at January 30, 1999.

Advertising Costs - Advertising costs, totaling
$24,042,000, $22,270,000 and $17,489,000 in 1999,
1998 and 1997, are expensed when the related advertisement first takes place.

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

Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, receivables, notes receivable, trade payables and other accrued expenses, revolving line of credit and stand-by letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The retained interest in receivables sold, the retained right to future interest income and the Subordinated Note are carried at their estimated fair values. The following methods and assumptions were used to estimate the fair value for each remaining class of financial instruments:

     Long-Term Obligations - The fair values of the Company's mortgage loans and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of $27,937,000 and $30,216,000 at January 29, 2000 and January 30, 1999, had estimated fair values of $28,664,000 and $27,809,000 at January 29, 2000 and January
     30, 1999, respectively.

     Off-Balance Sheet Financial Instruments - The
     Company's off-balance sheet financial
     instruments consist primarily of certificates issued under the securitization program. The aggregate estimated fair values of the certificates outstanding as of year end, based on similar issues of certificates at current rates for the same remaining maturities, with aggregate face values of $53,000,000 at January 29, 2000 and $30,667,000 at January
     30, 1999 are $50,469,000 and $30,154,000,
     respectively.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees".
Accordingly, no compensation expense has been recognized in the 1999, 1998 or 1997 financial statements for employee stock arrangements. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, "Accounting for Stock Based
Compensation", is disclosed in Note 11.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. In 1999, the Company recognized a non-recurring asset impairment charge of $1,933,000 related to an investment in a cooperative merchandise buying group that is accounted for under the cost method. The Company recognized no impairment losses in 1998 or 1997.

Segment Reporting - The Company operates in one reportable segment, which includes the Company's proprietary credit card operation. The proprietary credit card operation is considered an integral component of the Company's retail store segment, as its primary purpose is to support and enhance this segment's retail operations.

Comprehensive Income - There were no items of comprehensive income in 1999, 1998 or 1997, and therefore net income is equal to comprehensive income for each of those years.

Recently Issued Accounting Standards - The
Securities and Exchange Commission recently issued
Staff Accounting Bulletin ("SAB") No. 101, "Revenue
Recognition in Financial Statements", which is effective for fiscal 1999 and requires that sales from leased department sales no longer be combined with owned sales for financial reporting purposes, and that all prior periods presented be reclassified to conform with the required presentation. The Company, like most retailers, previously combined sales from leased departments with owned sales, with the related costs combined with cost of sales, for financial reporting purposes. The adoption of SAB No. 101 has no impact on the Company's prior or future operating results and relates only to financial statement presentation and disclosure.

SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," as deferred by SFAS No. 137, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company currently does not have any derivatives and therefore does not expect that the adoption of this standard, effective beginning fiscal 2001, will have a material impact on the Company's financial position or the results of its operations.

Reclassifications - Certain amounts in the accompanying 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

2.   BUSINESS ACQUISITION

On August 20, 1998, the Company completed the acquisition of substantially all of the assets and business of The Harris Company ("Harris"), pursuant to an Asset Purchase Agreement entered into with Harris and El Corte Ingles, S. A. ("ECI") of Spain, the parent company of Harris. Harris operated nine full-line department stores located throughout southern California. The assets acquired consisted primarily of merchandise inventories, customer credit card receivables, fixtures and equipment and certain intangibles. The Company also assumed certain liabilities relating to the business, including trade accounts payable, store leases and certain other contracts. The purchase price for the assets consisted of the issuance to Harris of 2,095,900 shares of common stock of the Company and the issuance of an 8% Non-Negotiable, Extendable, Subordinated Note (the "Subordinated Note") in the principal amount of $22,179,000 (see Note 7).
Direct fees and expenses incurred in the transaction consisted primarily of investment banking, legal and accounting fees, severance and costs associated with the closure of the former
Harris store located in San Bernardino. The acquisition (hereinafter referred to as the "Harris acquisition") was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores are included in the Company's financial statements from the acquisition date of August 20, 1998.

The purchase price has been allocated to the acquired assets and assumed liabilities on the basis of their fair values as of the date of the acquisition, as follows (in thousands):

Fair value of Subordinated Note (discounted to
  an effective interest rate of 10%)             $20,467
Fair value of common stock issued to Harris
  (discounted by 20%)                             14,273
Total direct fees and expenses                     1,369
                                                  ------
     Total purchase price                        $36,109
                                                  ======
Merchandise inventories                          $18,570
Customer credit card and other receivables        11,827
Leaseholds, fixtures and other equipment           5,731
Other current and long-term assets                 3,809
Trade accounts payable and other current
  liabilities                                    (11,713)
Deferred income taxes                               (515)
Excess of purchase price over the fair value of
  identifiable net assets acquired                 8,400
                                                  ------
     Total purchase price                        $36,109
                                                  ======


Unaudited Pro Forma Financial Information.

The following unaudited pro forma financial information for the Company gives effect to the acquisition as if it had occurred at the beginning of fiscal 1998 and 1997, and includes certain adjustments, including the amortization of goodwill, interest expense associated with acquisition debt, adjustments to rental expense to reflect new store leases, adjustments to depreciation expense to reflect the fair value of assets acquired and the related income tax effects.
These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred if the acquisition had been completed as of those dates.
In addition, pro forma information is not intended to be a projection of future results nor does it reflect expected cost savings or synergies expected to result from the integration of the Harris stores into the Company's business.

(In thousands, except per share data)     1998      1997
-------------------------------------------------------------
Net sales                              $565,745    $545,595
Net income (loss)                      $    870    $ (2,771)
Net income (loss) per common share -
  basic and diluted                    $   0.07    $  (0.22)
Weighted-average number of
  common shares outstanding -
  basic and diluted                     12,575        12,569


Acquisition Related Expenses.

Acquisition related expenses of $859,000 were incurred in fiscal 1998, consisting primarily of costs incurred prior to the elimination of certain duplicative operations of Harris, including certain merchandising, advertising, credit and distribution functions. All duplicative operations of Harris were eliminated by the end of fiscal 1998.

The Company had previously entered into
negotiations for the acquisition of the stores from Harris in fiscal 1997. The parties were unable to agree on the terms of the transaction, however, and negotiations were discontinued during that year.
Fiscal 1997 results include $673,000 of costs related to the proposed acquisition, consisting primarily of legal, accounting and investment banking fees.


3.   RECEIVABLES

Receivable Securitization Program.

The Company's receivables securitization program provides the Company with a source of long-term financing that is generally more cost-effective than traditional debt financing. Under the program, the Company automatically sells all of its accounts receivable arising under its private label customer credit cards, servicing retained, to its wholly-owned subsidiary, GCRC, and those receivables that meet certain eligibility requirements of the program are simultaneously conveyed to Gottschalks
Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors.
GCC Trust is a qualified special purpose entity and is not consolidated in the Company's financial statements under SFAS No. 125. Accordingly, all transfers of receivables to GCC Trust are accounted for as sales for financial reporting purposes and such transferred receivables are removed from the Company's balance sheet. The Company retains an ownership interest in certain of the receivables sold under the program, represented by Exchangeable and Subordinated Certificates, and also retains an uncertificated ownership interest in receivables that do not meet certain eligibility requirements of the program.

On March 1, 1999, GCC Trust issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit
Card Certificate (the "1999-1 Series") to a single investor through a private placement. Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of previously issued certificates, totaling $26,950,000 as of that date, and the remaining funds were used to purchase additional receivables from the Company. The holder of the 1999-1 Series certificate earns interest on a monthly basis at a fixed interest rate of 7.66%.
The outstanding principal balance of the certificate, which is off-balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing
September 2003 and continuing through August 2004.
The Company is required, among other things, to maintain certain portfolio performance standards under the program. The portfolio performance has exceeded such standards since the issuance date.
Subject to certain conditions, the master trust permits further expansion of the program to meet future receivables growth.


Receivables.

Receivables consist of the following:

                                January 29,   January  30,
(In thousands)                     2000           1999
--------------------------------------------------------------

Credit card receivables          $3,995          $17,331
Vendor claims                     4,089            2,970
                                  -----           ------
Less allowance for doubtful
  accounts                       (  487)          (1,656)
                                  -----           ------
                                 $7,597          $18,645
                                  =====           ======

Credit card receivables as of January 30, 1999 included $12,708,000 of receivables acquired from Harris which were incorporated into the securitization program in early fiscal 1999.

Net Credit Revenues.

Net credit revenues associated with the Company's credit card receivable portfolio, including securitized receivables, consists of the following:

(In thousands)                          1999        1998      1997
--------------------------------------------------------------------
Service charge revenues                $15,482    $13,431   $11,618
Gain (loss) on sale of receivables         173        (45)    1,050
Interest expense on securitized
  receivables                           (4,069)    (3,314)   (3,579)
Charge-offs on receivables sold and
  provision for credit losses on
  receivables ineligible for sale       (3,013)    (3,175)   (2,704)
                                        ------     ------    ------
                                       $ 8,573    $ 6,897   $ 6,385
                                        ======     ======    ======

The Company adopted the provisions of SFAS No. 125 in fiscal 1997. The gain on sale of receivables of $1,050,000 in 1997 includes a credit of $898,000 related to a change in estimate for the allowance for doubtful accounts for receivables which were ineligible for sale.

4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                        January 29,     January 30,
(In thousands)                            2000             1999
--------------------------------------------------------------------
Furniture, fixtures and equipment       $ 86,155         $ 77,060
Buildings and leasehold improvements      69,196           62,561
Land                                      15,108           15,102
Buildings and equipment under
  capital leases                          12,768           12,148
Construction in progress                     892              909
                                          ------          -------
                                         184,119          167,780
Less accumulated depreciation
  and amortization                        63,726           54,135
                                          ------          -------
                                        $120,393         $113,645
                                         =======          =======

5.   TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Trade accounts payable and accrued expenses consist
of the following:
                                     January 29,     January 30,
(In thousands)                         2000             1999
-------------------------------------------------------------------
Trade accounts payable               $15,617           $23,061
Cash management liability             10,027            12,176
Taxes, other than income taxes        11,141            11,078
Accrued expenses                       9,958            10,654
Accrued payroll and related
  liabilities                          6,861             6,416
Federal and state income taxes payable 5,372             5,178
                                      ------            ------
                                     $58,976           $68,563
                                      ======            ======
6.   DEBT

Revolving Line of Credit.

The Company has a $140.0 million revolving line of credit facility with Congress Financial Corporation through March 30, 2001. Borrowings under the facility are limited to a restrictive borrowing base equal to 65% of eligible merchandise inventories, increasing to 70% during the period of September 1 through January 31 and, at the Company's option, to 80% for any period from November 1 through December 31 of each year, to fund increased seasonal inventory requirements.
Interest on outstanding borrowings under the facility is currently charged at a rate of LIBOR plus 2.00% (7.84% at January 29, 2000), with no interest charged on the unused portion of the line of credit. The interest rate will be reduced to LIBOR plus 1.875% on March 1, 2000. The maximum amount available for borrowings under the line of credit was $76,581,000 as of January 29, 2000, of which $55,479,000 was outstanding as of that date.
Of that amount, $50,000,000 has been classified as long-term in the accompanying financial statements as of January 29, 2000 ($40,000,000 as of January
30, 1999) as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of January 29, 2000.

Long-Term Obligations.

Long-term obligations consist of the following:

                                     January 29,     January 30,
(In thousands)                         2000             1999
-------------------------------------------------------------------
Revolving line of credit             $50,000          $40,000
9.39% mortgage loans payable,
  due 2010                            18,958           19,242
9.97% mortgage loan payable,
  due 2004                             3,643            4,429
10.45% mortgage loan payable,
  due 2002                             1,900            2,850
10% notes payable, due 2001              824            1,384
Capital lease obligations              7,216            8,332
Other notes payable                    2,612            2,311
                                      ------           ------
                                       5,153           78,548
  Less current portion                 4,479            4,434
                                      ------           ------
                                     $80,674          $74,114
                                      ======           ======

The mortgage loans and notes payable are collateralized by certain real property, assets or equipment.

The scheduled annual principal maturities of the Company's mortgage loans and notes payable are $2,814,000, $2,489,000, $1,380,000, $1,432,000 and
$620,000 for 2000 through 2004, with $19,202,000
payable thereafter.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are charged to income as additional interest expense on a straight-line basis over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $1,552,000 at
January 29, 2000 and $1,263,000 at January 30,
1999.

Interest paid, net of amounts capitalized, was $14,536,000 in 1999, $12,063,000 in 1998 and
$10,302,000 in 1997. Capitalized interest expense was $188,000 in 1999, $134,000 in 1998 and $114,000 in 1997. The weighted-average interest rate charged on the Company's revolving line of credit was 7.52% in 1999, 7.88% in 1998 and 8.16% in 1997.

Certain of the Company's long-term financing arrangements include various restrictive covenants.
The Company was in compliance with all such covenants as of January 29, 2000.

7. SUBORDINATED NOTE PAYABLE TO AFFILIATE

As described more fully in Note 2, the Company issued the Subordinated Note to Harris on August
20, 1998 in consideration for the Harris acquisition. The Subordinated Note, discounted to an effective interest rate of 10% at issuance, bears interest at a fixed rate of 8%, payable semi-annually. The principal portion of the Subordinated
Note is due and payable on August 20, 2003, unless such payment would result in a default on any of the Company's other credit facilities, whereby its maturity would be extended by three years to August
2006. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company. The discount on the Subordinated Note is being amortized as additional interest expense over the five year term of the note. The unamortized discount totaled $1,218,000 as of January 29, 2000 and $1,561,000 as of January
30, 1999. Interest paid to Harris totaled
$2,117,000 in 1999 and $935,000 in 1998.

8.   LEASES

The Company leases certain retail department stores, specialty apparel stores, land, furniture, fixtures and equipment under capital and noncancellable operating leases that expire in various years through 2021. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years.
The Company also leases three of its department stores from ECI, an affiliate of the Company. Rent paid to ECI, which reflects current market rates, totaled $900,000 in 1999 and $391,000 in 1998.

Future minimum lease payments as of January 29,
2000, by year and in the aggregate, under capital
leases and noncancellable operating leases with
initial or remaining terms in excess of one year
are as follows:
                                             Capital     Operating
(In thousands)                               Leases      Leases
--------------------------------------------------------------------
2000                                         $ 2,317    $ 17,917
2001                                           1,123      17,325
2002                                           1,085      16,991
2003                                             988      16,634
2004                                             752      16,177
Thereafter                                     5,389     120,539
                                              ------     -------
Total minimum lease payments                 $11,654    $205,583
                                                         =======
  Amount representing interest                (4,438)
                                              ------
Present value of minimum lease payments        7,216
  Less current portion                        (1,665)
                                              ------
                                             $ 5,551
                                              ======
Rental expense consists of the following:

(In thousands)                      1999         1998        1997
--------------------------------------------------------------------
Operating leases:
  Buildings:
    Minimum rentals               $15,441      $14,395    $13,099
Contingent rentals                  2,461        2,236      1,911
Fixtures and equipment              3,158        3,275      4,358
                                   ------       ------     ------
                                  $21,060      $19,906    $19,368
                                   ======       ======     ======

One of the Company's lease agreements contains a restrictive covenant pertaining to the debt to tangible net worth ratio with which the Company was in compliance at January 29, 2000.

9.   INCOME TAXES

The components of income tax expense are as follows:

(In thousands)                        1999        1998      1997
-------------------------------------------------------------------
Current:
  Federal                            $  219      $2,737    $   92
  State                                 459         377         8
                                      -----       -----     -----
                                        678       3,114       100
Deferred:
  Federal                             3,337         210     1,976
  State                                 225         423       581
                                      -----      ------     -----
                                      3,562         633     2,557
                                      -----      ------     -----
                                     $4,240      $3,747    $2,657
                                      =====       =====     =====

The principal components of deferred tax assets and liabilities are as follows (in thousands):




                                       January 29,            January 30,
                                          2000                    1999
                                  Deferred    Deferred   Deferred    Deferred
                                    Tax         Tax        Tax         Tax
                                   Assets   Liabilities   Assets   Liabilities
                                  -------   -----------   ------   -----------
Current:
  Accrued employee benefits       $ 1,213                $ 1,019
  Credit losses                       132                    658
  State income taxes                  267                    125
  LIFO inventory reserve                    $ (2,958)                $ (3,636)
  Supplies inventory                          (1,035)                  (1,340)
  Workers' compensation                         (542)                    (760)
  Gain on sale of receivables                   (120)                     (65)
  Other items, net                    183     (1,817)        322         (793)
                                   ------    -------     -------      -------
                                    1,795     (6,472)      2,124       (6,594)
Long-Term:
  Net operating loss and tax
    credit carryforwards            5,906                  7,985
  State income taxes                  580                    504
  Depreciation expense                       (10,716)                  (9,221)
  Accounting for leases               805     (3,253)        945       (3,364)
  Deferred income                   1,291     (2,571)      1,495       (2,313)
  Other items, net                    973       (624)        724       (1,008)
                                  -------   --------     -------     --------
                                    9,555    (17,164)     11,653      (15,906)
                                  -------   --------     -------     --------
                                  $11,350   $(23,636)    $13,777     $(22,500)
                                  =======   ========     =======     ========

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to the income before income taxes. The reasons for this difference are as follows:

                                   1999         1998       1997
--------------------------------------------------------------------
Statutory rate                    35.0%        35.0%       35.0%
State income taxes, net of
 federal income tax benefit        4.2          5.8         5.9
General business credits          (2.2)        (1.7)       (1.2)
Amortization of goodwill            .4           .4          .6
Other items, net                   1.6          2.0         1.3
                                  ----         -----       -----
Effective rate                    39.0%        41.5%       41.6%
                                  ====         =====       =====

The Company paid income taxes, net of refunds, of $109,000 in 1999 and $138,000 in 1998. At
January 29, 2000, the Company has, for federal tax purposes, net operating loss carryforwards of approximately $7,354,000 which expire in the years 2008 through 2018, general business credits of approximately $1,158,000 which expire in the years 2009 through 2019, and alternative minimum tax credits of approximately $749,000 which may be used for an indefinite period. At January 29, 2000, the Company has, for state tax purposes, enterprise zone credits of approximately
$1,345,000 and alternative minimum tax credits of approximately $153,000 which may be used for an indefinite period. These carryforwards are available to offset future taxable income and are expected to be fully utilized.

10.  EARNINGS PER SHARE

Net earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

(Shares in thousands)              1999    1998    1997
----------------------------------------------------------
Weighted average number of
  shares - basic                 12,577   11,418   10,474

Effect of assumed option
 exercises                           39       31       17
                                 ------   ------   ------
Weighted average number of
  shares - diluted               12,616   11,449   10,491
                                 ======   ======   ======

Options with an exercise price greater than the average market price of the Company's common stock during the period are excluded from the computation of the weighted-average number of shares on a diluted basis as such options are anti-dilutive. Anti-dilutive options outstanding totaled 511,861, 426,698 and 136,510 as of the end of 1999, 1998 and 1997, respectively.

11.  STOCK OPTION PLANS

The Company has stock option plans for
directors, officers and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a cumulative basis over five years and expire ten years from the date of the grant. At January 29, 2000, options for 601,000 shares were available for future grants under the plans.


Option activity under the plans is as follows:

                                1999              1998             1997
                          --------------    ---------------    ---------------
                            Weighted-           Weighted-          Weighted-
                         Number   Average    Number   Average   Number  Average
                           of     Exercise     of     Exercise    of    Exercise
                         Shares    Price     Shares    Price    Shares   Price
                        -------   --------   ------   --------  ------  -------
Options outstanding
 at beginning of year   771,000    $8.45     500,500   $9.05    509,000  $9.36

Granted                 209,000     8.45     329,000    7.73     74,000   5.87
Exercised                                     (1,250)   5.75     (5,500)  6.55
Cancelled               (27,000)    8.10     (57,250)   9.46    (77,000)  9.46
                        -------    -----     -------   -----    -------   -----
Options outstanding
 at end of year         953,000    $8.47     771,000   $8.45    500,500  $9.05
                        =======    =====     =======   =====    =======   =====
Options exercisable
 at end of year         465,750    $9.01     366,000   $9.50    298,500  $9.72
                        =======    =====     =======   =====    =======   =====

Additional information regarding options outstanding as of January 29, 2000 is as follows:

                         Options Outstanding             Options Exercisable
                         -------------------             -------------------
                            Weighted-Avg.
                             Remaining
   Range of       Number    Contractual   Weighted-Avg.     Number    Exercise
Exercise Prices Outstanding  Life (yrs.)  Exercise Price  Exercisable   Price
--------------- ----------  -----------   --------------  ----------- --------
$5.38 to $10.87   953,000       7.05 yrs.       $8.47         465,750   $9.01

If the Company had elected to follow the
measurement provisions of SFAS No. 123 in
accounting for stock options, compensation
expense would be recognized based on the fair
value of the options at the date of grant. To
estimate compensation expense which would be
recognized under SFAS No. 123, the Company
used the Black-Scholes options pricing model
with the following weighted-average
assumptions:
                               1999      1998      1997
                               ----      -----     -----
Risk-free interest rate        6.7%      4.6%       5.41%
Expected dividend yield        ---       ---         ---
Expected volatility           47.95%   51.08%      51.09%
Expected option life (years)      5        5           5
Fair value of options granted $5.10    $4.38       $4.26


Had the computed fair values of the 1999, 1998 and 1997 awards been amortized to expense over the vesting period of the awards, pro-forma net income and earnings per share (in thousands, except per share data) would have been as follows:

                                     1999     1998      1997
                                     ----     -----     -----
Pro forma net income                $6,237    $5,176  $3,693
Pro forma net income per share -
  basic and diluted                 $ 0.50    $ 0.45  $ 0.35


12.  EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings Plan
("Plan") which qualifies as an employee
retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. The Company recognized $541,000, $424,000 and $875,000 in expense related to the Plan in 1999, 1998 and 1997, respectively.

The Company also has a statutory Employee
Stock Purchase Plan, which provides for its employees to purchase Company common stock at a 15% discount. Employees can make contributions to the Plan through payroll deductions ranging from 1% to 10% of their annual compensation, up to a maximum of $21,250 per year. A total of 500,000 shares were originally registered under the Plan, with 21,272 shares issued through January 29, 2000.

13.  COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company arranges for the issuance of letters of credit in the ordinary course of business. As of January 29, 2000, the Company had outstanding letters of credit amounting to $7.7 million.

The Company is in the process of remodeling one of its existing store locations, and also expects to open a new 45,000 square foot store in Grants Pass, Oregon in August 2000. The remaining estimated cost of the projects as of January 29, 2000 is approximately $4.3 million, and such costs are expected to be funded through existing capital resources.

14.  STOCK REPURCHASE PROGRAM

On February 23, 2000, the Board of Directors of the Company approved the repurchase of up to $2.0 million of Company common stock, in open market or private transactions, for a period of up to twelve months. Any shares repurchased will be held as treasury shares initially and may be used in connection with the Company's stock option program and for other general corporate purposes or acquisitions. The Company expects to finance the repurchases from working capital.

15.  SUBSEQUENT EVENT

On April 24, 2000, the Company entered into a definitive asset purchase agreement with
Lamonts Apparel, Inc. ("Lamonts"), providing for the Company to acquire all Lamont's department store leases and fixtures and equipment for a cash purchase price of $19.0 million. Lamonts is a regional department store chain based in Kirkland, Washington, currently operating thirty-eight department stores, with twenty-three located in the State of Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. Lamonts filed a voluntary petition for reorganization under
Chapter 11 of the Bankruptcy Code in January
2000, and the purchase is subject to approval by the Bankruptcy Court. If approved, the transaction is expected to close in late July
2000.

16.  QUARTERLY RESULTS OF OPERATIONS
     (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 1999 and 1998 (in thousands, except per share data):


                                              1999
                         ---------------------------------------------
Quarter Ended               May 1    July 31    October 30  January 29
-------------            ---------  ---------  -----------  ----------
Net sales (1)             $111,104   $118,718    $122,873   $186,703
Gross profit                37,647     41,000      43,980     63,111
Income (loss) before
  income tax expense
  (benefit)(2)              (1,851)   (   180)        615     12,292
Net income (loss)           (1,079)   (   105)        358      7,462
Net income (loss)
  per common share -
    basic and diluted     $  (0.09)  $  (0.01)   $   0.03   $   0.59
Weighted-average
  number of common
  shares outstanding:
    Basic                   12,575     12,575      12,575     12,581
    Diluted                 12,575     12,575      12,646     12,615




                                                  1998
                          ---------------------------------------------
Quarter Ended              May 2    August 1    October 31  January 30
--------------            --------  --------    ----------  -----------
Net sales (1)             $ 87,389   $ 95,263    $113,880   $180,393
Gross profit                28,792     31,361      41,898     61,800
Income (loss) before
  income tax expense
  (benefit)                 (3,408)    (2,310)        604     14,143
Net income (loss)           (1,994)    (1,352)        345      8,283
Net income (loss)
  per common share -
   basic and diluted      $  (0.19)  $  (0.13)   $   0.03   $   0.66
Weighted-average
  number of common
  shares outstanding (3):
   Basic                    10,479     10,479      12,138     12,575
   Diluted                  10,479     10,479      12,155     12,593



(1)  The Company's net sales by quarter have
     been reclassified to exclude leased
     department sales, in accordance with the requirements of SAB No. 101.

(2)  Net income in the three month period
     ended January 29, 2000 includes a non-
     recurring, pre-tax charge for $1,933,000 to reflect the impairment of an investment accounted for under the cost method.

(3)  The increase in the weighted-average
     number of common shares outstanding
     during fiscal 1998 resulted from the
     issuance of 2,095,900 shares of common
     stock to Harris on August 20, 1998 in
     connection with a business acquisition
     (see Note 2 to the Consolidated Financial
     Statements.)




                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               GOTTSCHALKS INC. AND SUBSIDIARY

________________________________________________________________________________
COL. A                COL. B        COL. C       COL. D      COL. E    COL. F
________________________________________________________________________________
                                                 ADDITIONS

                Balance at   Charged to   Charged to                  Balance at
                Beginning    Costs and   Other Accounts   Deductions   End of
DESCRIPTION     of Period     Expenses     Describe        Describe    Period

Year ended January 29, 2000:
---------------------------
  Allowance for
   doubtful
   accounts... $1,535,165  $  982,260(1) $ (177,000)(2) $(1,933,737)(3)$406,688
                =========   =========     =========      ==========     =======
Allowance for vendor
   claims
   receivable. $  120,700  $                             (   40,700)(4)$ 80,000
                =========   =========     =========      ==========     =======
Year ended January 30, 1999:
  Allowance for
   doubtful
   accounts... $  437,179  $  991,523(1) $  881,759(5)  $(775,296)(3)$1,535,165
                =========   =========     ========       ========     =========
Allowance for
   vendor
   claims
   receivable. $   80,000  $                 40,700(6)               $  120,700
                =========   =========      ========      ========     =========
 Year ended January 31, 1998:
  Allowance for
   doubtful
   accounts... $1,322,107  $  469,935(1) $( 898,000)(2) $(456,863)(3)$  437,179
                =========   =========     =========      ========     =========
Allowance for vendor
  claims
  receivable.. $   80,000  $                                         $   80,000
                =========   =========      =========     ========     =========



 Notes:

            (1)  Represents the provision for
          credit losses on receivables
          ineligible for sale.

                      (2)  Represents a change
          in estimate for the allowance for
          doubtful accounts related to
          receivables which were ineligible
          for sale. (See Note 3 to the
          Consolidated Financial
          Statements.) These amounts are
          included in net credit revenues in
          the fiscal 1999 and 1997
          consolidated income statements,
          respectively.

                      (3)  Represents
          uncollectible accounts written
          off, net of recoveries, pertaining
          to receivables ineligible for sale
          and for receivables acquired from
          Harris.

                      (4)  Represents
          uncollectible accounts written
          off, net of recoveries, pertaining
          to vendor claims receivable
          acquired from Harris.

                 (5)  Represents the allowance
          for doubtful accounts applicable
          to the receivables acquired from
          Harris (see Note 2 to the
          Consolidated Financial
          Statements).

                      (6)  Represents the
          allowance for vendor claims
          receivable applicable to the
          outstanding vendor claims acquired
          from Harris (see Note 2 to the
          Consolidated Financial
          Statements.)


                                         SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2000                       GOTTSCHALKS INC.


                                       By: \s\ James R. Famalette
                                           James R. Famalette
                                           President and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                       Date
-----------                      ------                   -------------


 /s/ Joseph W. Levy              Chairman                  April 28, 2000


                                President, Chief
                                Executive Officer          April 28, 2000
/s/ James R. Famalette          and Director (principal
                                executive officer)


                                Senior Vice President
                                and Chief Financial
                                Officer (principal         April 28, 2000
                                financial and
/s/ Michael S. Geele            accounting officer)



/s/ O. James Woodward III       Director                   April 28, 2000



/s/ Bret W. Levy                Director                   April 28, 2000


/s/ Sharon Levy                 Director                   April 28, 2000


/s/ Joseph J. Penbera           Director                   April 28, 2000


/s/ Fred Ruiz                   Director                   April 28, 2000


/s/ Max Gutmann                 Director                   April 28, 2000


/s/ Isidoro Alvarez Alvarez     Director                   April 28, 2000


/s/ Jorge Pont Sanchez          Director                   April 28, 2000