Form 10-Q
period 2000-04-29
GOTTSCHALKS INC
filed 2000-06-13
CIK 790414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended April 29, 2000

                               OR
[ ] TRANSITION REPORT PURSUANT TO
    SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT

For the transition period from
_________________ to ______________________.

Commission file number     1-09100


                        Gottschalks Inc.
-------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

   Delaware                            77-0159791
---------------------------           -----------------
State or other jurisdiction           (I.R.S.Employer
of incorporation or                   Identification No.)
organization)


7 River Park Place East, Fresno, California         93720
-------------------------------------------        -------
(Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code (559)434-4800
                                                   -------------

Indicate by check mark whether the Registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports);
and (2) has been subject to such filing
requirements for the past 90 days:

Yes   X     No
    ----      ----
The number of shares of the Registrant's common stock outstanding as of May 31, 2000 was 12,596,837.



INDEX

GOTTSCHALKS INC. AND SUBSIDIARY

                                                              Page No.
PART I. FINANCIAL INFORMATION                                ---------
-----------------------------
Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance sheets -
          April 29, 2000, January 29, 2000 and May 1, 1999         2

        Consolidated statements of operations -
          thirteen weeks ended April 29, 2000 and May 1, 1999      3

        Condensed consolidated statements of cash flows -
          thirteen weeks ended April 29, 2000 and May 1, 1999      4

        Notes to condensed consolidated financial statements -
           thirteen weeks ended April 29, 2000 and May 1, 1999   5-8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations         9-14

Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                             14

PART II. OTHER INFORMATION
--------------------------
Item 2.  Changes in Securities and Use of Proceeds                15

Item 6.  Exhibits and Reports on Form 8-K                         15


SIGNATURES                                                        16
----------




PART I. FINANCIAL INFORMATION

Item I.   GOTTSCHALKS INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)
--------------------------------------------------------------------
                                         April 29,   January 29,     May 1,
                                           2000         2000          1999
                                        ---------    ----------    ---------
                                       (Unaudited)                (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                    $ 2,462      $  1,901      $ 2,319
  Retained interest in receivables sold    21,322        29,138       16,651
  Receivables - net                         5,795         7,597        6,083
  Merchandise inventories                 152,769       130,028      143,264
  Other                                     9,322         9,666       12,068
                                          -------       -------      -------
          Total current assets            191,670       178,330      180,385

PROPERTY AND EQUIPMENT                    185,888       184,119      173,189
  Less accumulated depreciation  and
    amortization                           66,295        63,726       56,494
                                          -------       -------      -------
                                          119,593       120,393      116,695
OTHER LONG-TERM ASSETS                     15,140        15,281       17,123
                                          -------       -------      -------
                                         $326,403      $314,004     $314,203
                                          =======       =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities            $ 68,780      $ 63,653     $ 68,826
  Revolving line of credit                 15,154         5,479       16,785
  Current portion of long-term
    obligations                             4,161         4,479        4,507
                                          -------       -------      -------
      Total current liabilities            88,095        73,611       90,118

LONG-TERM OBLIGATIONS (less current portion):
  Line of credit                           50,000        50,000       40,000
  Notes and mortgage loans payable         24,394        25,123       27,276
  Capitalized lease obligations             5,382         5,551        6,152
                                          -------       -------      -------
                                           79,776        80,674       73,428

DEFERRED INCOME & OTHER                    28,089        28,520       27,564

SUBORDINATED NOTE PAYABLE
   TO AFFILIATE                           21,046         20,961       20,704

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                     109,397        110,238      102,389
                                         -------        -------      -------
                                        $326,403       $314,004     $314,203
                                         =======        =======      =======

See notes to condensed consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)
                                                    Thirteen Weeks
                                                         Ended
                                            ------------------------------
                                            April 29,                May 1,
                                              2000                    1999
                                            ----------             --------
Net sales                                   $120,928                $111,104
Net credit revenues                            2,310                   2,237
Net leased department revenues                   701                   1,185
                                             -------                 -------
                                             123,939                 114,526
Costs and expenses:
  Cost of sales                               80,188                  73,477
  Selling, general & administrative expenses  40,266                  38,420
  Depreciation & amortization                  2,578                   2,277
                                             -------                 -------
                                             123,032                 114,174
                                             -------                 -------
Operating income                                 907                     352

Other (income) expense:
  Interest expense                             2,651                   2,552
  Miscellaneous income                          (354)                   (349)
                                             -------                 -------
                                               2,297                   2,203
                                             -------                 -------
Loss before income tax benefit                (1,390)                 (1,851)

Income tax benefit                              (549)                   (772)
                                             -------                 -------
Net loss                                    $   (841)               $ (1,079)
                                             =======                 =======
Net loss per common share - basic and
  diluted                                   $  (0.07)               $  (0.09)
                                             =======                 =======
Weighted average number of
  common shares outstanding -
    basic and diluted                        12,597                   12,575



See notes to condensed consolidated financial statements.





GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)

(In thousands of dollars)
----------------------------------------------------------------------------
                                                       Thirteen  Weeks
                                                            Ended
                                                   -------------------------
                                                   April 29,          May 1,
                                                     2000              1999
                                                   ---------         -------
OPERATING ACTIVITIES:
  Net loss                                       $   (841)         $ (1,079)
  Adjustments:
     Depreciation and amortization                  2,578             2,277
     Provision for credit losses                      298               228
     Other adjustments, net                          (345)             (771)
     Changes in operating assets and liabilities:
       Receivables                                  1,504                22
       Merchandise inventories                    (22,555)          (19,930)
       Other current and long-term assets             303               151
       Trade accounts payable                      13,181             5,448
       Other current and long-term liabilities     (8,909)           (9,791)
                                                  -------           -------
          Net cash used in operating activities   (14,786)          (23,445)

INVESTING ACTIVITIES:
  Available-for-sale securities:
       Maturities                                 (66,784)          (78,090)
       Purchases                                   74,600            86,947
  Capital expenditures                             (1,817)           (5,409)
  Other                                                49                49
                                                  -------           -------
          Net cash provided by investing
            activities                              6,048             3,497

FINANCING ACTIVITIES:
  Net proceeds (repayments) under revolving
    line of credit                                  9,675            (3,488)
  Proceeds from issuance of 1999-1 Series
    certificate                                                      53,000
  Principal payments on outstanding Series
    certificates                                                    (28,400)
  Principal payments on long-term obligations      (1,230)           (1,113)
  Proceeds from long-term obligations                                   500
  Changes in cash management liability and other      854                75
                                                  -------           -------
      Net cash provided by financing activities     9,299            20,574
                                                  -------           -------
INCREASE IN CASH                                      561               626

CASH AT BEGINNING OF PERIOD                         1,901             1,693
                                                  -------           -------
CASH AT END OF PERIOD                            $  2,462          $  2,319
                                                  =======           =======
See notes to condensed consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks Ended April 29, 2000 and May 1,1999
-----------------------------------------------------------------------

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California, currently consisting of forty-two full-line department stores and twenty specialty stores which carry a limited selection of merchandise. The Company's department stores are located primarily in non-major metropolitan cities throughout
California and in Oregon, Washington and Nevada, and typically offer a wide range of moderate and better brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, home furnishings and other consumer goods. The Company operates in one reportable operating segment.

The accompanying unaudited condensed
consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit
Receivables Corporation ("GCRC") (see Note 3).
Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments
(consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended
April 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001 (fiscal 2000), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year.
These financials statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 29, 2000 (the "1999 Annual Report on Form 10-K").

Effective the end of fiscal 1999, the Company implemented the provisions of Staff Accounting
Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which requires that leased department sales no longer be combined with owned sales for financial reporting purposes. The Company, like most retailers, previously combined sales from leased departments with owned sales, with the related costs combined with cost of sales. All prior year amounts have been reclassified to conform with the required presentation.

The condensed consolidated balance sheet at January 29, 2000, has been derived from the audited consolidated financial statements at that date.

2.   BUSINESS ACQUISITION

On April 24, 2000, the Company entered into a definitive asset purchase agreement with
Lamonts Apparel, Inc. ("Lamonts"), providing for the Company to acquire all of Lamont's department store leases and store fixtures and equipment for a cash purchase price of $19.0 million. Lamonts is a Northwest-based regional department store chain currently operating thirty-eight department stores, with twenty-three located in the state of Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. In January 2000, Lamonts filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, which subjected the purchase to approval by the Bankruptcy Court. On May 16, 2000, following negotiations among Gottschalks, Lamonts and representatives of Lamont's creditors committee, the Bankruptcy Court issued a judgement approving Gottschalks' purchase of thirty-seven stores from Lamonts for a cash purchase price of $20.1 million (hereinafter referred to as the "Lamonts acquisition"). The
Company has also agreed to accept $2.5 million from one store landlord to terminate that store's lease. As a result, the Company will acquire thirty-six stores for a net cash purchase price of $17.6 million.

On May 25, 2000, an appeal was filed by
another bidder to reverse the Bankruptcy
Court's decision. Management believes the likelihood of a successful appeal is extremely remote, and that the acquisition will close as originally expected, on or about July 24, 2000. However, there can be no absolute assurance that the transaction will close, or its closing will not be accelerated or delayed, subject to a variety of conditions precedent and other factors.

3. RECEIVABLES SECURITIZATION PROGRAM

As described more fully in the Company's 1999
Annual Report on Form 10-K, the Company's receivables securitization program provides the Company with a source of working capital and long-term financing that is generally more cost-effective that traditional debt financing. Under the program, the Company automatically sells all of its accounts receivable arising under its private-label credit cards to its wholly-owned subsidiary, GCRC, and those receivables that meet certain eligibility requirements of the program are simultaneously conveyed to Gottschalks Credit
Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors.
GCC Trust is a qualified special purpose entity and is not consolidated in the Company's financial statements. The Company accounts for the transfer of receivables to GCC Trust as sales for financial reporting purposes, pursuant to the provisions of Statement of Financial Accounting Standards
No. 125.

Under the program, a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card
Certificate (the "1999-1 Series") was issued on March 1, 1999 to a single investor through a private placement. The holder of the 1999-1
Series certificate earns interest on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of monthly interest to the investor, and are then available to fund the working capital requirements of the Company.
The Company is required, among other things, to maintain certain portfolio performance standards under the program. The portfolio performance has exceeded such standards since the issuance date. Subject to certain conditions, the Company may expand the program to meet future receivables growth.

4. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value.
The Company includes in inventory the
capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with those related costs. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 29, 2000.
A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially effect its fiscal 2000 operating results.

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILTIIES



Trade accounts payable and other current liabilities consist of the following:
                                      April 29,    January 29,      May 1,
(In thousands of dollars)               2000          2000           1999
----------------------------------------------------------------------------
Trade accounts payable                $28,799        $15,617        $28,626
Cash management liability              10,880         10,027         12,253
Taxes, other than income taxes          7,158         11,141          6,447
Accrued expenses                        8,081          9,958          7,919
Accrued payroll and related
  liabilities                           7,363          6,861          5,855
Federal and state income taxes
  payable                               1,821          5,372          3,256
Deferred income taxes                   4,677          4,677          4,470
                                       ------         ------         ------
                                      $68,779        $63,653        $68,826
                                       ======         ======         ======


6.  REVOLVING LINE OF CREDIT

The Company has a revolving line of credit arrangement with Congress Financial
Corporation ("Congress"), which provides the
Company with a $180.0 million facility through March 30, 2002. Borrowings under the facility are limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories and, at the Company's option, may be increased to 80% from November 1 through December 31 of each year to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of LIBOR plus 1.875% (8.11% at April 29, 2000), with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit was $98.4 million as of April 29, 2000, of which $65.2 million was outstanding as of that date. Of that amount, $50.0 million and $40.0 million has been classified as long-term in the accompanying financial statements as of April 29, 2000 and May 1, 1999, respectively, as the Company does not anticipate repaying that amount prior to one year from the balance sheet date. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of April 29, 2000.


7. WEIGHTED AVERAGE NUMBER OF SHARES


                                     First  Quarter
                                   ------------------
                                    2000       1999
                                   -------    -------
                                 (Share data in thousands)

Weighted average number
  of shares - basic                12,597      12,575

Incremental shares from
  assumed issuance of
  stock options
   (treasury stock method)           ---         ---
                                   ------      ------
Weighted average number
    of shares - diluted            12,597      12,575
                                   ======      ======


Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company has entered into an agreement to open one new department store in Grants Pass, Oregon, in August 2000, and is in process of remodeling several existing locations. The estimated remaining cost of these projects as of April 29, 2000, totaling $6.2 million, is expected to be provided for from existing financial resources. As described more fully in Note 2, the Company has entered into a definitive asset purchase agreement and a lease termination agreement to acquire 36 stores for $17.6 million in cash.


GOTTSCHALKS INC. AND SUBSIDIARY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------
Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. The
Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year.
This business seasonality may result in
performance for the thirteen week period ended
April 29, 2000 (hereinafter referred to as the "first quarter" of fiscal 2000) which is not necessarily indicative of performance for the remainder of the year. In addition, effective the end of fiscal 1999, the Company implemented the provisions of SAB No. 101, which requires that leased department sales no longer be combined with owned sales for financial reporting purposes. The Company, like most retailers, previously combined sales from leased departments with owned sales, with the related costs combined with cost of sales.
All prior year amounts have been reclassified to conform with the required presentation.

Thirteen Weeks Ended April 29, 2000 Compared
to Thirteen Weeks Ended May 1, 1999
------------------------------------------------------
Results of Operations
---------------------
The following table sets forth the Company's
Consolidated Statements of Operations as a percent of net sales:


                                             First Quarter
                                          2000          1999
                                         ------        ------
Net sales                                100.0%         100.0%
Net credit revenues                        1.9            2.0
Net leased department revenues             0.6            1.1
                                         -----          -----
                                         102.5          103.1
Cost and expenses:
  Cost of sales                           66.3           66.1
  Selling, general and administrative
    expenses                              33.3           34.6
  Depreciation and amortization            2.1            2.1
                                         -----          -----
                                         101.7          102.8
                                         -----          -----
Operating income                           0.8            0.3

Other (income) expense:
 Interest expense                          2.2            2.3
 Miscellaneous income                     (0.3)          (0.3)
                                         -----          -----
                                           1.9            2.0
                                         -----          -----
Loss before income tax benefit            (1.1)          (1.7)

Income tax benefit                        (0.4)          (0.7)
                                         -----          -----
Net Loss                                  (0.7)%         (1.0)%



First Quarter of Fiscal 2000 Compared to First Quarter of Fiscal 1999
----------------------------------------------------------------------

Net Sales
---------
Net sales increased by approximately $9.8 million to $120.9 million in the first quarter of fiscal 2000 as compared to $111.1 million in the first quarter of fiscal 1999, an increase of 8.8%. This increase is primarily due to a 6.9% increase in comparable store sales, resulting partially from the conversion of the shoe departments in twenty-eight
Gottschalks locations from leased to owned departments, effective August 1, 1999.
Pursuant to SAB No. 101, sales generated in these shoe departments prior to the termination of the lease on August 1, 1999 are included in Net Leased Department Revenues, as described below. The increase is also due to additional sales volume generated by two new stores opened in Danville and Davis, California, in October and November 1999, respectively.

Net Credit Revenues
-------------------
Net credit revenues related to the Company's credit card receivables portfolio increased by $73,000, or 3.3%, in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. As a percent of net sales, net credit revenues was 1.9% of net sales in the first quarter of fiscal 2000 as compared to 2.0% in the first quarter of fiscal 1999. Net credit revenues consist of the following:


                                          First Quarter
(In thousands of dollars)               2000        1999
------------------------------------------------------------------

Service charge revenues                $4,025       $3,835
Interest expense on securitized
  receivables                          (1,015)      (1,009)
Charge-offs on receivables sold
  and provision for credit
  losses on receivables ineligible
  for sale                               (790)        (646)
Gain on sale of receivables                90           57
                                       ------       ------
                                       $2,310       $2,237
                                       ======       ======


Service charge revenues increased by $190,000, or 5.0%, in the first quarter of fiscal 2000 as compared to the first quarter of fiscal1999. This increase is primarily due to a change in the method of assessing service charges to an average-daily balance method effective April 1999 (previously assessed based on the balance as of the end of a billing period), and an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the prior year.

Interest expense on securitized receivables increased by $6,000, or 0.6%, in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. Increased interest expense on securitized receivables in the first quarter of fiscal 2000 resulting from a higher level of outstanding securitized borrowings and a higher weighted-average interest rate applicable to such borrowings during the period (7.7% in the first quarter of fiscal 2000 as compared to 7.4% in the first quarter of fiscal 1999), was substantially offset by fees paid in the first quarter of fiscal 1999 in connection with the retirement of previously outstanding certificates under the program. Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $144,000, or 22.3%, in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. As a percent of sales, such losses increased to 0.7% in the first quarter of fiscal 2000 as compared to 0.6% in the first quarter of fiscal1999. The gain on the sale of receivables during the first quarter of fiscal 2000 was not materially different from the first quarter of fiscal 1999.

Net Leased Department Revenues
-------------------------------
Net rental income generated by the Company's various leased departments decreased by
$484,000, or 40.8%, to $701,000 in the first
quarter of fiscal 2000 as compared to $1.2 million in the first quarter of fiscal 1999.
This decrease is primarily due to the
termination of the shoe department leases in twenty-eight Gottschalks locations effective
August 1, 1999. Shoe department sales in those locations after August 1, 1999 are included in total sales for financial reporting purposes.

As required by SAB No. 101, leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of the shoe departments
(prior to August 1, 1999), fine jewelry
departments and beauty salons, decreased by $3.3 million, or 40.7%, to $4.8 million in the first quarter of fiscal 2000 as compared to $8.1 million in the first quarter of fiscal
1999.

Cost of Sales
-------------
Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $6.7 million to $80.2 million in the first quarter of fiscal 2000 as compared to $73.5 million in the first quarter of fiscal 1999, an increase of 9.1%. Due to higher markdowns as a percentage of sales, the Company's gross margin percentage decreased slightly to 33.7% in the first quarter of fiscal 2000 as compared to 33.9% in the first quarter of fiscal 1999.

Selling, General and Administrative Expenses
-------------------------------------------
Selling, general and administrative expenses increased by approximately $1.9 million to $40.3 million in the first quarter of fiscal
2000 as compared to $38.4 million in the first quarter of fiscal 1999, an increase of 4.8%.
As a percent of net sales, selling, general and administrative expenses decreased to 33.3% in the first quarter of fiscal 2000 as compared to 34.6% in the first quarter of fiscal 1999. This decrease as a percent of net sales arose from the leveraging of fixed costs and corporate overhead against a higher sales base and from continued efforts to reduce costs and improve efficiencies in all areas of the Company's operations.

Depreciation and Amortization
-----------------------------
Depreciation and amortization expense, which includes the amortization of goodwill, increased by approximately $300,000 to $2.6 million in the first quarter of fiscal 2000 as compared to $2.3 million in the first quarter of fiscal 1999, an increase of 13.2%. As a percent of net sales, depreciation and amortization expense remained unchanged at
2.1% in the first quarters of fiscal 2000 and 1999. The dollar increase is primarily due to additional depreciation related to capital expenditures for the renovation of existing stores, and for the two new stores opened in Danville and Davis, California, in late fiscal
1999.

Interest Expense
----------------
Interest expense, which includes the
amortization of deferred financing costs, increased by approximately $100,000 to $2.7 million in the first quarter of fiscal 2000 as compared to $2.6 million in the first quarter of fiscal 1999, an increase of 3.9%. As a percent of net sales, interest expense decreased to 2.2% in the first quarter of fiscal 2000 as compared to 2.3% in the first quarter of fiscal 1999. The dollar increase is primarily due to higher average outstanding borrowings on the Company's working capital facility, combined with an increase in the weighted-average interest rate applicable to the facility (7.97% in the first quarter of fiscal 2000 as compared to 7.14% in the first quarter of fiscal 1999). Effective March 1,
2000, the Company received a 1/8% reduction to the interest rate on its working capital facility. The reduction in interest expense resulting from this decrease, however, was exceeded by the effects of increases in LIBOR and prime interest rates during in the first quarter of fiscal 2000.

Interest expense related to securitized
receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income
---------------------
Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, remained essentially unchanged at approximately $350,000 in the first quarters of fiscal 2000 and 1999. As a percent of net sales, miscellaneous income also remained unchanged at 0.3% in the first quarters of fiscal 2000 and 1999.

Income Taxes
------------
The Company's interim effective tax credits of (39.5%) in the first quarter of fiscal 2000 and (41.7%) in the first quarter of fiscal
1999 relate to net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss
--------
As a result of the foregoing, the Company's net loss decreased by $238,000 to $841,000 in the first quarter of 2000 as compared to $1,079,000 in the first quarter of 1999. On a per share basis (basic and diluted), the net loss decreased by $0.02 per share to $(0.07) per share in the first quarter of 2000 as compared to $(0.09) per share in the first quarter of 1999.

Liquidity and Capital Resources
-------------------------------
Sources of Liquidity.

As described more fully in the Company's 1999
Annual Report on Form 10-K and Notes 3 and 6 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, short-term trade credit, and by borrowings under its revolving line of credit and its receivables securitization program. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

Revolving Line of Credit.

The Company has a $180.0 million revolving line of credit facility with Congress through March 30, 2002. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories and, at the Company's option, may be increased to 80% of such inventories during the period of November 1 through December 31 of each year to fund increased seasonal inventory requirements.
Interest under the facility is charged at a rate of approximately LIBOR plus 1.875%, with no interest charged on the unused portion of the line of credit. The Company had excess availability of $33.2 million on the facility as of April 29, 2000.

Receivables Securitization Program.

The Company's receivables securitization program provides the Company with an additional source of working capital and long-term financing that is generally more cost-effective than traditional debt financing.
Under the program, a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card
Certificate (the "1999-1 Series") has been issued to a single investor through a private placement. Interest on the 1999-1 Series is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include interest payable to the investor, and are then available to fund the working capital requirements of the Company. Subject to certain conditions, the Company may expand the securitization program to meet future receivables growth.

Uses of Liquidity.

Capital expenditures in the first quarter of 2000, totaling $1.8 million, were primarily related to the renovation and refixturing of certain existing locations. The Company has entered into an agreement to open one new department store in Grants Pass, Oregon, in August 2000 and is in the process of remodeling certain existing store locations.
The $6.2 million estimated remaining cost of the projects as of April 29, 2000 is expected to be funded with existing financial resources. Such projects are expected to be fully complete in fiscal 2000. However, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

Business Acquisition.

As described more fully in Note 2 of the accompanying financial statements, the Company has entered into a definitive asset purchase agreement with Lamonts, providing for the Company to acquire 37 of Lamont's department store leases and store fixtures and equipment for a cash purchase price of $20.1 million.
The Company also entered into a separate agreement with one store landlord to terminate one store lease for $2.5 million, resulting in a $17.6 million net cash purchase price for 36 stores. The Bankruptcy Court has approved the transaction, however, an appeal has been filed by another bidder to reverse the decision.
Management believes the likelihood of a
successful appeal is extremely remote, and that the transaction will close as originally expected, on or about July 24, 2000. However, there can be no absolute assurance that the transaction will close, or its closing will not be accelerated or delayed, subject to a variety conditions precedent and other factors.

To finance the transaction, the Company has obtained a commitment from Congress to provide a short-term acquisition financing facility for $10.0 million, with the remainder of the purchase price to be funded with existing working capital facility. The Company is also evaluating other various short-term acquisition financing alternatives with longer maturities, ranging up to 36 months. The
Company expects to repay any short-term
acquisition financing with proceeds from a newly issued certificate under its receivables securitization program. The new certificate, which is expected to be issued by the end of the third quarter of fiscal 2000, will be collateralized by credit card receivables in excess of required amounts in the Company's current portfolio, and by new receivables expected to be generated in the acquired locations.

Management believes the previously described sources of liquidity will be sufficient to provide for the Company's working capital, capital expenditure and debt service requirements throughout fiscal 2000.
Management also believes it has sufficient sources of liquidity for its long-term growth plans at moderate levels. The Company may engage in other financing activities if it is deemed to be advantageous.

Audit Committee
-----------------
The Company has an Audit Committee of the Board of Directors, the charter of which includes, among other things, overseeing the activities of management and the Company's external auditors, Deloitte & Touche LLP, relative to the financial reporting process.
For fiscal 2000, the Audit Committee is
comprised of Joseph J. Penbera (Chairman),
Frederick R. Ruiz, O. James Woodward III,
William Smith and Max Gutmann. In fulfilling the Audit Committees' responsibilities, the
Audit Committee conducted a meeting with management and the Company's outside auditors, prior to the issuance of quarterly earnings to the public, to review the quality and reliability of the Company's quarterly financial statements for the first quarter of 2000. The Audit Committee also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls and the internal audit function's organization and responsibilities.

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

The forward-looking statements are qualified by important factors that could cause results to differ materially from those identified in such forward-looking statements, including, without limitation, the following: (i) the ability of the Company to gauge fashion trends and preferences of its customers; (ii) the level of demand for the merchandise offered by the Company; (iii) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (iv) the ability of management to manage the planned expansion and to successfully integrate the business acquired from Lamonts; (v) the continued ability to obtain adequate credit from factors and vendors and the timely availability of branded and other merchandise; (vi) the effect of economic conditions, both nationally and in the Company's specific market areas; (vii) the effect of severe weather or natural disasters;
and (viii) the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements as a result of the foregoing factors or other factors affecting the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 1999 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended April 29, 2000.

The Company's credit agreement with Congress prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.          Description
----------           -----------
10.40                Seventh Amendment to Loan and Security Agreement
                     dated March 27, 2000, by and between Gottschalks
                     Inc. and Congress Financial Corporation (Western) (*)

10.41 Asset Purchase Agreement dated April 24, 2000, by and between Gottschalks Inc. and Lamonts Apparel, Inc. (*)

10.42 Eighth Amendment to Loan and Security Agreement dated May 19, 2000, by and between Gottschalks Inc. and Congress Financial Corporation (Western).

   27                Financial Data Schedule


  (*) Filed in the Company's Annual Report on Form 10-K dated
      January 29, 2000 (File No. 1-09100).

  (b) The Company did not file any Current Reports on Form 8-K during the thirteen week period ended April 29, 2000.






                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Gottschalks Inc.
                                   ---------------
                                     (Registrant)



     June 13, 2000               \s\ James R. Famalette
    ---------------               -----------------------
                                 (James R.Famalette, President
                                  and Chief Executive Officer)

     June 13, 2000                \s\ Michael Geele
    ---------------               -------------------------
                                  (Michael Geele, Senior Vice President
                                   and Chief Financial Officer)