Form 10-Q
period 2000-07-29
GOTTSCHALKS INC
filed 2000-09-12
CIK 790414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2000
                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from

_________________ to ______________________.

Commission file number     1-09100


                           Gottschalks Inc.
-------------------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


            Delaware                        77-0159791
--------------------------------   ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


7 River Park Place East, Fresno, California          93720
-------------------------------------------       ------------
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


Yes   X     No
    ----
The number of shares of the Registrant's common stock outstanding as of August 31, 2000 was 12,621,406.


INDEX


GOTTSCHALKS INC. AND SUBSIDIARY

                                                                    Page No.
PART I. FINANCIAL INFORMATION                                      ---------

Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance sheets -
          July 29, 2000, January 29, 2000 and July 31, 1999               3

        Consolidated statements of operations -
          thirteen and twenty-six weeks ended
          July 29, 2000 and July 31, 1999                                 4

        Condensed consolidated statements of cash flows -
          twenty-six weeks ended July 29, 2000 and July 31, 1999          5

        Notes to condensed consolidated financial statements -
           twenty-six weeks ended July 29, 2000 and July 31, 1999    6 - 10

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations             11 - 22

Item 3. Quantitative and Qualitative Disclosures about Market Risk       22

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                       23

Item 4.    Submission of Matters to a Vote of Security Holders           23

Item 6.  Exhibits and Reports on Form 8-K                             23-24


SIGNATURES                                                               25






PART I.   FINANCIAL INFORMATION

Item I.   GOTTSCHALKS INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

 (In thousands of dollars)
------------------------------------------------------------------------------
                                   July 29,       January 29,      July 31,
                                    2000            2000            1999
                                  --------       ------------    ----------
                                 (Unaudited)                     (Unaudited)

ASSETS
-------
CURRENT ASSETS:
  Cash                             $ 2,387        $ 1,901          $ 2,242
Retained interest in receivables
   sold                             19,318         29,138           17,116
  Receivables - net                  7,070          7,597            5,699
  Merchandise inventories          165,830        130,028          136,504
  Other                              7,684          9,666            8,921
                                   -------        -------          -------
          Total current assets     202,289        178,330          170,482

PROPERTY AND EQUIPMENT, NET        136,207        120,393          117,526
OTHER LONG-TERM ASSETS              20,806         15,281           16,776
                                   -------        -------          -------
                                  $359,302       $314,004         $304,784
                                   =======        =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities     $ 82,138       $ 63,653         $ 57,630
  Revolving line of credit             993          5,479           20,801
  Current portion of long-term
    obligations                      7,067          4,479            4,559
                                   -------        -------          -------
      Total current liabilities     90,198         73,611           82,990

LONG-TERM OBLIGATIONS (less current portion):
  Line of credit                    75,000         50,000           40,000
  Notes and mortgage loans payable  30,448         25,123           26,565
  Capitalized lease obligations      5,323          5,551            5,689
                                   -------        -------          -------
                                   110,771         80,674           72,254

DEFERRED INCOME & OTHER             27,662         28,520           26,467

SUBORDINATED NOTE PAYABLE
   TO AFFILIATE                     21,132         20,961           20,789

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY               109,539        110,238          102,284
                                   -------        -------          -------
                                 $ 359,302       $314,004         $304,784
                                   =======        =======          =======


See notes to condensed consolidated financial statements.





GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except share data)
-----------------------------------------------------------------------------
                                 Thirteen Weeks             Twenty-Six Weeks
                                      Ended                      Ended
                               --------------------      --------------------
                               July 29,     July 31,     July 29,     July 31,
                                 2000        1999          2000         1999
                               -------      -------      -------      -------

Net sales                      $129,478    $118,718      $250,405    $229,822
Net credit revenues               1,989       1,926         4,299       4,162
Net leased department revenues      791       1,123         1,492       2,308
                                -------     -------       -------     -------
                                132,258     121,767       256,196     236,292

Costs and expenses:
  Cost of sales                  84,784      77,735       164,972     151,212
  Selling, general & administrative
    expenses                     41,336      39,744        81,601      78,164
  Depreciation & amortization     2,608       2,307         5,186       4,584
  New store pre-opening expenses    977                       977
                                129,705     119,786       252,736     233,960
                                -------     -------       -------     -------
Operating income                  2,553       1,981         3,460       2,332
Other (income) expense:
  Interest expense                2,865       2,575         5,517       5,127
Miscellaneous income               (329)       (414)         (683)       (763)
                                -------     -------       -------     -------
                                  2,536       2,161         4,834       4,364
                                -------     -------       -------     -------

Income (loss) before income tax
  expense (benefit)                  17        (180)       (1,374)     (2,032)

Income tax expense (benefit)          6         (75)         (543)       (848)
                                -------     -------       -------      -------
Net income (loss)              $     11    $   (105)     $   (831)    $(1,184)
                                =======     =======       =======      =======

Net income (loss) per common share -
  basic and diluted            $   0.00    $  (0.01)     $  (0.07)    $ (0.09)
                                =======     =======       =======      =======



See notes to condensed consolidated financial statements.






GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)

(In thousands of dollars)
-----------------------------------------------------------------------------
                                                         Twenty-Six Weeks
                                                               Ended
                                                     ------------------------
                                                     July 29,         July 31,
                                                      2000              1999
OPERATING ACTIVITIES:                                -------          --------

  Net loss                                          $ (831)          $ (1,184)
  Adjustments:
     Depreciation and amortization                   5,186              4,584
     Provision for credit losses                     1,612              1,521
     Other adjustments, net                           (590)            (1,756)
     Changes in operating assets and liabilities:
       Receivables                                  (1,183)              (812)
       Merchandise inventories                     (35,427)           (12,948)
       Other current and long-term assets            1,781              3,462
       Trade accounts payable                       26,853             (2,305)
       Other current and long-term liabilities      (8,910)            (9,464)
                                                   -------            -------
           Net cash used in operating activities   (11,509)            (18,902)

INVESTING ACTIVITIES:
   Available-for-sale securities:
       Maturities                                 (135,492)           (143,679)
       Purchases                                   145,312             154,570
   Lamonts acquisition  (Note 2)                   (19,165)
   Capital expenditures                             (7,492)             (8,736)
   Other                                                97                  97
                                                   -------             -------
          Net cash (used in) provided by
            investing activities                   (16,740)              2,252

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit       20,514                 528
  Proceeds from issuance of 1999-1 Series
    certificate                                                         53,000
  Principal payments on outstanding Series
    certificates                                                       (30,900)
  Principal payments on long-term obligations       (2,454)             (2,235)
  Proceeds from long-term obligations               10,000                 500
  Changes in cash management liability and other       675              (3,694)
                                                   -------             -------
      Net cash provided by financing activities     28,735              17,199
                                                   -------             -------
INCREASE IN CASH                                       486                 549

CASH AT BEGINNING OF PERIOD                          1,901               1,693
                                                   -------             -------
CASH AT END OF PERIOD                            $   2,387            $  2,242
                                                   =======             =======

See notes to condensed consolidated financial statements.






GOTTSCHALKS INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Twenty-Six Weeks Ended July 29, 2000 and July 31, 1999
---------------------------------------------------------------------------
1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department store chain based in Fresno, California. As of the end of the second quarter of fiscal 2000, the Company operated forty-two full-line department stores located in four Western states, with 38 stores in California, two in Nevada and one each in Oregon and Washington.
The Company also operates nineteen specialty apparel stores which carry a limited selection of merchandise. In addition, as described more fully in Note 2, the Company completed the largest acquisition in its operating history on July 24, 2000, acquiring 34 store leases and related store fixtures and equipment from Lamonts Apparel, Inc. ("Lamonts"), a bankrupt apparel store chain operating in the Pacific
Northwest and Alaska. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories. The
Company's department stores also offer a wide array of home furnishings, including domestics, china, housewares, small electrics, as well as furniture and mattresses in certain locations. The Company operates in one reportable operating segment.

The accompanying unaudited condensed
consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit
Receivables Corporation ("GCRC") (see Note 3).
Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments
(consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended
July 29, 2000 are not necessarily indicative of the results that may be expected for the year ending February 3, 2001 (fiscal 2000), due to the seasonal nature of the Company's business, the acquisition of 34 store leases from Lamonts (Note 2) and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 4). These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 29, 2000 (the "1999
Annual Report on Form 10-K").

Effective as of the end of fiscal 1999, the Company implemented the provisions of Staff
Accounting Bulletin ("SAB") No. 101, "Revenue
Recognition in Financial Statements", which requires that leased department sales no longer be combined with owned sales for financial reporting purposes. The Company, like most retailers, previously combined sales from leased departments with owned sales, with the related costs combined with cost of sales.
All prior year amounts have been reclassified to conform with the required presentation. In addition, certain other amounts in the accompanying financial statements for the fiscal 1999 interim period have been reclassified to conform with current years presentation.

The condensed consolidated balance sheet at January 29, 2000 has been derived from the audited consolidated financial statements at that date.

2.   ACQUISITION OF STORES FROM LAMONTS APPAREL, INC.

On April 24, 2000, the Company entered into a definitive asset purchase agreement (the
"Agreement") with Lamonts Apparel, Inc.
("Lamonts"), a bankrupt regional apparel store chain operating 38 stores located throughout the Pacific Northwest and Alaska. The
Agreement, as amended, provided for the
Company to acquire 37 of Lamonts' 38 store leases and related store fixtures and equipment for a cash purchase price of $20.1 million. Concurrent with the closing of the transaction on July 24, 2000, the Company sold one of the store leases for $2.5 million, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17.6 million for 34 store leases and related store fixtures and equipment. The
Company did not acquire any of Lamonts'
merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores are located in five
Western states, with 19 stores in Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. The acquisition significantly expands the Company's presence in the Pacific
Northwest. The newly acquired stores were converted to the Gottschalks' banner, re-merchandised and reopened in stages, beginning in late August with all stores completely open by September 7, 2000.

The $17.6 million net cash purchase price for the assets was partially financed with proceeds from a $10.0 million note payable
(Note 6), with the remainder provided from existing financial resources. Direct transaction costs include investment banking, legal and accounting fees and other costs. The acquisition (hereinafter referred to as the "Lamonts acquisition") was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores, consisting only of new store pre-opening costs and acquisition related expenses in the second quarter and first half of fiscal 2000, are included in the Company's financial statements from the acquisition date of July 24, 2000.

The financial statements reflect the
preliminary allocation of the purchase price to the acquired assets on the basis of their estimated fair values as of the date of the acquisition. The final purchase price allocation is subject to the completion of an independent appraisal of the acquired assets.
In addition, estimates of certain direct transaction costs have not yet been finalized.
The preliminary allocation of the purchase price is summarized below (in thousands of dollars):

      Fair value of note payable     $10,000
      Cash                             7,580
      Direct transaction costs         1,585
                                      ------
          Total purchase price       $19,165
                                      ======


      Property and equipment         $13,483
      Favorable lease rights           5,682
                                      ------
          Total purchase price       $19,165
                                      ======


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

Under the program, a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card
Certificate (the "1999-1 Series") was issued on March 1, 1999 to a single investor through a private placement. The holder of the 1999-1
Series certificate earns interest on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of monthly interest to the investor, and are then available to fund the working capital requirements of the Company.
The Company is required, among other things, to maintain certain portfolio performance standards under the program. The portfolio performance has substantially exceeded such standards since the issuance date. Subject to certain conditions, the Company may expand the program to meet future receivables growth.

4.  MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value.
The Company includes in inventory the
capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 29, 2000.
A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect fiscal 2000 operating results.

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILTIIES


Trade accounts payable and other current
  liabilities consist of the following:
                                           July 29,    January 29,   July 31,
(In thousands of dollars)                    2000        2000          1999
-----------------------------------------------------------------------------
Trade accounts payable                    $42,470       $15,617     $20,872
Cash management liability                  10,701        10,027       8,482
Accrued expenses                           10,333         9,958       9,334
Accrued payroll and related liabilities     6,833         6,861       5,737
Taxes, other than income taxes              5,318        11,141       5,624
Deferred income taxes                       4,677         4,677       4,470
Federal and state income taxes payable      1,806         5,372       3,111
                                           ------        ------      ------
                                          $82,138       $63,653     $57,630
                                           ======        ======      ======
6.   DEBT

The Company has a $180.0 million revolving line of credit arrangement with Congress
Financial Corporation ("Congress") through
March 30, 2002. Borrowings under the facility are limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories, which, at the Company's option, may be increased to 80% from November 1 through December 31 of each year to fund increased seasonal inventory requirements.
Interest under the facility is currently charged at a rate of approximately LIBOR plus
1.875% (8.66% at July 29, 2000), with no
interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit was $107.5 million as of July 29, 2000, of which $76.0 million was outstanding as of that date.
Outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates, totaling $75.0 million, $50.0 million and $40.0 million as of July 29, 2000, January 29,
2000 and July 31, 1999, respectively, are classified as long-term in the accompanying financial statements. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of July 29, 2000.

The Company issued a $10.0 million note
payable to a third party lender on July 24, 2000, using the proceeds to finance a portion of the purchase price for the Lamonts acquisition (Note 2). The note is payable in thirty-six monthly principal installments of
$278,000 each, bears interest at a variable rate equal to LIBOR plus 3.0%, and is collateralized by fixtures and equipment in the newly acquired stores and by the equity in two owned stores subject to mortgage loans with the same lender. The Company's other long-term borrowing arrangements are described more fully in its 1999 Annual Report on Form 10-K.



7.  WEIGHTED AVERAGE NUMBER OF SHARES


                                     Second Quarter       First Half
                                     --------------      -------------
                                      2000     1999      2000     1999
                                     -----     ----      ----     ----
                                        (Share data in thousands)

Weighted average
 number of shares - basic           12,605    12,575     12,601   12,575

Incremental shares from assumed
  issuance of stock options
   (treasury stock method)              24     ---         ---      ---
                                    ------    ------     ------   ------
Weighted average number of shares -
  diluted                           12,629    12,575     12,601   12,575
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

In addition to the stores acquired from
Lamonts, the Company opened one new department store in the third quarter of 2000 and has entered into an agreement to open one additional department store in the fourth quarter of fiscal 2000. The Company is also in the process of completing the remodeling and refurbishing of certain of its existing locations and certain of the locations recently acquired from Lamonts. The estimated remaining cost of such projects, totaling
$10.0 million as of July 29, 2000, is expected to be financed from existing financial resources. Such projects are expected to be fully complete in fiscal 2000. However, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.



GOTTSCHALKS INC. AND SUBSIDIARY

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. The
Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year.
In addition, as described more fully in Note 2 to the accompanying financial statements, the Company completed the largest acquisition in its operating history on July 24, 2000, acquiring 34 store leases and related store fixtures and equipment from Lamonts. This business seasonality and the acquisition of the 34 store leases may result in performance for the thirteen and twenty-six week periods ended July 29, 2000 (hereinafter referred to as the "second quarter" and "first half" of fiscal 2000) which is not necessarily indicative of performance for the remainder of the year.

Effective as of the end of fiscal 1999, the Company implemented the provisions of SAB No.
101, which requires that leased department sales no longer be combined with owned sales for financial reporting purposes. The
Company, like most retailers, previously combined sales from leased departments with owned sales, with the related costs combined with cost of sales. All prior year amounts have been reclassified to conform with the required presentation.


Results of Operations
-----------------------

The following table sets forth the Company's Consolidated Statements of Operations as a percent of net sales:


                                      Second Quarter           First Half
                                       2000    1999           2000     1999
                                      ------  ------          ----    -----
Net sales                             100.0%   100.0%         100.0%  100.0%
Net credit revenues                     1.5      1.6            1.7     1.8
Net leased department revenues          0.6      0.9            0.6     1.0
                                      -----    -----          -----   -----
                                      102.1    102.5          102.3   102.8
Costs and expenses:
  Cost of sales                        65.5     65.5           65.9    65.8
  Selling, general and
    administrative expenses            31.9     33.4           32.6    34.0
  Depreciation and amortization         2.0      1.9            2.1     2.0
  New store pre-opening costs           0.7                     0.3
                                      100.1    100.8          100.9   101.8
                                      -----    -----          -----   -----
Operating income                        2.0      1.7            1.4     1.0

Other (income) expense:
 Interest expense                       2.2      2.2            2.2     2.2
 Miscellaneous income                  (0.2)    (0.3)          (0.3)   (0.3)
                                      -----    -----          -----   -----
                                        2.0      1.9            1.9     1.9
                                      -----    -----          -----   -----
Income (loss) before income
  tax expense (benefit)                 0.0     (0.2)          (0.5)   (0.9)

Income tax expense (benefit)            0.0     (0.1)          (0.2)   (0.4)
                                      -----    -----          -----   -----
Net income (loss)                       0.0%    (0.1)%         (0.3)%  (0.5)%
                                      =====    =====          =====   =====




Second Quarter of Fiscal 2000 Compared to Second Quarter of Fiscal 1999
------------------------------------------------------------------------

Net Sales
---------
Net sales increased by approximately $10.8 million to $129.5 million in the second quarter of fiscal 2000 as compared to $118.7 million in the second quarter of fiscal 1999, an increase of 9.1%. This increase is primarily due to a 7.2% increase in comparable store sales, resulting partially from the conversion of the shoe departments in twenty-eight Gottschalks locations from leased to owned departments, effective August 1, 1999.
Pursuant to SAB No. 101, sales generated in these shoe departments prior to the termination of the lease on August 1, 1999 are included in net leased department revenues and are not included in net sales for financial reporting purposes. The increase is also due to additional sales volume generated by two new stores opened in Danville and Davis, California, in October and November 1999, respectively.

The Company operated forty-two department stores and nineteen specialty apparel stores as of the end of the second quarter of fiscal
2000. On August 23, 2000, the Company opened a new store in Grants Pass, Oregon, and during the period from August 26 through September 7, 2000, reopened all of the 34 stores acquired from Lamonts on July 24, 2000. The Company also plans to open a new department store in Redding, California, as a replacement for a specialty store currently existing in that location. The new store in Redding is expected to be opened in November 2000, however no assurance can be given that the stores will open as scheduled, or that their openings will not be delayed. Including the 35 new stores opened early in the third quarter and the new store expected to be opened in the fourth quarter, by the end of fiscal 2000 the Company expects to be operating a total of 78 department stores and 18 specialty stores, located in seven Western states, with 39 department stores in California, 20 in Washington, seven in Alaska, five in Idaho, four in Oregon, two in Nevada and one in Utah.

Net Credit Revenues
---------------------
Net credit revenues related to the Company's credit card receivables portfolio increased by $63,000, or 3.3%, in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. As a percent of net sales, net credit revenues were 1.5% of net sales in the second quarter of fiscal 2000 as compared to 1.6% in the second quarter of fiscal 1999. Net credit revenues consist of the following:


                                   Second Quarter
(In thousands of dollars)           2000      1999
------------------------------------------------------
Service charge revenues           $3,819    $3,756
Interest expense on securitized
  receivables                     (1,016)   (1,029)
Charge-offs on receivables sold
  and provision for credit losses
   on receivables ineligible for
    sale                            (822)     (875)
Gain on sale of receivables            8        74
                                   -----     -----
                                  $1,989    $1,926
                                   =====     =====

Service charge revenues increased by $63,000, or 1.7%, in the second quarter of fiscal 2000 as compared to the second quarter of fiscal
1999. This increase is primarily due to an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year.

Interest expense on securitized receivables remained unchanged at approximately $1.0 million in the second quarters of fiscal 2000 and 1999. Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale decreased by $53,000, or 6.1%, in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 and, as a percent of sales, decreased to 0.6% in the second quarter of fiscal 2000 as compared to 0.7% in the second quarter of fiscal 1999. The gain on the sale of receivables decreased by $66,000 in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999.

Net Leased Department Revenues
---------------------------------

Net rental income generated by the Company's various leased departments decreased by
$332,000, or 29.6%, to $791,000 in the second
quarter of fiscal 2000 as compared to
approximately $1.1 million in the second quarter of fiscal 1999. This decrease is primarily due to the termination of the shoe department leases in twenty-eight Gottschalks locations effective August 1, 1999. Shoe department sales in those locations after August 1, 1999 are included in net sales for financial reporting purposes.

As required by SAB No. 101, leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of the shoe departments
(prior to August 1, 1999), fine jewelry
departments and beauty salons, decreased by $2.2 million, or 28.6%, to $5.5 million in the second quarter of fiscal 2000 as compared to $7.7 million in the second quarter of fiscal
1999.

Cost of Sales
--------------------

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $7.1 million to $84.8 million in the second quarter of fiscal 2000 as compared to $77.7 million in the second quarter of fiscal 1999, an increase of 9.1%. The Company's gross margin percentage remained unchanged at 34.5% in the second quarters of fiscal 2000 and 1999.

Selling, General and Administrative Expenses
---------------------------------------------

Selling, general and administrative expenses increased by approximately $1.6 million to $41.3 million in the second quarter of fiscal
2000 as compared to $39.7 million in the second quarter of fiscal 1999, an increase of 4.0%. As a percent of net sales, selling, general and administrative expenses decreased to 31.9% in the second quarter of fiscal 2000 as compared to 33.4% in the second quarter of fiscal 1999. This decrease as a percent of net sales arose from the leveraging of fixed costs and corporate overhead against a higher sales base and from continued efforts to reduce costs and improve efficiencies in all areas of the Company's operations.

Depreciation and Amortization
----------------------------------

Depreciation and amortization expense, which includes the amortization of goodwill, increased by approximately $300,000 to $2.6 million in the second quarter of fiscal 2000 as compared to $2.3 million in the second quarter of fiscal 1999, an increase of 13.0%.
As a percent of net sales, depreciation and amortization expense increased to 2.0% in the second quarter of fiscal 2000 as compared to 1.9% in the second quarter of 1999. These increases are primarily due to additional depreciation related to capital expenditures for the renovation of existing stores, and for the two new stores opened in Danville and Davis, California, in late fiscal 1999.

New Store Pre-Opening Costs
----------------------------

New store pre-opening costs, which are
expensed as incurred, totaled $977,000 in the second quarter of fiscal 2000. Such costs relate primarily to the stores recently acquired from Lamonts and consist of payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred after the July 24, 2000 acquisition date and through the end of the quarter. The Company expects to incur additional new store pre-opening costs throughout the second half of fiscal 2000 with respect to the newly acquired stores, and in connection with other planned new store openings. No new store pre-opening costs were incurred in the second quarter of fiscal 1999.

Interest Expense
--------------------

Interest expense, which includes the
amortization of deferred financing costs, increased by approximately $300,000 to $2.9 million in the second quarter of fiscal 2000 as compared to $2.6 million in the second quarter of fiscal 1999, an increase of 11.3%.
As a percent of net sales, however, interest expense remained unchanged at 2.2% in the second quarters of fiscal 2000 and 1999. The dollar increase is primarily due to higher average outstanding borrowings on the
Company's working capital facility and an increase in the weighted-average interest rate applicable to the facility (8.4% in the second quarter of fiscal 2000 as compared to 7.1% in the second quarter of fiscal 1999) resulting from higher LIBOR and prime interest rates in effect as compared to the same period of the prior year.

Interest expense related to securitized
receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income
------------------------

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, decreased by approximately $85,000 to $329,000 in the second quarter of fiscal 2000 as compared to $414,000 in the second quarter of fiscal 1999. As a percent of net sales, miscellaneous income also decreased to 0.2% of net sales in the second quarter of fiscal 2000 as compared to 0.3% in the second quarter of fiscal 1999.

Income Taxes
-----------------

The Company's interim effective tax rate of 39.5% in the second quarter of fiscal 2000 and effective tax credit of (41.7%) in the second quarter of fiscal 1999 relate to the net income (loss) incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Income (Loss)
-------------------

As a result of the foregoing, the Company's net income increased by $116,000 to $11,000 in the second quarter of fiscal 2000 as compared to a net loss of ($105,000) in the second quarter of fiscal 1999. On a per share basis
(basic and diluted), net income was $0.00 per share in the second quarter of fiscal 2000 as compared to a net loss of ($0.01) per share in the second quarter of fiscal 1999. This improvement was achieved despite significant new store pre-opening costs incurred in connection with the Lamonts acquisition.
Excluding those amounts, net income was
$602,000, or $0.05 per share, in the second quarter of fiscal 2000.

First Half of Fiscal 2000 Compared to First Half of Fiscal 1999
---------------------------------------------------------------

Net Sales
---------

Net sales increased by approximately $20.6 million to $250.4 million in the first half of fiscal 2000 as compared to $229.8 million in the first half of fiscal 1999, an increase of 9.0%. This increase is primarily due to a 7.1% increase in comparable store sales, resulting partially from the conversion of the shoe departments in twenty-eight Gottschalks locations from leased to owned departments, effective August 1, 1999. Shoe department sales in those stores in the first half of fiscal 1999 are included in net leased department revenues for financial reporting purposes. The increase is also due to additional sales volume generated by two new stores opened in Danville and Davis, California, in October and November 1999, respectively.

Net Credit Revenues
----------------------

Net credit revenues related to the Company's credit card receivables portfolio increased by $137,000, or 3.3%, in the first half of fiscal
2000 as compared to the first half of fiscal
1999. As a percent of net sales, net credit revenues were 1.7% of net sales in the first half of fiscal 2000 as compared to 1.8% in the first half of fiscal 1999. Net credit revenues consist of the following:


                                           First Half
(In thousands of dollars)              2000          1999
-------------------------------------------------------------
Service charge revenues              $7,843         $7,591
Interest expense on securitized
  receivables                        (2,031)        (2,039)
Charge-offs on receivables sold
  and provision for credit losses
    on receivables ineligible for
      sale                           (1,612)        (1,521)
Gain on sale of receivables              99            131
                                      -----         ------
                                     $4,299         $4,162
                                      =====          =====

Service charge revenues increased by
approximately $250,000, or 3.3%, in the first half of fiscal 2000 as compared to the first half of fiscal 1999. This increase is primarily due to a change in the method of assessing service charges to an average-daily balance method effective April 1999
(previously assessed based on the balance as of the end of a billing period) and an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year.

Interest expense on securitized receivables remained unchanged at approximately $2.0 million in the first half of both fiscal 2000 and 1999. Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $91,000, or 6.0%, in the first half of fiscal 2000 as compared to the first half of fiscal 1999. As a percent of sales, however, such losses decreased to 0.6% in the first half of fiscal
2000 as compared to 0.7% in the first half of fiscal 1999. The gain on the sale of receivables during the first half of fiscal
2000 was not materially different from the first half of fiscal 1999.

Net Leased Department Revenues
--------------------------------

Net rental income generated by the Company's various leased departments decreased by approximately $800,000, or 35.4%, to $1.5 million in the first half of fiscal 2000 as compared to $2.3 million in the first half of fiscal 1999. This decrease is primarily due to the termination of the shoe department leases in twenty-eight Gottschalks locations effective August 1, 1999. Shoe department sales in those locations after August 1, 1999 are included in total sales for financial reporting purposes.

Sales generated in the Company's leased
departments, consisting primarily of the shoe departments (prior to August 1, 1999), fine jewelry departments and beauty salons, decreased by $5.5 million, or 34.8%, to $10.3 million in the first half of fiscal 2000 as compared to $15.8 million in the first half of fiscal 1999.

Cost of Sales
---------------

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $13.8 million to $165.0 million in the first half of fiscal 2000 as compared to $151.2 million in the first half of fiscal 1999, an increase of 9.1%. The Company's gross margin percentage decreased slightly to 34.1% in the first half of fiscal 2000 as compared to 34.2% in the first half of fiscal 1999.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased by approximately $3.4 million to $81.6 million in the first half of fiscal 2000 as compared to $78.2 million in the first half of fiscal 1999, an increase of 4.4%. As a percent of net sales, selling, general and administrative expenses decreased to 32.6% in the first half of fiscal 2000 as compared to 34.0% in the first half of fiscal 1999. This decrease as a percent of net sales arose from the leveraging of fixed costs and corporate overhead against a higher sales base and from continued efforts to reduce costs and improve efficiencies in all areas of the Company's operations.

Depreciation and Amortization
--------------------------------

Depreciation and amortization expense, which includes the amortization of goodwill, increased by approximately $600,000 to $5.2 million in the first half of fiscal 2000 as compared to $4.6 million in the first half of fiscal 1999, an increase of 13.1%. As a percent of net sales, depreciation and amortization expense increased to 2.1% in the first half of fiscal 2000 as compared to 2.0% in the first half of fiscal 1999. These increases are primarily due to additional depreciation related to capital expenditures for the renovation of existing stores, and for the two new stores opened in Danville and Davis, California, in late fiscal 1999.

New Store Pre-Opening Costs
----------------------------

New store pre-opening costs totaled $977,000 in the first half of fiscal 2000. Such costs relate primarily to the 34 stores acquired from Lamonts and consist of payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising and credit solicitation costs incurred after the July 24, 2000 acquisition date and through the end of the first half of fiscal 2000. The Company expects to incur additional new store pre-opening costs throughout the second half of fiscal
2000 with respect to the newly acquired
stores, and in connection with other planned new store openings. No new store pre-opening costs were incurred in the first half of fiscal 1999.

Interest Expense
-------------------

Interest expense, which includes the
amortization of deferred financing costs, increased by approximately $400,000 to $5.5 million in the first half of fiscal 2000 as compared to $5.1 million in the first half of fiscal 1999, an increase of 7.6%. As a percent of net sales however, interest expense remained unchanged at 2.2% in the first half of both fiscal 2000 and 1999. The dollar increase is primarily due to higher average outstanding borrowings on the Company's working capital facility and an increase in the weighted-average interest rate applicable to the facility (8.2% in the first half of fiscal 2000 as compared to 7.1% in the first half of fiscal 1999) resulting from higher
LIBOR and prime interest rates in effect as compared to the same period of the prior year.

Miscellaneous Income
---------------------

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, decreased by $80,000 to $683,000 in the first half of fiscal 2000 as compared to $763,000 in the first half of fiscal 1999. As a percent of net sales however, miscellaneous income remained unchanged at 0.3% of net sales in the first half of both 2000 and 1999.

Income Taxes
----------------

The Company's interim effective tax credits of (39.5%) and (41.7%) in the first half of fiscal 2000 and 1999, respectively, relate to net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss
----------

As a result of the foregoing, the Company's net loss was reduced by $353,000 to ($831,000) in the first half of fiscal 2000 as compared to a net loss of approximately ($1,184,000) in the first half of fiscal 1999. On a per share basis (basic and diluted), the net loss was ($0.07) per share in the first half of fiscal
2000 as compared to ($0.09) per share in the first half of fiscal 1999. This improvement was achieved despite significant new store pre-opening costs incurred in connection with the Lamonts acquisition. Excluding those amounts, the net loss was ($240,000), or ($0.02) per share, in the first half of fiscal 2000.

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

Revolving Line of Credit.

The Company has a $180.0 million revolving line of credit facility with Congress through March 30, 2002. Borrowings under the arrangement are limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories which, at the
Company's option, may be increased to 80% of such inventories during the period of November
1 through December 31 of each year to fund increased seasonal inventory requirements.
Interest under the facility is currently charged at a rate of approximately LIBOR plus
1.875% (8.66% at July 29, 2000), with no
interest charged on the unused portion of the line of credit. As of July 29, 2000, the Company had excess availability of $31.5 million on the facility and was in compliance with the single financial loan covenant applicable to the facility.

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

The Company is currently evaluating the
issuance of an additional $25.0 million
Variable Base Certificate under the program.
The issuance of the certificate would enable the Company to finance receivables currently in excess of amounts required to support the 1999-1 Series, as well as receivables expected to be generated in the 35 new stores opened early in the third quarter of fiscal 2000 and the additional store expected to be opened in the fourth quarter of fiscal 2000. It is expected that the Variable Base Certificate will be issued during the second half of fiscal 2000. However, there can be no assurance that such an issuance will occur, or that its issuance will not be delayed, subject to a variety of conditions precedent or other factors.

Uses of Liquidity.
--------------------

Lamonts Acquisition.

As described more fully in Note 2 to the accompanying financial statements, on July 24, 2000, the Company acquired 34 former Lamonts store leases and related store fixtures and equipment for a net purchase price of $17.6 million in cash. The purchase price for the assets was financed through the issuance of a $10.0 million three-year note payable to a third party lender, with the remainder provided from existing financial resources.

The Company also experienced a significant increase in merchandise inventory levels as of the end of the second quarter of fiscal 2000 as compared to the prior year, primarily in connection with the initial stocking of the newly acquired stores. Such purchases were largely financed with short-term trade credit.

Capital Expenditures.

Capital expenditures in the first half of fiscal 2000, totaling $7.5 million, were primarily related to the renovation and refixturing of certain existing locations, tenant improvements and fixtures for the new department store in Grants Pass, Oregon, and information systems enhancements. In addition to the stores acquired from Lamonts, the Company opened one new department store in the third quarter of 2000 and has entered into an agreement to open one additional department store in the fourth quarter of fiscal 2000.
The Company is also in the process of
completing the remodeling and refurbishing of certain of its existing locations and certain of the locations recently acquired from Lamonts. The estimated remaining cost of such projects, totaling $10.0 million as of July
29, 2000, is expected to be financed from existing financial resources. Such projects are expected to be fully complete in fiscal
2000. However, there can be no assurance that the completion of such projects will not be delayed subject to a variety of conditions precedent or other factors.

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

The forward-looking statements are qualified by important factors that could cause results to differ materially from those identified in such forward-looking statements, including, without limitation, the following: (i) the ability of the Company to gauge fashion trends and preferences of its customers; (ii) the level of demand for the merchandise offered by the Company; (iii) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (iv) the ability of management to manage the planned expansion and to successfully integrate the stores acquired from Lamonts; (v) the continued ability to obtain adequate credit from factors and vendors and the timely availability of branded and other merchandise; (vi) the effect of economic conditions, both nationally and in the Company's specific market areas; (vii) the effect of severe weather or natural disasters;
and (viii) the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements as a result of the foregoing factors or other factors affecting the Company.

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended July 29, 2000.

The Company's credit agreement with Congress prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2000, the Company held its 2000
Annual Meeting of Stockholders at which the following matter was submitted to a vote of the Company's stockholders:

1.  The stockholders voted for eleven
    nominees for director, each for one year terms. Each of the eleven nominees were elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR               VOTES FOR            VOTES WITHHELD
--------------------               ---------            ---------------
Joe Levy                           10,400,363             1,205,243
James R. Famalette                 11,391,204               214,402
Max Gutmann                        10,391,642             1,213,964
Bret W. Levy                       11,373,249               232,357
Sharon Levy                        10,396,569             1,209,037
Joseph J. Penbera                  10,394,033             1,211,573
Frederick R. Ruiz                  11,389,599               216,007
O. James Woodward III              11,379,304               226,302
William Smith                      11,382,704               222,902
Isidoro A?lvarez A?lvarez          11,387,683               217,923
Jorge Pont Sa?nchez                11,387,883               202,241

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed
      pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.          Description
-----------          -------------
10.43                Ninth Amendment to
                     Loan and Security Agreement
                     dated June 28, 2000, by and
                     between Gottschalks Inc. and
                     Congress Financial Corporation
                     (Western).

10.44                Amendment No. 1 to
                     the Asset Purchase Agreement
                     dated May 16, 2000 by and
                     between Gottschalks Inc. and
                     Lamonts Apparel, Inc. (*)

10.45                Promissory Note
                     dated July 24, 2000 by and
                     between Gottschalks Inc. and
                     Heller Financial Leasing, Inc.

   27                Financial Data Schedule

*  Filed with the Company's Current Report on Form 8-K dated
   July 24, 2000 (File No. 1-09100)



(b)  The Company filed the following Current
     Report on Form 8-K during the thirteen week period ended July 29, 2000:

     -    Current Report on Form 8-
          K dated July 24, 2000, describing
          pursuant to Item 2, Acquisition or
          Disposition of Assets, (i) the
          completion of the acquisition of 37
          store leases and related store
          fixtures and equipment from Lamonts
          Apparel, Inc. for a cash purchase
          price of $20.1 million, (ii) the
          sale of one of the leases acquired
          for $2.5 million, and (iii) the
          termination of two of the leases
          acquired for $20,000 in cash.










                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Gottschalks Inc.
                                   ----------------
                                     (Registrant)



     September 12, 2000           \s\ James R. Famalette
     -------------------          ----------------------
                                     (James R. Famalette,
                                      President and Chief
                                      Executive Officer)


     September 12, 2000            \s\ Michael S.Geele
     ------------------           ---------------------
                                      (Michael S.Geele,
                                       Senior Vice President
                                       and Chief Financial Officer)