Form 10-Q
period 2000-10-28
GOTTSCHALKS INC
filed 2000-12-12
CIK 790414

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT

For the transition period from ___________ TO _______________.

Commission file number     1-09100
                          ---------

                     Gottschalks Inc.
---------------------------------------------------------------
 (Exact name of Registrant as specified in its charter)


       Delaware                                 77-0159791
--------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


7 River Park Place East, Fresno,  California  93720
-----------------------------------------------------
(Address of principal executive offices)     (Zip code)


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

Yes   X     No
    -----
The number of shares of the Registrant's common stock outstanding as of November 30,2000 was 12,621,406.


INDEX

GOTTSCHALKS INC. AND SUBSIDIARY

                                                            Page No.
PART I. FINANCIAL INFORMATION                             ------------
------------------------------
Item 1. Financial Statements (Unaudited):

        Condensed consolidated balance sheets -
          October 28, 2000, January 29, 2000
          and October 30, 1999                                     3

        Condensed consolidated statements of operations -
          thirteen and thirty-nine weeks ended
          October 28, 2000 and October 30, 1999                    4

        Condensed consolidated statements of cash flows -
          thirty-nine weeks ended October 28, 2000 and
          October 30, 1999                                         5

        Notes to condensed consolidated financial statements -
          thirty-nine weeks ended October 28, 2000 and
          October 30, 1999                                    6 - 12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    13-24

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                               24

PART II. OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds                25

Item 6.  Exhibits and Reports on Form 8-K                         25

SIGNATURES                                                        26
----------


PART I. FINANCIAL INFORMATION

Item I. GOTTSCHALKS INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

(In thousands of dollars)
----------------------------------------------------------------------------

                                  October 28,     January 29,      October 30,
                                     2000           2000              1999
                                  -----------     -----------      -----------
                                  (Unaudited)                      (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash                            $ 3,595          $ 1,901           $ 2,462
  Retained interest in
    receivables sold               23,080           29,138            18,216
  Receivables - net                 6,390            7,597             4,897
  Merchandise inventories         245,542          130,028           182,174
  Other                            13,261            9,666             8,676
                                  -------          -------           -------
          Total current assets    291,868          178,330           216,425

PROPERTY AND EQUIPMENT, NET       139,223          120,393           119,565
OTHER LONG-TERM ASSETS             25,288           15,281            17,559
                                  -------          -------           -------
                                 $456,379         $314,004          $353,549
                                  =======          =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities    $119,888         $ 63,653          $ 79,632
  Revolving line of credit         39,841            5,479            28,840
  Current portion of long-term
    obligations                     6,549            4,479             4,620
                                  -------          -------           -------
      Total current liabilities   166,278           73,611           113,092

LONG-TERM OBLIGATIONS (less current portion):
  Line of credit                  100,000           50,000            60,000
  Notes and mortgage loans
    payable                        29,320           25,123            25,847
  Capitalized lease obligations     5,172            5,551             5,227
                                  -------          -------           -------
                                  134,492           80,674            91,074

DEFERRED INCOME & OTHER            27,323           28,520            25,866

SUBORDINATED NOTE PAYABLE
  TO AFFILIATE                    21,218            20,961            20,875

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY             107,068           110,238          102,642
                                 -------           -------          -------
                                $456,379          $314,004         $353,549
                                 =======           =======          =======

See notes to condensed consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)

(In thousands of dollars, except  per share data)
-----------------------------------------------------------------------------

                                 Thirteen Weeks          Thirty-Nine Weeks
                                      Ended                    Ended
                            ------------------------   ------------------------
                            October 28,   October 30,  October 28,  October 30,
                               2000          1999         2000         1999
                            -----------   ----------   ----------   -----------
Net sales                    $153,214      $122,873     $403,620    $352,695
Net credit revenues             1,867         2,046        6,166       6,209
Net leased department
  revenues                        816           651        2,308       2,959
                              -------       -------      -------     -------
     Total revenues           155,897       125,570      412,094     361,863

Costs and expenses:
  Cost of sales                96,266        78,860      261,239     230,072
  Selling, general and
    administrative expenses    52,266        40,848      133,867     119,012
  Depreciation and
    amortization                3,147         2,408        8,333       6,992
  New store pre-opening
    expenses                    4,941           331        5,918         331
                              -------       -------      -------     -------
     Total costs and expenses 156,620       122,447      409,357     356,407
                              -------       -------      -------     -------
Operating income (loss)          (723)        3,123        2,737       5,456

Other (income) expense:
  Interest expense              3,733         2,847        9,249       7,975
  Miscellaneous income           (370)         (339)      (1,053)     (1,102)
                              -------       -------      -------     -------
                                3,363         2,508        8,196       6,873
                              -------       -------      -------     -------
Income (loss) before income tax
  expense (benefit)            (4,086)          615       (5,459)     (1,417)

Income tax expense (benefit)   (1,614)          257       (2,157)       (591)
                              -------       -------      -------     -------
Net income (loss)            $ (2,472)     $    358     $ (3,302)   $   (826)
                              =======       =======      =======     =======
Net income (loss) per common share -
  basic and diluted          $  (0.20)     $   0.03     $  (0.26)   $  (0.07)
                              =======       =======      =======     =======


See notes to condensed consolidated financial statements.



GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)

(In thousands of dollars)
----------------------------------------------------------------------------
                                                       Thirty-Nine Weeks
                                                              Ended
                                                    --------------------------
                                                    October 28,     October 30,
                                                       2000            1999
                                                    ----------      ----------
OPERATING ACTIVITIES:
  Net loss                                          $( 3,302)        $( 826)
  Adjustments:
     Depreciation and amortization                     8,333          6,992
     Provision for credit losses                       2,500          2,173
     Other adjustments, net                           (1,017)        (2,257)
     Changes in operating assets and liabilities:
        Receivables                                   (1,217)          (677)
        Merchandise inventories                     (114,926)       (58,399)
        Other current and long-term assets            (3,727)         2,736
        Trade accounts payable                        50,116         12,061
        Other current and long-term liabilities       (3,109)        (9,257)
                                                    --------       --------
           Net cash used in operating activities     (66,349)       (47,454)

INVESTING ACTIVITIES:
   Available-for-sale securities:
       Maturities                                   (208,746)      (210,268)
       Purchases                                     214,804        220,059
   Lamonts acquisition                               (19,460)
   Capital expenditures                              (18,171)       (13,263)
   Other                                                 146            146
                                                    --------       --------
          Net cash used in investing activities      (31,427)        (3,326)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit         84,362         28,567
  Proceeds from issuance of 1999-1
    Series certificate                                               53,000
  Principal payments on 1994-1 and 1996-1
    Series certificates                                             (30,900)
  Principal payments on long-term obligations         (4,251)        (3,354)
  Proceeds from long-term obligations                 10,000            500
  Changes in cash management liability and other       9,359          3,736
                                                     -------       --------
      Net cash provided by financing activities       99,470         51,549
                                                     -------       --------

INCREASE IN CASH                                       1,694            769

CASH AT BEGINNING OF PERIOD                            1,901          1,693
                                                     -------        -------
CASH AT END OF PERIOD                               $  3,595       $  2,462
                                                     =======        =======

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Thirty-Nine Weeks Ended October 28, 2000 and October 30, 1999
-----------------------------------------------------------------------------

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks  Inc.  is  a  regional  department
store  chain based in Fresno, California.  The
Company   currently  operates   79   full-line
department  stores located  in  seven  western
states,  with 39 stores in California,  21  in
Washington,  seven in Alaska, five  in  Idaho,
four in Oregon, two in Nevada and one in Utah.
The Company also operates 17 specialty apparel
stores  which  carry  a limited  selection  of
merchandise. As described more fully  in  Note
2,   the   Company   completed   the   largest
acquisition in its operating history  on  July
24,  2000, acquiring 34 store leases,  related
store  fixtures and equipment  and  one  store
building    from    Lamonts   Apparel,    Inc.
("Lamonts"),  a bankrupt apparel  store  chain
previously operating 38 stores throughout  the
Pacific  Northwest and Alaska.  The  Company's
department stores typically offer a wide range
of  better to moderate brand-name and private-
label   merchandise  for  the  entire  family,
including   men's,   women's,   junior's   and
children's  apparel,  cosmetics,   shoes   and
accessories,  and also a wide  array  of  home
furnishings,   including   domestics,   china,
housewares,  small  electrics,  as   well   as
furniture and mattresses in certain locations.
The   Company   operates  in  one   reportable
operating segment.

The     accompanying    unaudited    condensed
consolidated financial statements include  the
accounts  of Gottschalks Inc. and its  wholly-
owned     subsidiary,    Gottschalks    Credit
Receivables Corporation ("GCRC") (see Note 3).
Such  financial statements have been  prepared
in   accordance  with  accounting   principles
generally  accepted in the  United  States  of
America for interim financial information  and
the  instructions to Form 10-Q and Article  10
of  Regulation S-X.  Accordingly, they do  not
include  all of the information and  footnotes
required   by  generally  accepted  accounting
principles  for complete financial statements.
In  the opinion of management, all adjustments
(consisting  primarily  of  normal   recurring
accruals)  considered  necessary  for  a  fair
presentation  have  been included.   Operating
results for the thirty-nine week period  ended
October   28,   2000   are   not   necessarily
indicative of the results that may be expected
for  the  fiscal year ending February 3,  2001
(fiscal  2000) due to the seasonal  nature  of
the Company's business, the acquisition of  34
store  leases from Lamonts (Note  2)  and  its
LIFO  inventory  valuation  adjustment  ("LIFO
adjustment"), currently recorded only  at  the
end  of  each  fiscal year  (Note  4).   These
financial   statements  should  be   read   in
conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January
29,  2000 (the "1999 Annual Report on Form 10-
K").

Effective the end of fiscal 1999, the  Company
implemented the provisions of Staff Accounting
Bulletin ("SAB") No. 101, "Revenue Recognition
in  Financial Statements," which requires that
leased  department sales no longer be combined
with   owned  sales  for  financial  reporting
purposes.  The  Company, like most  retailers,
previously   combined   sales   from    leased
departments with owned sales, with the related
costs  combined with cost of sales. All  prior
year amounts have been reclassified to conform
with  the  required presentation. In addition,
certain  other  amounts  in  the  accompanying
financial  statements  for  the  fiscal   1999
interim  period  have  been  reclassified   to
conform with the current years' presentation.
The condensed consolidated balance sheet at January 29, 2000 has been derived from the audited consolidated financial statements at that date.

2.   ACQUISITION OF STORES FROM LAMONTS

On April 24, 2000, the Company entered into  a
definitive   asset  purchase  agreement   (the
"Agreement")  with Lamonts. The Agreement,  as
subsequently amended, provided for the Company
to  acquire  37  of Lamonts' 38 store  leases,
related store fixtures and equipment, and  one
store  building for a cash purchase  price  of
$20.1 million. Concurrent with the closing  of
the  transaction on July 24, 2000, the Company
sold one of the store leases for $2.5 million,
and  subsequently terminated two  other  store
leases, resulting in a net cash purchase price
of  $17.6 million for 34 store leases, related
store  fixtures and equipment  and  one  store
building. The Company did not acquire  any  of
Lamonts'   merchandise   inventory,   customer
credit  card  receivables or  other  corporate
assets in the transaction, nor did the Company
assume  any  material liabilities, other  than
the 34 store leases. The 34 stores are located
in  five  Western states, with  19  stores  in
Washington,  seven in Alaska, five  in  Idaho,
two  in  Oregon  and one in  Utah.  The  newly
acquired   stores   were  converted   to   the
Gottschalks'   banner,   re-merchandised   and
reopened in stages beginning in late August, with all stores completely open by September
7, 2000.

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

The    financial   statements   reflect    the
preliminary  allocation of the purchase  price
to  the acquired assets on the basis of  their
estimated  fair values as of the date  of  the
acquisition.   The   final   purchase    price
allocation is subject to the completion of  an
independent  appraisal of the acquired  leases
and  the  finalization of estimates of certain
direct   transaction  costs.  The  preliminary
allocation of the purchase price is summarized below (in thousands of dollars):

    Fair value of note payable         $10,000
    Cash                                 7,580
    Direct transaction costs             1,880
                                        ------
            Total purchase price       $19,460
                                        ======

    Favorable lease rights             $ 9,857
    Property and equipment               9,000
    Goodwill                               603
                                        ------
            Total purchase price       $19,460
                                        ======

3.  RECEIVABLES SECURITIZATION PROGRAM

As  described more fully in the Company's 1999
Annual  Report  on  Form 10-K,  the  Company's
receivables securitization program provides  a
source   of   working  capital  and  long-term
financing   that  is  generally   more   cost-
effective to the Company than traditional debt
financing.  Under  the  program,  the  Company
sells  all of its accounts receivable  arising
under  its private label credit cards  to  its
wholly-owned  subsidiary,  GCRC,   and   those
receivables   that  meet  certain  eligibility
requirements of the program are simultaneously
conveyed  to  Gottschalks Credit  Card  Master
Trust  ("GCC Trust"), to be used as collateral
for    securities   issued   through   private
placements  to  investors.  GCC  Trust  is   a
qualified  special purpose entity and  is  not
consolidated   in   the  Company's   financial
statements under SFAS No. 125. Accordingly, the transfer of receivables to GCC Trust are accounted for as sales for financial reporting purposes and such transferred receivables are removed from the Company's balance sheet.

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

On November 16, 2000, GCC Trust also issued  a
Variable   Base   Class   A-1   Credit    Card
Certificate   (the  "2000-1  Series")   in   a
principal  amount of up to $24.0 million.  The
2000-1 Series certificate was issued under  an
initial  364-day  commitment period  (expiring
October  31,  2001),  and  is  renewable   for
subsequent  periods of 364-days each,  at  the
option   of  GCC  Trust  and  the  certificate
holder, through July 31, 2003. The outstanding
principal balance of the certificate, which is
also   treated   as  off-balance   sheet   for
financial reporting purposes, is to be  repaid
in  six  equal monthly installments commencing
in   the   moth  following  the  end  of   the
commitment period. In the event the commitment
period  is renewed through July 31, 2003,  the
principal  is  to  be repaid in  twelve  equal
monthly   installments  commencing   September
2003.  The  holder of the 2000-1 Series  earns
interest on a monthly basis at a variable rate
equal to one-month LIBOR plus 1.5%. The 2000-1
Series  was  issued to provide  financing  for
receivables  in  the  Company's  portfolio  in
excess of amounts required to support the 1999-
1  Series,  including  additional  receivables
expected to be generated by the 37 new  stores
opened during the second half of fiscal  2000.
The balance of such receivables is subject  to
seasonal fluctuations, and the Company expects
that  the  outstanding balance of certificates
issued under the 2000-1 Series will be highest
during the Christmas selling season, when  the
Company's customer credit card balances are at
their highest levels, and will decline in  the
following    months   as    customers    repay
outstanding  balances  from  their   Christmas
season purchases.

Monthly  cash flows generated by the Company's
receivables    portfolio,    consisting     of
principal,    interest   and    service    fee
collections,  are first used  to  pay  certain
costs  of  the  program,  which  include   the
payment  of monthly interest to the investors,
and  are  then  available to  fund  additional
purchases of newly generated receivables  from
the  Company.  The Company is required,  among
other  things, to continue to satisfy  certain
portfolio  performance  standards  under   the
program.   The  portfolio's  performance   has
substantially  exceeded such  standards  since
the   issuance   date.  Subject   to   certain
conditions, the Company may expand the program to meet future receivables growth.

4.  MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held
for  resale,  are valued by the retail  method
and  are  stated at last-in, first-out  (LIFO)
cost,  which is not in excess of market value.
The   Company   includes  in   inventory   the
capitalization   of  certain  indirect   costs
related   to  the  purchasing,  handling   and
storage  of merchandise.  Current cost,  which
approximates replacement cost, under the first-
in,  first-out (FIFO) method was equal to  the
LIFO value of inventories at January 29, 2000.
A valuation of inventory under the LIFO method
is presently made only at the end of each year
based on actual inventory levels and costs  at
that time. Since these factors are subject  to
variability  beyond the control of management,
interim  results of operations are subject  to
the  final  year-end LIFO inventory  valuation
adjustment.   Management  does  not  currently
anticipate   that   the   fiscal   2000   LIFO
adjustment will materially affect fiscal  2000
operating results.


5.  TRADE ACCOUNTS PAYABLE AND OTHER CURRENT
    LIABILTIIES

Trade accounts payable and other current liabilities consist of the following:

                                     October 28,   January 29,  October 30,
(In thousands of dollars)               2000          2000        1999
----------------------------------------------------------------------------
Trade accounts payable               $  65,733      $15,617     $35,238
Cash management liability               19,386       10,027      15,912
Accrued expenses                        13,215        9,958       7,129
Accrued payroll and related
  liabilities                            8,404        6,861       5,989
Taxes, other than income taxes           8,294       11,141       7,466
Deferred income taxes                    4,677        4,677       4,470
Federal and state income taxes payable     179        5,372       3,428
                                       -------       ------      ------
                                      $119,888      $63,653     $79,632
                                       =======       ======      ======

6.   DEBT

The  Company  has  a $180.0 million  revolving
line   of   credit  facility   with   Congress
Financial  Corporation  ("Congress")   through
March  30, 2002. Borrowings under the facility
are  limited  to  75% of eligible  merchandise
inventories, and at the Company's option, such
borrowings may be increased to 80% of eligible
inventories  during the period of  November  1
through  December 31 of each year  to  provide
for increased seasonal inventory requirements.
Interest  under the facility is charged  at  a
rate  of  approximately one-month  LIBOR  plus
1.875%  (8.61% at October 28, 2000),  with  no
interest charged on the unused portion of  the
line  of  credit. The maximum amount available
for  borrowings under the line of  credit  was
$170.9  million  as of October  28,  2000,  of
which  $139.8  million was outstanding  as  of
that  date. Outstanding borrowings  under  the
facility  which are not expected to be  repaid
within  one  year  of  the respective  balance
sheet  dates,  totaling $100.0 million,  $50.0
million  and  $60.0 million as of October  28,
2000,  January 29, 2000 and October 30,  1999,
respectively, are classified as  long-term  in
the  accompanying  financial  statements.  The
agreement  contains  one  financial  covenant,
pertaining  to the maintenance  of  a  minimum
adjusted   net  worth,  as  defined   in   the
agreement, with which the Company was in compliance as of October 28, 2000.

The   Company  issued  a  $10.0  million  note
payable  to a third party lender on  July  24,
2000,  using the proceeds to finance a portion
of   the   purchase  price  for  the   Lamonts
acquisition (Note 2). The note is  payable  in
thirty-six  monthly principal installments  of
$278,000  each, bears interest at  a  variable
rate   equal  to  LIBOR  plus  3.0%,  and   is
collateralized  by fixtures and  equipment  in
the newly acquired stores and by the equity in
two previously owned stores already subject to
mortgage  loans  with  the  same  lender.  The
Company's     other    long-term     borrowing
arrangements are described more fully in its 1999 Annual Report on Form 10-K.

7.  WEIGHTED AVERAGE NUMBER OF SHARES


                                              Third Quarter     Three Quarters
                                              --------------    --------------
                                              2000      1999     2000     1999
                                              ----      ----     ----     ----
                                                   (Share data in thousands)

Weighted average number of shares - basic     12,621   12,575   12,607   12,575

Incremental shares from assumed issuance of
   stock  options  (treasury  stock  method)    ---        69     ---      ---
                                              ------   ------   ------   ------
Weighted average number of shares - diluted   12,621   12,644   12,607   12,575
                                              ======   ======   ======   ======


Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

In  addition  to the 34 stores  acquired  from
Lamonts, the Company opened one new department
store  in  the third quarter of 2000  and  two
additional  department stores  in  the  fourth
quarter   of   fiscal  2000.   The   estimated
remaining  cost  to complete the  fiscal  2000
planned   expenditures  for  those   locations
totaled $2.9 million as of October 28, 2000, and such costs are expected to be financed from existing financial resources.

9.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS   No.  133,  "Accounting  for  Derivative
Instruments   and   Hedging  Activities,"   as
deferred and amended by SFAS No. 137 and  138,
respectively, requires an entity to  recognize
all   derivatives   as   either   assets    or
liabilities  in  the  statement  of  financial
position and measure those instruments at fair
value.   The  statements  also  require   that
changes  in  the  derivatives  fair  value  be
recognized  in earnings unless specific  hedge
accounting criteria are met. The Company  does
not   expect   that  the  adoption   of   this
statement, effective beginning fiscal 2001, will have a material impact on the Company's financial position or the results of its operations.

SFAS  No.  140, "Accounting for Transfers  and
Servicing    of    Financial    Assets     and
Extinguishments of Liabilities," was issued in
September  2000 and supersedes SFAS  No.  125.
SFAS  No.  140 is effective for transfers  and
servicing    of    financial    assets     and
extinguishments of liabilities occurring after
March   31,   2001,  with  certain  disclosure
requirements effective for fiscal years ending
after December 15, 2000. The adoption of  SFAS
No.  140 is not expected to materially  affect
the   Company's  financial  position  or   the
results of its operations.

Emerging Issues Task Force ("EITF") Issue  00-
10, "Accounting for Shipping and Handling Fees
and   Costs,"  was  recently  issued  and   is
effective   for  fiscal  2000.   Issue   00-10
requires that all amounts billed to a customer
in   a  sale  transaction  for  shipping   and
handling, including customer delivery charges,
be  classified as revenue, and that all  prior
periods  presented be reclassified to  conform
with  the  required presentation. Issue  00-10
also  requires  that  the  classification   of
related  costs  be disclosed as an  accounting
policy.   The   Company   currently   includes
shipping  and handling revenues and  costs  in
its   selling,   general  and   administrative
expenses.  The  adoption of Issue  00-10  will
have  no  impact  on  the Company's  financial
results   and   relates  only   to   financial
statement classification and disclosure.



GOTTSCHALKS INC. AND SUBSIDIARY

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------

Following   is  management's  discussion   and
analysis  of  significant factors  which  have
affected the Company's financial position  and
its  results  of  operations for  the  periods
presented   in   the  accompanying   condensed
consolidated    financial   statements.    The
Company's  operating results,  like  those  of
most   retailers,  are  subject  to   seasonal
influences, with the major portion  of  sales,
gross  margin  and operating results  realized
during the fourth quarter of each fiscal year.
In addition, as described more fully in Note 2
to  the accompanying financial statements, the
Company  completed the largest acquisition  in
its   operating  history  on  July  24,  2000,
acquiring  34  store  leases,  related   store
fixtures and equipment, and one store building from Lamonts. This business seasonality and the acquisition of the 34 store leases may result in performance for the thirteen and thirty-nine week periods ended October 28, 2000 (hereinafter referred to as the "third quarter" and "first three quarters" of fiscal
2000)  which is not necessarily indicative  of
performance for the remainder of the year.

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


Results of Operations
---------------------
The following table sets forth the Company's Consolidated Statements of
Operations as a percent of net sales:

                                         Third  Quarter       Three Quarters
                                         2000       1999      2000       1999
                                        ------     ------    ------     ------
Net sales                               100.0%     100.0%    100.0%     100.0%
Net credit revenues                       1.2        1.7       1.5        1.8
Net leased department revenues            0.5        0.5       0.6        0.8
                                        -----      -----     -----      -----
    Total revenues                      101.7      102.2     102.1      102.6

Costs and expenses:
  Cost of sales                          62.8       64.2      64.7       65.2
  Selling, general and
    administrative expenses              34.1       33.2      33.2       33.7
  Depreciation and amortization           2.1        2.0       2.1        2.0
  New store pre-opening costs             3.2        0.3       1.4        0.1
                                        -----      -----     -----      -----
    Total costs and expenses            102.2       99.7     101.4      101.0
                                        -----      -----     -----      -----
Operating income (loss)                  (0.5)       2.5       0.7        1.6

Other (income) expense:
  Interest expense                        2.4        2.3       2.3         2.3
  Miscellaneous income                   (0.2)      (0.3)     (0.3)       (0.3)
                                        -----      -----     -----       -----
                                          2.2        2.0       2.0         2.0
                                        -----      -----     -----       -----
Income (loss) before income
    tax   expense  (benefit              (2.7)       0.5      (1.3)       (0.4)

Income tax expense (benefit)             (1.1)       0.2      (0.5)       (0.2)
                                        -----      -----     -----       -----

Net income (loss)                        (1.6)%      0.3%     (0.8)%      (0.2)%
                                        =====      =====     =====       =====



Third Quarter of Fiscal 2000 Compared to Third Quarter of Fiscal 1999
----------------------------------------------------------------------

Net Sales
---------

Net  sales  increased  by approximately  $30.3
million to $153.2 million in the third quarter of fiscal 2000 as compared to $122.9 million in the third quarter of fiscal 1999, an increase of 24.7%. This increase is primarily due to additional sales volume generated by the 35 stores opened in the third quarter of 2000, and by two new stores opened in Danville and Davis, California, in October and November
1999, respectively. The increase is also due to a 2.8% increase in comparable store sales as compared to the same period of the prior year.

The  Company operated 77 department stores and
17  specialty apparel stores as of the end  of
the third quarter of fiscal 2000, successfully
opening  35  stores in the  third  quarter  of
fiscal  2000, including the 34 stores acquired
from  Lamonts  on  July 24, 2000,  which  were
reopened  during  the period  from  August  26
through September 7, 2000 and one new store in Grants Pass, Oregon, opened on August 23,
2000. The Company opened its 78th and 79th department stores in Walla Walla, Washington and Redding, California, on November 8 and 10,
2000, respectively. The new store in Redding is a replacement for a pre-existing specialty store in that location, which was closed during the third quarter of fiscal 2000.

Net Credit Revenues
-------------------

Net credit revenues related to the Company's credit card receivables portfolio decreased by $179,000, or 8.7%, in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. As a percent of net sales, net credit revenues were 1.2% of net sales in the third quarter of fiscal 2000 as compared to 1.7% in the third quarter of fiscal 1999. Net credit revenues consist of the following:



                                           Third Quarter
(In thousands of dollars)                2000        1999
--------------------------------------------------------------------
Service charge revenues                  $3,792      $3,728
Interest expense on securitized
  receivables                            (1,015)     (1,015)
Charge-offs on receivables sold and
  provision for credit losses on
   receivables ineligible for sale         (889)       (653)
Loss on sale of receivables                 (21)        (14)
                                          -----       -----
                                         $1,867      $2,046
                                          =====       =====

Service  charge revenues increased by $64,000,
or  1.7%, in the third quarter of fiscal  2000
as  compared  to the third quarter  of  fiscal
1999,   but  as  a  percentage  of  net  sales
decreased to 2.5% as compared to 3.0%  in  the
same  period  of  the prior year.  The  dollar
increase  is  primarily due to an increase  in
the  volume  of late charge fees collected  on
delinquent credit card balances as compared to
the   same  period  of  the  prior  year.  The
decrease  as  a  percentage of  net  sales  is
primarily  due  to  lower average  outstanding
balances  on newly originated customer  credit
card  accounts in the 35 stores opened  during
the   third  quarter  of  fiscal  2000,  which
generated lower service charge revenues as compared to those from established accounts.
Service charge revenues generated by those new customer accounts are expected to increase beginning in the fourth quarter of fiscal 2000 as the customers' average outstanding account balances begin to increase.

Interest  expense  on securitized  receivables
remained   unchanged  at  approximately   $1.0
million  in the third quarters of both  fiscal
2000 and 1999. Charge-offs on receivables sold
and   the  provision  for  credit  losses   on
receivables  ineligible for sale increased  by
$236,000,  or 36.1%, in the third  quarter  of
fiscal  2000 as compared to the third  quarter
of fiscal 1999. As a percentage of sales, such
credit  losses increased to 0.6% of net  sales
as  compared to 0.5% in the third  quarter  of
fiscal   1999.  The  loss  on  the   sale   of
receivables during the third quarter of fiscal
2000 was not materially different from the third quarter of fiscal 1999.

Net Leased Department Revenues
------------------------------

Net  rental income generated by the  Company's
various   leased  departments   increased   by
$165,000,  or 25.3%, to $816,000 in the  third
quarter   of   fiscal  2000  as  compared   to
approximately $651,000 in the third quarter of fiscal 1999. This increase is primarily due to additional revenues generated by the leased shoe departments in the 34 recently acquired stores. As of October 28, 2000, the Company leased the operation of the shoe departments in 34 of its 79 stores to an independent lessee, and expects to continue to lease those departments through July 2002, at which time the operation of those departments is expected to be assumed by the Company.

As  required by SAB No. 101, leased department
sales  are presented net of the related  costs
for   financial   reporting  purposes.   Sales
generated in the Company's leased departments,
consisting  primarily of the shoe  departments
in   34   of  its  stores,  its  fine  jewelry
departments and its beauty salons, increased by $1.2 million, or 28.2%, to $5.7 million in the third quarter of fiscal 2000 as compared to $4.5 million in the third quarter of fiscal
1999.

Cost of Sales
-------------

Cost of sales, which includes costs associated
with the buying, handling and distribution  of
merchandise, increased by approximately  $17.4
million  to $96.3 million in the third quarter
of fiscal 2000 as compared to $78.9 million in
the  third quarter of fiscal 1999, an increase
of   22.1%.   The   Company's   gross   margin
percentage  increased to 37.2%  in  the  third
quarter of fiscal 2000 as compared to 35.8% in
the third quarter of 1999. The increase in the
gross  margin percentage is primarily  due  to
benefits  from  purchase  discounts   on   the
initial inventories for the recently acquired stores, a reduction in purchasing and buying costs as a percentage of sales as a result of synergies achieved through the acquisition, and lower markdowns as a percentage of sales as compared to the same period of the prior year.

Selling, General and Administrative Expenses
--------------------------------------------

Selling,  general and administrative  expenses
increased  by approximately $11.5  million  to
$52.3  million in the third quarter of  fiscal
2000 as compared to $40.8 million in the third
quarter of fiscal 1999, an increase of  28.0%.
As  a  percent of net sales, selling,  general
and administrative expenses increased to 34.1%
in   the  third  quarter  of  fiscal  2000  as
compared to 33.2% in the third quarter of fiscal 1999. This increase is primarily due to the 35 new stores opened during the third quarter of 2000, which are currently being operated with a higher advertising and payroll expense structure than the Company's existing stores in order to achieve a market presence.
Such expenditures are expected to decrease as a percentage of sales as the new stores mature.

Depreciation and Amortization
-----------------------------

Depreciation  and amortization expense,  which
includes   the  amortization  of   intangibles
(goodwill   and   favorable   lease   rights),
increased  by approximately $700,000  to  $3.1
million in the third quarter of fiscal 2000 as
compared to $2.4 million in the third  quarter
of  fiscal  1999, an increase of 30.7%.  As  a
percent   of   net  sales,  depreciation   and
amortization expense increased to 2.1% in  the
third  quarter of fiscal 2000 as  compared  to
2.0%  in  the  third quarter of  1999.   As  a
result   of   the  Lamonts  acquisition,   the
amortization   of  intangibles  increased   by
$131,000  in  the  third quarter  of  2000  as
compared to the same period of the prior year.
Excluding  the  amortization  of  intangibles,
depreciation    and    amortization    expense
increased by $569,000 as compared to the  same
period of the prior year, and as a percent  of
net  sales, remained unchanged at 1.9% in  the
third  quarters of fiscal 2000 and  1999.  The
dollar increase is primarily due to additional
depreciation   expense   related   to   assets
acquired   from  Lamonts,  and   for   capital
expenditures  for  new  stores  and  for   the
renovation of certain existing stores.

New Store Pre-Opening Costs
---------------------------

New   store   pre-opening  costs,  which   are
expensed as incurred, typically include  costs
such  as payroll and fringe benefits for store
associates,     store    rents,    pre-opening
advertising,  credit  solicitation  and  other
costs  incurred  prior to  the  opening  of  a
store. The Company recognized a total of  $4.9
million of new store pre-opening costs in  the
third  quarter of fiscal 2000, including  $4.7
million   incurred  in  connection  with   the
reopening  of  the  34  stores  acquired  from
Lamonts  and $200,000 in connection  with  the
new  stores  opened  in Grants  Pass,  Oregon,
Walla    Walla,   Washington   and    Redding,
California  on  August  23,  November  8   and
November  10, 2000, respectively.   New  store
pre-opening costs of $331,000 were incurred in the third quarter of 1999 in connection with the new store openings in Davis and Danville, California.

Interest Expense
-----------------

Interest    expense,   which   includes    the
amortization  of  deferred  financing   costs,
increased  by approximately $900,000  to  $3.7
million in the third quarter of fiscal 2000 as
compared to $2.8 million in the third  quarter
of  fiscal 1999, an increase of 31.1%.   As  a
percent   of   net  sales,  interest   expense
increased  to  2.4% in the  third  quarter  of
fiscal  2000 as compared to 2.3% in the  third
quarter of 1999. These increases are primarily
due  to  higher average outstanding borrowings
on  the Company's working capital facility and
an  increase in the weighted-average  interest
rate  applicable to the facility (8.6% in  the
third  quarter of fiscal 2000 as  compared  to
7.4%  in  the  third quarter of  fiscal  1999)
resulting from higher LIBOR and prime interest rates in effect as compared to the same period of the prior year. The increase is also due to the issuance of the $10.0 million note payable in connection with the Lamonts acquisition
(see Note 2 to the accompanying financial statements).

Interest   expense  related   to   securitized
receivables is reflected as a reduction of net
credit   revenues  and  is  not  included   in
interest   expense  for  financial   reporting
purposes.

Miscellaneous Income
---------------------

Miscellaneous  income,  which   includes   the
amortization  of  deferred  income  and  other
miscellaneous  income  and  expense   amounts,
increased by $31,000 to $370,000 in the  third
quarter of fiscal 2000 as compared to $339,000
in  the  third quarter of fiscal 1999.   As  a
percent of net sales, miscellaneous income decreased to 0.2% of net sales in the third quarter of fiscal 2000 as compared to 0.3% in the third quarter of fiscal 1999.

Income Taxes
-------------

The Company's interim effective tax credit  of
(39.5%)  in  the third quarter of fiscal  2000
and effective tax rate of 41.7% in the third quarter of fiscal 1999 relate to the net income (loss) incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Income (Loss)
-----------------

As  a  result  of the foregoing,  the  Company
reported  a  net  loss of approximately  ($2.5
million),  or  ($0.20) per  share  (basic  and
diluted) in the third quarter of fiscal  2000.
The  net  loss  for the period  includes  $4.7
million  pre-tax ($2.8 million  after-tax)  of
non-recurring  costs  incurred  in  connection
with  the  reopening of the 34 stores acquired
from Lamonts. Excluding such costs, net income
was  essentially  unchanged  at  $371,000,  or
$0.03  per  share,  in the  third  quarter  of
fiscal 2000 as compared to $358,000, or  $0.03
per  share,  in  the third quarter  of  fiscal
1999.

First  Three Quarters of Fiscal 2000  Compared
to First Three Quarters of Fiscal 1999
--------------------------------------------------

Net Sales
---------

Net  sales  increased  by approximately  $50.9
million  to $403.6 million in the first  three
quarters of fiscal 2000 as compared to  $352.7
million in the first three quarters of  fiscal
1999,  an increase of 14.4%. This increase  is
primarily  due  to  additional  sales   volume
generated by the 35 stores opened in the third quarter of 2000, and by two new stores opened in Danville and Davis, California, in October and November 1999, respectively. The increase is also due to a 5.6% increase in comparable store sales as compared to the same period of the prior year.

Net Credit Revenues
-------------------

Net credit revenues related to the Company's credit card receivables portfolio decreased by $43,000, or 0.7%, in the first three quarters of fiscal 2000 as compared to the first three quarters of fiscal 1999. As a percent of net sales, net credit revenues were 1.5% of net sales in the first three quarters of fiscal
2000 as compared to 1.8% in the first three quarters of fiscal 1999. Net credit revenues consist of the following:


                                        First Three Quarters
(In thousands of dollars)               2000           1999
-------------------------------------------------------------------------
Service charge revenues               $11,635       $11,319
Interest expense on securitized
  receivables                          (3,047)       (3,054)
Charge-offs on receivables sold
  and provision for credit losses
  on receivables ineligible for sale   (2,500)       (2,173)
Gain on sale of receivables                78           117
                                       ------        ------
                                      $ 6,166       $ 6,209
                                       ======        ======


Service charge revenues increased by $316,000,
or 2.8%, in the first three quarters of fiscal
2000  as  compared to the first three quarters
of fiscal 1999, but as a percent of net sales,
decreased to 2.9% as compared to 3.2%  in  the
same  period  of  the prior year.  The  dollar
increase is primarily due to a change  in  the
method  of  assessing service  charges  to  an
average-daily  balance method effective  April
1999 (previously assessed based on the balance
as  of  the  end of a billing period)  and  an
increase  in  the volume of late  charge  fees
collected  on delinquent credit card  balances
as  compared to the same period of  the  prior
year.  The  decrease as a  percentage  of  net
sales   is  primarily  due  to  lower  average
outstanding   balances  on  newly   originated
customer credit card accounts in the 35 stores
opened  during  the  third quarter  of  fiscal
2000,   and   such  accounts   are   currently
generating  lower service charge  revenues  as
compared  to  those  produced  by  established
accounts. Service charge revenues generated by
those  new  customer accounts are expected  to
increase  beginning in the fourth  quarter  of
fiscal   2000   as   the  customers'   average
outstanding   account   balances   begin    to
increase.

Interest  expense  on securitized  receivables
remained   unchanged  at  approximately   $3.0
million  in the first three quarters  of  both
fiscal   2000   and   1999.   Charge-offs   on
receivables sold and the provision for  credit
losses  on  receivables  ineligible  for  sale
increased by $327,000, or 15.0%, in the  first
three  quarters of fiscal 2000 as compared  to
the first three quarters of fiscal 1999. As  a
percent   of   sales,  such  losses   remained
unchanged at 0.6% in the first three quarters of fiscal 2000 and 1999. The gain on the sale of receivables during the first three quarters of fiscal 2000 was not materially different from the first three quarters of fiscal 1999.

Net Leased Department Revenues
------------------------------

Net  rental income generated by the  Company's
various   leased  departments   decreased   by
approximately  $700,000,  or  22.0%,  to  $2.3
million in the first three quarters of  fiscal
2000  as compared to $3.0 million in the first
three  quarters of fiscal 1999. This  decrease
is  primarily due to lower revenues  resulting
from  the  termination of the shoe  department
leases  in  28 Gottschalks locations effective
August 1, 1999, partially offset by additional
revenues   generated  by   the   leased   shoe
departments   in  the  34  recently   acquired
stores.

As a result of terminating the shoe department
leases   in   the  28  remaining   Gottschalks
locations  effective  August  1,  1999,  sales
generated  in the Company's leased departments
decreased by $4.2 million, or 20.9%, to  $16.1
million in the first three quarters of  fiscal
2000 as compared to $20.3 million in the first
three quarters of fiscal 1999. Shoe department
sales   generated  in  those  28   Gottschalks
locations after August 1, 1999 are included in total sales for financial reporting purposes.

Cost of Sales
--------------

Cost of sales, which includes costs associated
with the buying, handling and distribution  of
merchandise, increased by approximately  $31.1
million  to $261.2 million in the first  three
quarters of fiscal 2000 as compared to  $230.1
million in the first three quarters of  fiscal
1999,  an  increase  of 13.5%.  The  Company's
gross margin percentage increased to 35.3%  in
the  first  three quarters of fiscal  2000  as
compared  to 34.8% in the first three quarters
of  fiscal  1999. The increase  in  the  gross
margin percentage is primarily due to benefits
from   purchase  discounts  on   the   initial
inventories for the recently acquired stores, a reduction in purchasing and buying costs as a percentage of sales as a result of synergies achieved through the acquisition, and lower markdowns as a percentage of sales as compared to the same period of the prior year.

Selling, General and Administrative Expenses
---------------------------------------------

Selling,  general and administrative  expenses
increased  by approximately $14.9  million  to
$133.9 million in the first three quarters  of
fiscal  2000 as compared to $119.0 million  in
the  first three quarters of fiscal  1999,  an
increase of 12.5%.  As a percent of net sales,
selling,  general and administrative  expenses
decreased to 33.2% in the first three quarters
of  fiscal  2000 as compared to 33.7%  in  the
first  three  quarters of fiscal  1999.   This
decrease as a percent of net sales was largely
realized during the first half of fiscal  2000
as a result of leveraging the Company's fixed costs and corporate overhead against a higher sales base. This decrease was partially offset in the third quarter by higher payroll and advertising costs as a percentage of sales in the newly acquired stores.

Depreciation and Amortization
-----------------------------

Depreciation  and amortization expense,  which
includes   the  amortization  of   intangibles
(goodwill   and   favorable   lease   rights),
increased  by  approximately $1.3  million  to
$8.3  million in the first three  quarters  of
fiscal 2000 as compared to $7.0 million in the
first  three  quarters  of  fiscal  1999,   an
increase of 19.2%. As a percent of net  sales,
depreciation    and    amortization    expense
increased to 2.1% in the first three  quarters
of  fiscal  2000 as compared to  2.0%  in  the
first  three  quarters  of  fiscal  1999.  The
amortization   of  intangibles  increased   by
$131,000 in the first third quarters  of  2000
as  compared to the same period of  the  prior
year  as  a result of the Lamonts acquisition.
Excluding  the  amortization  of  intangibles,
depreciation    and    amortization    expense
increased  by  approximately $1.2  million  as
compared to the same period as the prior year,
and  as  a  percent  of  net  sales,  remained
unchanged  at  1.9% in the third  quarters  of
fiscal  2000 and 1999. The dollar increase  is
primarily   due  to  additional   depreciation
expense   related  to  assets  acquired   from
Lamonts, and for capital expenditures for new stores and for the renovation of certain existing stores.

New Store Pre-Opening Costs
---------------------------

The Company recognized a total of $5.9 million
of  new  store pre-opening costs in the  first
three quarters of fiscal 2000, including  $5.7
million   incurred  in  connection  with   the
reopening  of  the  34  stores  acquired  from
Lamonts  and $200,000 in connection  with  the
new  stores  opened  in Grants  Pass,  Oregon,
Walla    Walla,   Washington   and    Redding,
California  on  August  23,  November  8,  and
November 10, 2000, respectively. New store pre-opening costs of $331,000 were incurred in the first three quarters of 1999 in connection with the new store openings in Davis and Danville, California.

Interest Expense
----------------

Interest    expense,   which   includes    the
amortization  of  deferred  financing   costs,
increased  by  approximately $1.2  million  to
$9.2  million in the first three  quarters  of
fiscal 2000 as compared to $8.0 million in the
first  three  quarters  of  fiscal  1999,   an
increase of 16.0%.  As a percent of net sales,
interest expense remained unchanged at 2.3% in
the  first three quarters of both fiscal  2000
and 1999. The dollar increase is primarily due to higher average outstanding borrowings on the Company's working capital facility and an increase in the weighted-average interest rate applicable to the facility (8.3% in the first three quarters of fiscal 2000 as compared to 7.2% in the first three quarters of fiscal
1999)  resulting from higher LIBOR  and  prime
interest rates in effect as compared to the same period of the prior year. The increase is also due to the issuance of the $10.0 million note payable in connection with the Lamonts acquisition (see Note 2 to the accompanying financial statements).

Miscellaneous Income
--------------------

Miscellaneous  income,  which   includes   the
amortization  of  deferred  income  and  other
miscellaneous  income  and  expense   amounts,
remained   unchanged  at  approximately   $1.1
million in the first three quarters of  fiscal
2000 as compared to the first three quarters of fiscal 1999. As a percent of net sales however, miscellaneous income also remained unchanged at 0.3% of net sales in the first three quarters of both 2000 and 1999.

Income Taxes
------------

The Company's interim effective tax credits of
(39.5%)   and  (41.7%)  in  the  first   three
quarters    of   fiscal   2000    and    1999,
respectively, relate to net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss
--------

As  a  result  of the foregoing,  the  Company
reported  a  net  loss of approximately  ($3.3
million), or ($0.26) per share (basic and diluted) in the first three quarters of fiscal
2000.  The  net  loss for the period  includes
$5.7 million pre-tax ($3.4 million after-tax) of non-recurring costs incurred in connection with the reopening of the 34 stores acquired from Lamonts. Excluding such costs, net income increased by $958,000, or $0.08 per share, to net income of $132,000, or $0.01 per share, in the first three quarters of fiscal 2000 as compared to a net loss of ($826,000), or ($0.07) per share, in the first three quarters of fiscal 1999.

Liquidity and Capital Resources
-------------------------------

Sources of Liquidity.

As  described more fully in the Company's 1999
Annual Report on Form 10-K and Notes 3  and  6
to  the accompanying financial statements, the
Company's  working  capital  requirements  are
currently  met through a combination  of  cash
provided   by  operations,  short-term   trade
credit,  and by borrowings under its revolving
line of credit and sales of proprietary credit
card    accounts    under   its    receivables
securitization   program.     The    Company's
liquidity   position,  like   that   of   most
retailers, is affected by seasonal influences,
with   the  greatest  portion  of  cash   from
operations generated in the fourth quarter of each fiscal year.

Revolving Line of Credit.

The  Company  has  a $180.0 million  revolving
line  of credit facility with Congress through
March 30, 2002. The total amount available for
borrowings  under the facility is  limited  to
75%  of eligible merchandise inventories,  and
at  the Company's option, such borrowings  may
be  increased  to 80% of eligible  inventories
during   the  period  of  November  1  through
December  31  of  each  year  to  provide  for
increased   seasonal  inventory  requirements.
Interest  under the facility is charged  at  a
rate of approximately LIBOR plus 1.875% (8.61%
at  October 28, 2000), and no interest charged
on  the  unused portion of the line of credit.
As of October 28, 2000, the Company had excess
availability of $31.1 million on the  facility
and   was   in  compliance  with  the   single
financial loan covenant applicable to the facility.

Receivables Securitization Program.

The   Company's   receivables   securitization
program  provides  an  additional  source   of
working  capital and long-term financing  that
is   generally  more  cost-effective  to   the
Company  than traditional debt financing.  GCC
Trust  may  issue  fixed  and  variable   rate
securities under the program. In March 1999, a
$53.0  million  principal amount  7.66%  Fixed
Base  Class  A-1 Credit Card Certificate  (the
"1999-1 Series") was issued. The holder of the
1999-1 Series certificate earns interest at  a
fixed   interest  rate  of  7.66%,   and   the
outstanding   principal   balance    of    the
certificate is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

On November 16, 2000, a Variable Base Class A-
1   Credit   Card  Certificate  (the   "2000-1
Series")  was issued in a principal amount  of
up   to   $24.0  million.  The  2000-1  Series
certificate was issued for an initial  364-day
commitment period (expiring October 31, 2001),
and  may be renewed for subsequent periods  of
364-days  each at the option of GCC Trust  and
the  certificateholder, through July 31, 2003.
The   outstanding  principal  balance  of  the
certificate,  which is also  treated  as  off-
balance    sheet   for   financial   reporting
purposes, is to be repaid in six equal monthly
installments commencing in the moth  following
the end of the commitment period. In the event
the  commitment period is renewed through July
31,  2003,  the principal is to be  repaid  in
twelve  equal monthly installments  commencing
September  2003.  The  holder  of  the  2000-1
Series earns interest on a monthly basis at  a
variable  rate equal to LIBOR plus  1.5%.  The
2000-1  Series was issued to provide financing
for receivables in the Company's portfolio  in
excess of amounts required to support the 1999-
1 Series, including receivables expected to be
generated  by the 37 new stores opened  during
the second half of fiscal 2000. The balance of
such   receivables  is  subject  to   seasonal
fluctuations, and the Company expects that the
outstanding  balance  of  certificates  issued
under the 2000-1 Series will be highest during
the   Christmas  selling  season,   when   the
Company's customer credit card balances are at
their highest levels, and will decline in  the
following    months   as    customers    repay
outstanding  balances  from  their   Christmas
season purchases.

Monthly  cash flows generated by the Company's
credit card portfolio, consisting of principal
and  interest collections, are first  used  to
pay   certain  costs  of  the  program,  which
include interest payable to the investor, and are then available to fund the purchase of newly generated receivables from the Company.

Uses of Liquidity.
Lamonts Acquisition.

As  described  more fully in  Note  2  to  the
accompanying financial statements, on July 24,
2000,  the Company acquired 34 former  Lamonts
store  leases,  related  store  fixtures   and
equipment, and a store building for a net purchase price of $17.6 million in cash. The purchase price for the assets was financed through the issuance of a $10.0 million three-year note payable to a third party lender, with the remainder provided from existing financial resources.

The Company experienced a significant increase
in  merchandise inventory levels as of the end
of   the  third  quarter  of  fiscal  2000  as
compared to the prior year, primarily in connection with the initial stocking of the newly acquired stores. Such purchases were largely financed with short-term trade credit.

Capital Expenditures.

Capital   expenditures  in  the  first   three
quarters   of  fiscal  2000,  totaling   $18.2
million,   were  primarily  related   to   the
renovation and refixturing of certain existing locations, tenant improvements and fixtures for the 37 new stores opened in the second half of fiscal 2000 and information systems enhancements. The estimated remaining cost to complete the fiscal 2000 planned expenditures totaled $2.9 million as of October 28, 2000, and such costs are expected to be financed from existing financial resources.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

As described more fully in Part II, Item 7A of
the Company's 1999 Annual Report on Form 10-K,
the  Company is exposed to market risks in the
normal  course of business due to  changes  in
interest rates on short-term borrowings  under
its   revolving  line  of  credit,  its  $10.0
million acquisition facility and outstanding amounts issued under the 2000-1 Series. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES  AND  USE  OF
          PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended October 28, 2000.

The  Company's credit agreement with  Congress
prohibits  the  Company from paying  dividends
without   prior  written  consent  from   that
lender.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed pursuant to the requirements of Item 601 of Regulation S-K:

     Exhibit No.           Description
     -----------           -----------
        27                 Financial Data Schedule


(b) The Company did not file a Current Report on Form 8-K during the thirteen week period ended October 28, 2000.









                  SIGNATURES


     Pursuant  to  the  requirements  of   the
     Securities  Exchange  Act  of  1934,  the
     Registrant has duly caused this report to
     be   signed   on   its  behalf   by   the
     undersigned thereunto duly authorized.

               Gottschalks Inc.
               ----------------
                (Registrant)



     December 12, 2000       \s\ James R. Famalette
     ------------------      --------------------------------------
                             (James R. Famalette, President
                              and Chief Executive Officer)


     December 12, 2000        \s\ Michael S. Geele
     -----------------        --------------------------------------
                              (Michael S. Geele, Senior Vice
                               President and Chief Financial Officer)