Form 10-K
period 2001-02-03
GOTTSCHALKS INC
filed 2001-04-18
CIK 790414

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For The Fiscal Year Ended February 3, 2001
                          ----------------
                                  or

[   ]     Transition  Report  Pursuant  to Section 13  or  15(d)  of  the
          Securities Exchange Act of 1934 (No Fee Required)

For the transition period from            to
                              ------------  --------------

                    Commission File Number 1-09100
                                           -------

                           Gottschalks Inc.
        -----------------------------------------------------
        (Exact name of Registrant as specified in its charter)

          Delaware                            77-0159791
-------------------------------             --------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)          Identification No.)


  7 River Park Place East, Fresno, CA            93720
----------------------------------------      -----------
(Address of principal executive offices)      (Zip code)

Registrant's telephone no., including area code: (559) 434-4800
                                                ---------------
Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
     Title of Each Class               on which registered
     -------------------              ---------------------

Common Stock, $.01 par value         New York Stock Exchange
----------------------------         -----------------------
                                     Pacific Stock Exchange
                                     -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X
N___

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001:
Common Stock, $.01 par value:  $32,762,345

On March 31, 2001 the Registrant had outstanding 12,656,769 shares of Common Stock.

Documents Incorporated By Reference: Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 28, 2001, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.



                             INDEX

                             PART I

                                                       Page No.
                                                       ________
Item 1.   Business...................................       1
Item 2.   Properties.................................      15
Item 3.   Legal Proceedings..........................      16
Item 4.   Submission of Matters to a Vote of
          Security Holders...........................      17


                             PART II

Item 5.   Market for Registrant's Common Stock and
          Related Stockholder Matters................      17

Item 6.   Selected Financial Data....................      17
Item 7.   Management's Discussion and Analysis of
          Results of Operations and Financial
          Condition..................................      21
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk..........................      38
Item 8.   Financial Statements and Supplementary
          Data.......................................      40
Item 9.   Changes in and Disagreements with Accountants
          on Auditing and Financial Disclosures......      40

                             PART III

Item 10.  Directors and Executive Officers of the
          Registrant.................................      40
Item 11.  Executive Compensation.....................      42
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management......................      42
Item 13.  Certain Relationships and Related
          Transactions...............................      43

                             PART IV

Item 14.  Exhibits, Financial Statement Schedule and
          Reports on Form 8-K........................      43

Signatures...........................................      79






                             PART I
Item 1.   BUSINESS

GENERAL
_______
          Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California. The Company currently operates 79 full-line "Gottschalks" department stores located in seven Western states, with 39 stores located in California, 21 in Washington, seven in Alaska, five in Idaho, four in Oregon, two in Nevada and one in Utah. The Company also operates 17 "Gottschalks" and "Village East" specialty apparel stores which carry a limited selection of merchandise. In fiscal 2000, the Company's sales totaled $663.9 million, a 22.6% increase from fiscal 1999 sales of $541.3 million.

          The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers.

          The Company has operated continuously for 97 years since it was founded by Emil Gottschalk in 1904. At the time the Company initially offered its stock to the public in 1986, the Company operated 10 department stores. Since then, a total of 69 department stores have been added, with 42 of those stores being added through acquisitions in fiscal 1998 and 2000. The Company is incorporated in the state of Delaware.


          Gottschalks Inc. has one wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"). GCRC is a qualified special purpose entity which was formed in 1994 in connection with a receivables securitization program. (See Note 3 to the Consolidated Financial Statements.)
_________________________


ACQUISITIONS
____________

           The Company completed the largest acquisition in its operating history on July 24, 2000, strategically expanding its presence throughout the Pacific Northwest and Alaska. Under the transaction (hereinafter the "Lamonts acquisition"), the Company acquired 37 department store leases, related store fixtures and equipment and one store building from Lamonts Apparel, Inc. ("Lamonts"), a bankrupt specialty apparel store chain, for a cash purchase price of $20.1 million. Concurrent with the closing of the transaction, the Company sold one of the store leases for $2.5 million, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17.6 million for 34 store leases, related store fixtures and equipment and one store building. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores acquired are located in five Western states, with 19 stores in Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. The newly acquired stores were converted to the Gottschalks banner, re-merchandised and re-opened in stages, beginning in late August with all stores completely open by September 7, 2000.

           On August 20, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of The Harris Company ("Harris"), a wholly-owned subsidiary of El Corte Ingles ("ECI") of Spain. Harris operated nine full-line department stores located in the Southern California area. As planned, the Company closed one of the acquired stores on January 31, 1999. As a result of the acquisition, Harris became a significant stockholder of the Company. The Company also leases three of its store locations from ECI.

OPERATING STRATEGY
__________________

          Merchandising Strategy. The Company's merchandising strategy is directed at offering and promoting moderate to upper-moderately priced brand-name merchandise recognized by its customers for style and value. Brand-name merchandise is complemented with offerings of private-label and other higher and budget-priced merchandise. Brand-name apparel, shoe, cosmetic and accessory lines carried by the Company include Estee Lauder, Lancome, Clinique, Chanel, Dooney & Bourke, Nine West, Liz
Claiborne, Carole Little, Calvin Klein, Ralph Lauren (Polo and Chaps), Guess, Nautica, Karen Kane, Tommy Hilfiger, Esprit, Evan Picone, Haggar, Koret and Levi Strauss. Brand-name merchandise carried for the home includes Lenox, Krups, Calphalon, Royal Velvet, Ralph Lauren, Tommy Hilfiger, KitchenAid and Samsonite.

          The Company has also directed considerable effort towards improving the quality and increasing the penetration of private-label merchandise in its overall merchandise mix. The Company's most well-recognized private-label is "Shaver Lake", currently carried in the women's, men's and children's departments, as well as in certain departments in the home division. The "Shaver Lake" brand is exclusively offered in Gottschalks stores, and provides an opportunity to increase Gottschalks' brand acceptance and promote competitive differentiation.

          The Company purchases merchandise from numerous suppliers. In no instance did purchases from any single vendor amount to more than 5% of the Company's net purchases in fiscal 2000. The Company's merchandising activities are conducted centrally from its corporate offices in Fresno, California.

          The Company's merchandise mix as a percentage of total sales (including leased department sales) is reflected in the following table:


                                     Fiscal Years
                         2000    1999    1998    1997    1996
                         ----    ----    ----    ----    ----

Women's Apparel........  28.0%   26.6%   27.0%   27.2%   26.3%
Cosmetics, Shoes
  & Accessories(1).....  22.5    22.2    19.0    17.8    17.5
Home...................  20.8    22.1    22.2    22.7    23.2
Men's Apparel..........  14.0    13.7    14.0    14.0    14.5
Junior's and
 Children's Apparel....  10.7    10.3    10.1    10.5    10.7
Shoes, Fine Jewelry
 & Other Leased
 Departments(1)........   4.0     5.1     7.7     7.8     7.8
                        -----   -----   -----   -----   -----
  Total Sales.........  100.0%  100.0%  100.0%  100.0%  100.0%
_____________________   =====   =====   =====   =====   =====


      (1)    The   Company   currently  operates   the   shoe
             departments in 42 of its department stores, and leases the operation of the shoe departments in 36 of its Pacific Northwest and Alaska locations. One of the Company's department stores does not have a shoe department. The Company expects to terminate the shoe department lease at the end of July 2001 and assume the operation of the shoe departments in those locations effective August 1, 2001. The Company also leases the operation of its fine jewelry department and beauty salons in certain of its stores.

          Store Location and Expansion Strategy. The Company's stores are located primarily in diverse, growing, non-major metropolitan or suburban areas in the western United States. Management believes the Company has a competitive advantage in offering better to moderate brand-name merchandise and a high level of service to customers in secondary markets where there is strong demand and fewer competitors offering such merchandise. The Company has historically avoided expansion into major metropolitan areas which are well served by the Company's larger competitors.

          The Company's department stores are generally anchor tenants of regional shopping malls or strategically located strip centers. Other anchor tenants in the malls or strip centers generally complement the Company's goods with a mixture of competing and non-competing merchandise, and serve to increase customer foot traffic. With new regional shopping mall construction on the decline, management believes the Company has a competitive advantage in being willing to accommodate diverse locations into its operation that may not be desired by its larger competitors that adopt a more standardized approach to expansion.

          The Company generally seeks to open at least two new department stores per year, although more stores may be opened in any given year if it is believed to be financially attractive to the Company. The Company's future expansion plans include seeking new locations which will serve to "fill in" geographical areas between existing stores. Management believes this strategy will improve the Company's ability to leverage advertising, transportation and other operating costs more effectively. In addition to opening individual store locations, the Company may also pursue additional selective strategic acquisitions. (See
Part I, Item I, "Acquisitions".)

          In addition to opening and acquiring new stores, the Company has continued to invest in the renovation and refixturing of its existing store locations in an attempt to maintain and improve market share in those market areas. Store renovation projects can range from updating decor and improving in-store lighting, fixturing, wall merchandising and signage, to more extensive remodeling and expansion projects. The Company sometimes receives reimbursement from mall owners and vendors for certain of its new store construction costs and costs associated with the renovation and refixturing of existing store locations. Such contributions have enhanced the Company's ability to enter into attractive market areas that are consistent with the Company's long-term expansion plans.

          The following tables present selected data related to the Company's stores for the fiscal years indicated:


                                  Fiscal Years
Stores open at year-end:     2000       1999    1998     1997      1996
-----------------------      ----       ----    ----     ----      ----

Department stores             79(1)      42      40(2)    34        32
Specialty stores (3)          17         20      22       25        27
                              --         --      --       --        --
    TOTAL                     96         62      62       59        59
                              ==         ==      ==       ==        ==

Gross store square
footage (in thousands):
-----------------------

Department stores          6,139      4,377   4,301    3,391     3,175
Specialty stores              63         77      83       94       101
                           -----      -----   -----    -----     -----
    TOTAL                  6,202      4,454   4,384    3,485     3,276
                           =====      =====   =====    =====     =====
_______________________________


     (1)  The  Company opened 37 new department stores in  fiscal
     2000, including the 34 store locations acquired from Lamonts on July 24, 2000, and three additional new stores opened during the third and fourth quarter of the year.

     (2) The Company acquired nine stores from Harris in August 1998, closing one of the stores acquired on
     January 31, 1999, as planned. Two of the stores acquired are located in malls with pre-existing Gottschalks locations. The Company combines separate locations within the same mall for the purpose of determining the total number of stores being operated, resulting in a net addition of six department stores in fiscal 1998.

     (3) The Company closed the pre-existing specialty store location in Redding, California in fiscal 2000, and opened a new 74,200 gross square foot department store in a nearby location. The Company has continued to close certain free-standing Village East stores as their leases expire and incorporate those stores as separate departments into nearby Gottschalks department stores. Sales generated by these departments are combined with total specialty store sales for reporting purposes.

           Following is a summary of the Company's department store locations, by store size:

                                                      # of
                                                     stores
                                                      open
                                                     ------
          Larger than 200,000 gross square feet         3
          150,000 - 199,999 gross square feet           7
          100,000 - 149,999 gross square feet           9
           40,000 -  99,999 gross square feet          45
           20,000 -  39,999 gross square feet          15
                                                       --
                TOTAL                                  79
                                                       ==


           Marketing Strategy. The Company's marketing strategy is based on a multi-media approach, using newspapers, television, radio, direct mail and catalogs to highlight seasonal promotions, selected brand-name merchandise and frequent storewide sales events. Advertising efforts are focused on communicating branded merchandise offered by the Company, and the high levels of quality, value and customer service available in the Company's stores. In its efforts to improve the effectiveness of its advertising expenditures, the Company uses data captured through its proprietary credit card and third party credit cards to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments or store locations.

           The Company's sales promotion strategy also focuses on special events such as fashion shows, bridal shows and wardrobing seminars in its stores and in the communities in which they are located to convey fashion trends to its customers. The Company receives reimbursement for certain of its promotional activities from some of its vendors.

           The Company offers selected merchandise, a Bridal
Registry service, and other general corporate information on  the
World   Wide   Web  at  http://www.gottschalks.com,   and   sells
merchandise through its mail order department.

           Customer Service. Management believes one way the Company can differentiate itself from its competitors is to provide a consistently high level of customer service. The Company has a "Four Star" customer service program, designed to continually emphasize and reward high standards of customer service in the Company's stores. Sales associates are encouraged to keep notebooks of customers' names, clothing sizes, birthdays, and major purchases, and to telephone customers about promotional sales and to send thank-you notes and other greetings to their customers during their normal working hours. Product seminars and other training programs are frequently conducted in the Company's stores and its corporate headquarters to ensure that sales associates will be able to provide useful product information to customers. The Company also offers opportunities for management training and leadership classes for those associates identified for promotion within the Company. Various financial incentives are offered to the Company's sales associates for reaching sales performance goals.

          In addition to providing a high level of personal sales assistance, management believes that well-stocked stores, a liberal return and exchange policy, frequent sales promotions and a conveniently located and attractive shopping environment enhance its customers' shopping experience and increase customer loyalty. Management also believes that maintaining appropriate staffing levels in its stores, particularly at peak selling periods, is essential for providing a high level of customer service.

                  Distribution of Merchandise. The Company currently distributes merchandise to its stores through two distribution centers. The Company's primary distribution center is a 420,000 square foot facility located in Madera, California. The facility, constructed in 1989, is located in close proximity to the Company's corporate headquarters in Fresno, California. The facility currently serves 42 locations, including all of the stores located in California and Nevada, and two stores located in Oregon. The Company currently distributes merchandise to its newly acquired locations in Washington, Alaska, Idaho, Utah and two of the stores located in Oregon through an outsourced facility located in Kent, Washington. In fiscal 2000, approximately 89.0% of the total sales of the Company were generated by the locations serviced through the Company's Madera distribution center. In fiscal 2001, that amount is expected to be in excess of 75.0%. Distributions are made on a daily basis to the stores from both of the facilities.

                  The Company has continued to improve its logistical systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. The logistical system currently installed at its Madera distribution facility enables the Company to "cross dock" a significant percentage of its merchandise and process merchandise through the distribution center and to the stores in minutes and hours as compared to several days in the past. The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance. Such fees are intended to offset higher costs
associated   with  the  processing  of  and  payment   for   such
merchandise.

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

          The following table represents a summary of information related to the Company's credit card receivable portfolio for the fiscal years indicated:


                                      Fiscal Years
                        2000      1999       1998      1997       1996
                        ----      ----       ----      ----       ----
                                   (In thousands of dollars)

Average credit
 card receivables
 serviced (1)          $80,992    $79,125    $69,143  $64,612    $64,162

Service charge income  $16,832    $15,618    $13,522  $11,711    $10,604

Credit sales as a
  % of total sales        41.4%(2)   44.2%      43.1%    43.7%      43.1%
_______________________


       (1) Includes receivables sold, the retained interest in receivables sold, and other receivables, all of which are serviced by the Company.

       (2) Excluding credit sales generated in the 37 stores opened in fiscal 2000, which are currently generating a lower credit sales percentage than the Company's more mature stores, credit sales as a percentage of total sales was 43.9% for fiscal 2000.

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

      As of March 31, 2001, the Company had approximately 747,000 active credit card holders, as compared to 650,000 active credit card holders as of March 31, 2000. Management believes holders of the Company's credit card typically buy more merchandise from the Company than other customers.

      Competition and Seasonality.  See Part I, Item I, "Risk
Factors  --  Competition" and "Risk Factors  --  Seasonality  and
Weather".

       Employees.    As of February 3, 2001, the  Company  had
approximately 8,300 employees, including 2,200 employees working part-time (less than 20 hours per week on a regular basis). As of
January  29,  2000,  the Company had 6,550  employees  (including
1,950 working part-time). The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Employees in eight former Lamonts locations in King County Washington are covered by a collective bargaining agreement. Lamonts had a collective bargaining agreement with the United Food and Commercial Worker's Union (UFCW) covering approximately 300 store associates in eight stores. Since the acquisition of Lamonts' assets, which included the leases of those eight stores, the Company engaged in good faith bargaining with the union. As a result, an agreement with a 2 1/2 year term was ratified by the union on
April 7, 2001.  Management does not  believe that the agreement will have a material affect  on  the  Company's business, its financial
condition  or results   of   operations.  Management  considers  its
employee relations to be good.

        Executive  Officers  of  the  Registrant.   Information
relating to the Company's executive officers is included in  Part
III, Item 10 of this report and is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS
__________________________

            This Form 10-K contains certain "forward-looking statements" regarding activities, developments and conditions that the Company anticipates may occur or exist in the future relating to things such as:

           - revenues and earnings;
           - savings or synergies from acquisitions;
           - future capital expenditures;
           - the Company's expansion strategy;
           - the impact of acquisitions;
           - the impact of sales promotions and customer service programs on consumer spending;
           - the   termination   of   the   shoe   department
             leases;
           - the Company's competitive advantages;
           - the    amount    of    merchandise    to    be
             distributed    through   the   Madera    distribution
             center;
           - lease   extensions   and  suitable   alternative
             store locations;
           - the   Company's  future  operation  of  the   34
             stores acquired in the Lamonts acquisition
           - the   impact   of  the  current  energy   crisis
             in the Western United States; and
           - the utilization of consumer credit programs.

Such forward-looking statements can be identified by words such as: "believes," "anticipates," "expects," "intends," "seeks," "may," "will," and "estimates". The Company bases its forward-looking statements on its current views and assumptions. As a result, those statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Some of the factors that could cause the Company's results to differ from those predicted include the following risk factors. The following list of important factors is not exclusive and the Company does not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the statement is made.

RISK FACTORS
____________

           Lamonts Acquisition. On July 24, 2001, the Company acquired 34 former Lamonts store leases, related store fixtures and equipment, and one store building for a net purchase price of $17.6 million in cash. This acquisition has substantially increased the size and scope of the Company. No assurance can be given that the Company will be successful in managing and operating the acquired stores or that such activities will not require a disproportionate amount of management's attention. In addition, the costs associated with the Lamonts acquisition, as well as lower than expected operating results at certain of the former Lamonts stores during their first five months of operation by the Company, contributed to a $36.3 million operating cash flow deficit in fiscal 2000. Although the Company is evaluating certain initiatives to improve the performance of the stores acquired from Lamonts, there can be no assurance that the Company will be able to profitably operate the former Lamonts stores in the future. The Company's inability to successfully integrate the acquired stores could have a material adverse affect on the Company's financial condition and results of operations.

           General Economic and Market Conditions. The Company's stores are located primarily in non-major metropolitan, suburban and agricultural areas in the western United States. A substantial portion of the stores are located in California and Washington. The Company's success depends upon consumer spending, which may be materially and adversely affected by any of the following events or conditions:

          -  a  downturn  in the national, California  or
             Pacific Northwest economy;
          -  a  downturn in the local economies where the stores
             are located;
          -  a decline in consumer confidence;
          -  an increase in interest rates;
          -  inflation or deflation;
          -  consumer credit availability;
          -  consumer debt levels;
          -  the   energy  crisis  in  California   and   the
             Pacific Northwest;
          -  healthcare and workers' compensation
             insurance costs;
          -  tax rates and policy; and
          -  unemployment trends.

           Seasonality and Weather. Seasonal influences affect the Company's sales and profits. The Company experiences its highest levels of sales and profits during the Christmas selling months of November and December, and, to a lesser extent, during the Easter holiday and Back-to-School seasons. The Company has increased working capital needs prior to the Christmas season to carry significantly higher inventory levels and generally increases its selling staff levels to meet anticipated demands. Any substantial decrease in sales during its traditional peak selling periods could materially adversely impact the Company's business, financial condition and results of operations. Factors that could cause results to vary include:

          -  the timing and level of sales promotions;
          -  the weather;
          -  fashion trends;
          -  local unemployment levels; and
          - the overall health of the national, regional and local economies.

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

            Expansion Strategy - Future Growth and Recent Acquisitions. The Company's expansion strategy involves opening and acquiring new stores or remodeling and expanding existing stores. The successful implementation of such expansion plans (including any potential acquisitions) depends upon many factors, including the ability of the Company to:

           - identify,  negotiate,  finance,  obtain,  construct,
             lease or refurbish suitable store sites;
           - hire,  train  and retain qualified  personnel;
             and
           - integrate   new  stores  into  existing  information
             systems and operations.

           The Company cannot guarantee that it will achieve its targets for opening or acquiring new stores or for remodeling or expanding existing stores, or that such stores will operate profitably when opened or acquired. If the Company fails to effectively implement its expansion strategy, it could materially and adversely affect the Company's business, financial condition and results of operations. In addition, while the Company has not historically closed department stores, it may consider the closure of stores in the future.

            Competition. The retail business is highly competitive. The Company's primary competitors include national, regional and local chain department and specialty stores, general merchandise stores, discount and off-price retailers and outlet malls. Increased use and acceptance of the internet and other home shopping formats also creates increased competition. Some of these competitors offer similar or better branded merchandise and have greater financial resources to purchase larger quantities of merchandise at lower prices. The Company's success in counteracting these competitive pressures depends on its ability to:

           - offer merchandise which reflects the different regional and local needs of its customers;
           - differentiate and market itself as a home-town, locally-oriented store (as opposed to its more nationally focused competitors); and
           - continue to offer adequate quantities of better to moderate branded merchandise.

            Existing  or new competitors, however, may  begin  to
carry such brand-name merchandise or increase their offering of better quality merchandise which may negatively impact the Company's business, financial condition and results of operations.

           Vendor Relations. The Company believes its close relationships with its key vendors enhance its ability to purchase brand-name merchandise at competitive prices. If the Company loses key vendor support or its vendors withdraw brand-name merchandise, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company cannot guarantee that it will be able to acquire brand-name merchandise at competitive prices or on competitive terms in the future.

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

          Interest Rate Risk. The Company's borrowings under its revolving line of credit facility, 2000-1 Series certificate and one of its long-term financing agreements bear interest at a variable rate. If interest rates increase significantly, the Company's financial results could be materially adversely affected. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

           California Electric Utilities Crisis. A substantial portion of the Company's stores are located in California. As a result, the Company is particularly sensitive to negative occurrences in that state. Recently, problems associated with the deregulation of the electric industry in California have resulted in intermittent service interruptions and are expected to result in significantly higher utility rates for the Company. The Company's inability to adequately address these problems could have a material adverse affect on its financial position and results of operations. Management believes that power interruptions and higher utilities costs may also be incurred in certain other states in which the Company operates.

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

           Securitization of Accounts Receivable. The Company securitizes the receivables generated under its private-label credit card. Under the securitization program, the Company sells all of its customer credit card receivables to a wholly-owned subsidiary, GCRC, and those receivables are simultaneously conveyed to a qualified special purpose entity which issues securities representing interests in the receivables to investors. The Company cannot guarantee that it will continue to generate receivables by credit card holders at the same rate, or that it will establish new credit card accounts at the rate it has in the past. Any material decline in the generation of receivables or in the rate of cardholder payments on accounts could have a material adverse effect on the Company's financial condition and results of operations.

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

Item 2.   PROPERTIES

          Corporate   Offices  and  Distribution  Centers.    The
Company's corporate headquarters are located in an office building in northeast Fresno, California. The building was constructed in 1991 by a limited partnership in which the Company is the sole limited partner holding a 36% interest in the partnership and the building constructed. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in the year 2011. The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. The Company believes that its current office space is adequate to meet its office space requirements for the foreseeable future.

          The Company's primary distribution center, completed in 1989, is a 420,000 square foot distribution facility located in Madera, California, which is in close proximity to the Company's corporate headquarters. The facility was originally designed to provide for the future growth of the Company and its processing capacity and physical size is readily expandable. The Company leases the distribution facility from an unrelated party under a 20-year lease expiring in the year 2009, with six consecutive five-year renewal options. The Company also leases a distribution center located in Kent, Washington from an unrelated party under a one-year lease expiring in February 2002.


               Store Leases and Locations.   The Company owns seven of
its 79 department stores, and leases the remaining 72 department stores and all of its 17 specialty stores. Most of the Company's department store leases expire in various years through 2021, and have renewal options for one or more periods ranging from five to
20 years. Leases for specialty store locations generally do not contain renewal options. While there is no assurance that the
Company  will  be  able to negotiate further  extensions  of  any
particular   lease,   management   believes   that   satisfactory
extensions or suitable alternative store locations will be available.

           Certain of the department and specialty apparel leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs, and in certain cases, also provide for rent abatements and scheduled rent increases during the lease terms. The Company leases three of its department stores from ECI, an affiliate of the Company. Additional information pertaining to the Company's store leases is included in Note 9 to the Consolidated Financial Statements.

           The following table contains additional information about the Company's stores open as of the end of fiscal 2000:

                               #        Gross
                              of        Square
  State                     Stores     Footage(1)
  -----                     ------     ---------
Department Stores
-----------------

California                    39       4,104,250
Washington                    21       1,036,500
Alaska                         7         358,300
Idaho                          5         214,500
Oregon                         4         183,100
Nevada                         2         206,000
Utah                           1          36,500
                              --       ---------
     Total                    79       6,139,150
                              ==       =========
Specialty Stores:
-----------------

California                    16          59,550
Nevada                         1           3,400
                              --          ------
    Total                     17          62,950
__________                    ==          ======


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


                              PART II

Item 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER MATTERS

          The Company's common stock is listed for trading on both the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE
Composite  Tape  under  the  symbol  "GOT"  during  the   periods
indicated:

                          2000              1999
                     --------------     --------------
Fiscal Quarters      High      Low      High       Low
---------------      ----      ---      ----       ---

1st Quarter          6.94      4.69     7.81       6.75
2nd Quarter          6.56      4.38     9.19       7.19
3rd Quarter          6.81      4.75     9.19       8.06
4th Quarter          4.94      4.13     9.06       6.81


      On March 30, 2001, the Company had 812 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The closing price of the Company's common stock as reported by the NYSE on March 30, 2001 was $5.05 per share.

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


Item 6.   SELECTED FINANCIAL DATA

          The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 3, 2001, January 29, 2000, January 30, 1999, January 31, 1998 and February 1, 1997, are referred to herein as fiscal 2000, 1999, 1998, 1997 and 1996, respectively. All fiscal years noted include 52 weeks, except for fiscal 2000, which includes 53 weeks. The Company's results of operations for fiscal 2000 were not materially affected by the 53rd week.

          The selected financial data below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes included elsewhere herein. The Company completed the acquisition of 34 stores from Lamonts on July 24, 2000. The acquisition has affected the comparability of the Company's financial results. In addition, as described in Note 1 to the Consolidated Financial Statements, certain amounts in the accompanying fiscal 1999, 1998, 1997 and 1996 financial statements have been reclassified to conform with the fiscal 2000 presentation.



RESULTS OF OPERATIONS:
-----------------------
                                           Fiscal Years
                             2000       1999       1998      1997     1996
                             ----       ----       ----      ----     ----
                              (In thousands of dollars, except share data)

Net sales                  $663,868   $541,275   $478,538   $414,361 $390,749
Net credit revenues           9,150      8,709      6,988      6,478    4,886
Net leased department
  revenues(1)                 3,948      4,209      5,944      5,135    4,198
                            -------    -------    -------    -------  -------
   Total revenues           676,966    554,193    491,470    425,974  399,833

Costs and expenses:
    Cost of sales           433,724    354,010    313,431    274,843  259,524
    Selling, general and
      administrative
      expenses              201,765    167,561    152,231    132,034  124,976
    Depreciation and
      amortization(2)        11,505      9,465      8,040      6,078    5,585
    New store pre-opening
      costs(3)                6,183        495        421        589    1,337
    Asset impairment charge(4)           1,933
    Acquisition related
      expenses                                        859        673
                            -------    -------    -------    -------  -------
        Total costs
         and expenses       653,177    533,464    474,982    414,217  391,422
                            =======    =======    =======    =======  =======

Operating income             23,789     20,729     16,488     11,757    8,411

Other (income) expense:
 Interest expense            13,750     11,408      9,470      7,325    8,111
 Miscellaneous income        (1,414)    (1,555)    (2,011)    (1,955)  (2,792)
                            -------    -------    -------    -------  -------
                             12,336      9,853      7,459      5,370    5,319
                            -------    -------    -------    -------  -------
Income before
 income tax expense          11,453     10,876      9,029      6,387    3,092

Income tax expense            4,374      4,240      3,747      2,657    1,258
                            -------    -------    -------    -------  -------

Net income                 $  7,079   $  6,636   $  5,282   $  3,730 $  1,834
                            =======    =======    =======    =======  =======
Net income per
 common share -
 basic and diluted         $   0.56   $   0.53   $   0.46   $   0.36 $   0.18
                            =======    =======    =======    =======  =======
Weighted-average
  number of common
  shares outstanding:
     Basic                   12,614     12,577     11,418     10,474   10,461
Diluted                      12,632     12,616     11,449     10,491   10,461





SELECTED BALANCE SHEET DATA:
----------------------------
                                               Fiscal Years
                              2000       1999       1998       1997     1996
                              ----       ----       ----       ----     ----
                                      (In thousands of dollars)

Retained interest in
 receivables sold            $19,853    $29,138    $ 37,399  $ 15,813 $ 20,871
Receivables, net               8,840      7,597      18,985     6,650    4,636
Merchandise
 inventories                 185,226    130,028     123,118    99,294   89,472
Property and
 equipment, net              143,670    120,393     113,645    99,057   87,370
Total assets                 407,221    316,164     326,596   244,080  234,370
Working capital              115,052    104,719      96,231    67,579   70,231
Long-term obligations,
 less current portion        113,012     80,674      74,114    62,420   60,241
Subordinated note
 payable to affiliate         21,303     20,961      20,618      ---     ---
Stockholders' equity         117,573    110,238     103,468    83,905   80,139

OTHER SELECTED DATA:
-------------------
                                                Fiscal Years
                              2000        1999        1998       1997     1996
                              ----        ----        ----       ----     ----
                                          (In thousands of dollars,
                                         except per square foot data)
Sales growth:
 Total store sales             22.6%(5)     9.9%       15.4%      6.2%     5.3%
 Comparable store
   sales(6)                     5.6%(7)     7.7%        2.1%      3.3%     1.4%

Comparable stores data(8):
 Sales per selling
  square foot               $   176     $   168     $   170    $  160   $  170
 Selling square
  footage                     3,384       2,758       2,621     2,642    2,161

Capital expenditures        $25,704     $16,059     $16,801   $14,976   $6,845
Current ratio                1.93:1      2.38:1      1.98:1    2.01:1   2.10:1
____________________________


     (1) Net leased department revenues consist of sales totaling $27.7 million, $29.0 million, $40.2 million, $35.2 million and $32.8 million in fiscal 2000, 1999, 1998, 1997 and 1996, respectively, less cost of sales.

     (2) Depreciation and amortization includes the amortization of goodwill and favorable lease rights (beginning in fiscal 2000) totaling $666,000, $536,000 and $291,000 in fiscal 2000, 1999 and 1998, respectively, and $116,000 in both 1997 and 1996.

     (3) Fiscal 2000 includes $5.6 million pre-tax ($3.5 million, or $0.28 per share, after-tax) of non-recurring costs associated with the re-opening of the stores acquired from Lamonts on July 24, 2000. Excluding this amount, net income for fiscal 2000 was $10.6 million, or $0.84 per share.

     (4) Represents a non-recurring charge related to the write-off of an investment in a co-operative buying group. Excluding this amount, net income for fiscal 1999 was $7.8 million, or $0.62 per share.

     (5) The increase in total store sales in fiscal 2000 is partially due to the addition of 34 stores acquired from Lamonts in July
          2000. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales" below.)

     (6)  Comparable  store  sales in fiscal 1999 were materially affected by the termination of  the  shoe department leases in 28 department stores effective August 1, 1999, and by the implementation of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which requires the Company to report sales in leased departments separately from sales in owned departments. Comparable store sales data for fiscal years 1995 - 1998 would not
          be  materially  affected  by the  exclusion  of  leased
          department  sales,  due  to  the  consistency  of   the
          contribution of those departments during those years.

     (7) Represents comparable store sales growth for the first 52 weeks of fiscal 2000 as compared to the same period of fiscal 1999. Comparable store sales for the 53 week period in fiscal 2000 increased by 6.9% as compared to the 52 week period in fiscal 1999.

     (8) Includes leased department sales in order to facilitate an understanding of the Company's sales relative to its selling square footage.


Item 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

           Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying Consolidated Financial Statements. As described more fully in Note 2 to the Consolidated Financial Statements, the Company completed the largest acquisition in its operating history on July 24, 2000, acquiring 34 store leases, related store fixtures and equipment, and one store building from Lamonts. As noted below, the acquisition has affected the comparability of the Company's financial results. In addition, fiscal 2000 results include 53 weeks as compared to 52 weeks in
fiscal  1999.  Management  believes  the  Company's  results   of
operations for fiscal 2000 were not materially affected by results applicable to the 53rd week.

Results of Operations
______________________

            The following table sets forth for the periods indicated certain items from the Company's Consolidated Income
Statements, expressed as a percent of net sales:



                                             Fiscal Years
                                    2000          1999         1998
                                    ----          ----         ----
Net sales                           100.0%        100.0%       100.0%
Net credit revenues                   1.4           1.6          1.5
Net leased department revenues        0.6           0.8          1.2
                                    -----         -----        -----
                                    102.0         102.4        102.7

Costs and expenses:
   Cost of sales                     65.3          65.4         65.5
   Selling, general and
     administrative expenses         30.4          31.0         31.8
   Depreciation and amortization      1.7           1.7          1.7
     New   store  pre-opening  costs  1.0           0.1          0.1
   Asset impairment charge                          0.4
   Acquisition related costs                                     0.1
                                    -----         -----        -----
                                     98.4          98.6         99.2
                                    -----         -----        -----

Operating income                      3.6           3.8          3.5

Other (income) expense:
   Interest expense                   2.1           2.1          2.0
   Miscellaneous income              (0.2)         (0.3)        (0.4)
                                    -----         -----        -----
                                      1.9           1.8          1.6
                                    -----         -----        -----
Income before income tax expense      1.7           2.0          1.9

  Income tax expense                  0.6           0.8          0.8
                                    -----         -----        -----
Net income                            1.1%          1.2%         1.1%
                                    =====         =====        =====




Fiscal 2000 Compared to Fiscal 1999

Net Sales
__________

          Net sales increased by approximately $122.6 million, or 22.6%, to $663.9 million in fiscal 2000 as compared to $541.3 million in fiscal 1999. This increase is primarily due to additional sales volume generated by the 37 stores opened during the second half of fiscal 2000, and by two new stores opened in Danville and Davis, California in October and November 1999, respectively. The increase is also due to a 6.9% increase in comparable store sales. Fiscal 2000 included 53 weeks of sales as compared to 52 weeks in fiscal 1999. Excluding the 53rd week in fiscal 2000, net sales increased by 21.1%, with a 5.6% increase in comparable store sales. The increase in comparable store sales in fiscal 2000 resulted partially from the conversion of the shoe departments in 28 Gottschalks locations from leased to owned departments, effective August 1, 1999. Sales generated in those departments prior to the termination of the lease on August 1, 1999 are included in Net Leased Department Revenues, as described below.

           The Company operated 79 department stores and 17 specialty apparel stores as of the end of fiscal 2000, as compared to 42 department stores and 20 specialty apparel stores as of the end of fiscal 1999. Thirty-seven of these department stores were opened in the second half of fiscal 2000, including the 34 stores which were acquired from Lamonts on July 24, 2000 and re-opened during the period beginning August 24 and continuing through September 7, 2000, and the three new stores opened in Grants Pass, Oregon, Walla Walla, Washington and Redding, California on August 23, November 8 and November 10, 2000, respectively. The new department store in Redding is a replacement for a pre-existing specialty store in that location, which was closed.

Net Credit Revenues
_____________________

           Net credit revenues associated with the Company's private label credit card increased by $441,000, or 5.1%, in fiscal 2000 as compared to fiscal 1999. As a percent of net sales, net credit revenues decreased to 1.4% of net sales in fiscal 2000 as compared to 1.6% in fiscal 1999. Net credit revenues consist of the following:

(In thousands of dollars)                      2000      1999
_________________________________________________________________

Service charge revenues                       $16,832   $15,618
Interest expense on securitized
      receivables                              (4,425)   (4,069)
Charge-offs on receivables sold and
  provision for credit losses on
  receivables ineligible for sal  e            (3,642)   (3,013)
Gain on sale of receivables                       385       173
                                               ------    ------
                                              $ 9,150   $ 8,709
                                               ======    ======

          Service charge revenues increased by approximately $1.2 million, or 7.8%, in fiscal 2000 as compared to fiscal 1999, but as a percent of net sales, decreased to 2.5% in fiscal 2000 as compared to 2.9% in fiscal 1999. The dollar increase is primarily due to a change in the method of assessing service charges to an average-daily balance method effective April 1999 (previously assessed based on the balance as of the end of a billing period), an increase in the volume of late charge fees collected on delinquent credit card balances and additional service charge revenues generated by newly originated customer credit card accounts in the Company's 37 new stores opened in fiscal 2000. The decrease as a percentage of net sales is primarily due to lower average outstanding balances on newly originated customer accounts in those 37 new stores, and such accounts are currently generating lower service charge revenues as compared to those produced by more established accounts. The Company's credit sales as a percent of total sales were 41.4% in fiscal 2000 as compared to 44.2% in fiscal 1999. Excluding credit sales generated in the 37 new stores, credit sales as a percentage of total sales were 43.9% in fiscal 2000.

           Interest expense on securitized receivables increased by $356,000, or 8.7%, in fiscal 2000 as compared to fiscal 1999. This increase is primarily due to a higher level of outstanding securitized borrowings during the period resulting from the issuance of the 2000-1 Series certificate in November 2000. Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $629,000, or 20.9%, in fiscal 2000 as compared to fiscal 1999. As a percent of net sales, however, such losses decreased to 0.5% in fiscal 2000 as compared to 0.6% in fiscal 1999. The gain on sale of receivables increased by $212,000 in fiscal 2000 as compared to fiscal 1999 as a result of an increase in the volume of receivables sold as compared to the prior year.

Net Leased Department Revenues
______________________________

           Net rental income generated by the Company's various leased departments decreased by $261,000, or 6.2%, to $3.9 million in fiscal 2000 as compared to $4.2 million in fiscal 1999. This decrease is primarily due to the termination of the shoe department leases in 28 Gottschalks locations as of the end of the first half of 1999. The Company assumed the operation of those shoe departments upon the termination of the lease and shoe department sales in those locations beginning in the second half of 1999 are included in total sales for financial reporting purposes. The decrease in net rental income was partially offset by additional revenues generated by the leased shoe departments in 36 of the Company's new locations in the Pacific Northwest and Alaska, which have been operated by an independent lessee since being opened. The Company expects to terminate that lease at the end of July 2001 and assume the operation of those departments beginning August 2001.

           As required by SAB No. 101, leased department revenues are presented net of the related costs for financial reporting purposes. Sales generated by the Company's leased departments, consisting primarily of the shoe departments (currently in 36 Pacific Northwest and Alaskan locations), fine jewelry departments and the beauty salons, totaled $27.7 million in fiscal 2000 and $29.0 million in fiscal 1999.

Cost of Sales
_____________

          Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $79.7 million to $433.7 million in fiscal 2000 as compared to $354.0 million in fiscal 1999, an increase of 22.5%. This increase is due to the increase in the Company's net sales. The Company's gross margin percentage increased to 34.7% in fiscal 2000 as compared to 34.6% in fiscal 1999.

Selling, General and Administrative Expenses
____________________________________________

           Selling, general and administrative expenses increased by approximately $34.2 million to $201.8 million in fiscal 2000 as compared to $167.6 million in fiscal 1999, an increase of 20.4%. As a percent of net sales, selling, general and administrative expenses decreased to 30.4% in fiscal 2000 as compared to 31.0% in fiscal 1999. The dollar increase is primarily due to operating costs associated with the 37 new stores opened during the second half of fiscal 2000. The decrease as a percentage of net sales is primarily due to leveraging the Company's fixed costs and corporate overhead against a higher sales base. This decrease was partially offset by higher costs as a percentage of net sales incurred in the 37 new stores opened in fiscal 2000, which are currently being operated with a higher payroll and advertising structure than the Company's existing stores. Such expenditures are expected to decrease as a percentage of net sales as the new stores mature.

           The Company expects to incur higher utilities costs in fiscal 2001 as a result of the energy crisis in California and the Pacific Northwest. In an attempt to partially offset the impact of the expected rate increase, the Company is currently implementing various programs aimed at reducing energy consumption at all facilities. The Company also expects to incur higher health care and workers' compensation costs in fiscal 2001. Programs aimed at reducing costs in other controllable areas of the Company are also currently being developed.

Depreciation and Amortization
______________________________

           Depreciation and amortization expense, which includes the amortization of intangibles (goodwill and favorable lease rights), increased by approximately $2.0 million to $11.5 million in fiscal 2000 as compared to $9.5 million in fiscal 1999, an increase of 21.6%. As a percent of net sales, depreciation and amortization expense remained unchanged at 1.7% in fiscal 2000 and 1999. The dollar increase is primarily due to additional depreciation related to assets acquired from Lamonts, capital expenditures for new stores and the renovation of existing stores, and information systems enhancements, both to integrate the newly acquired stores into the Company's existing systems and for other system enhancements. The dollar increase also relates to goodwill and favorable lease rights recorded as a result of the Lamonts acquisition. Excluding the amortization of intangibles, depreciation and amortization expense increased by $1.9 million, or 21.4%, as compared to the prior year, and as a percentage of net sales, remained unchanged at 1.6%.

New Store Pre-Opening Costs
_____________________________

           New store pre-opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, grand opening advertising, credit solicitation and other costs incurred in the opening of a new store. As a result, the amount of new store pre-opening expenses recognized can vary significantly from year to year depending on the number of new stores opened.

           The Company recognized a total of $6.2 million of new store pre-opening costs in fiscal 2000, including $5.6 million incurred in connection with the re-opening of the 34 stores acquired from Lamonts. The Company also incurred $551,000 in connection with the opening of the three new stores in Grants Pass, Oregon, Walla Walla, Washington and Redding, California. New store pre-opening costs of $495,000 were recognized in fiscal 1999, representing costs incurred in connection with the opening of two new stores in Davis and Danville, California.

Asset Impairment Charge
_______________________

          The Company recognized a non-recurring asset impairment charge of approximately $1.9 million in fiscal 1999 resulting from the write-off of an investment in a cooperative merchandise buying group accounted for under the cost method.

Interest Expense
_________________

           Interest expense, which includes the amortization of deferred financing costs, increased by approximately $2.3 million to $13.8 million in fiscal 2000 as compared to $11.4 million in fiscal 1999, an increase of 20.5%. As a percent of net sales, interest expense remained unchanged at 2.1% in fiscal 2000 and 1999. The dollar increase is primarily due to higher average outstanding borrowings on the Company's working capital facility and an increase in the weighted-average interest rate applicable to the facility (8.76% in fiscal 2000 compared to 7.52% in fiscal
1999). The increase is also due to the issuance of the $10.0 million note payable in connection with the Lamonts acquisition (see Note 2 to the Consolidated Financial Statements).

           Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income
_____________________

           Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, decreased to approximately $1.4 million in fiscal 2000 as compared to $1.6 million in fiscal 1999. As a percent of net sales, miscellaneous income decreased to 0.2% in fiscal 2000 as compared to 0.3% in fiscal 1999.

Income Taxes
_____________

           The  Company's effective tax rate was 38.2% in  fiscal
2000 as compared to 39.0% in fiscal 1999. (See Note 10 to the Consolidated Financial Statements.)

Net Income
__________

           As a result of the foregoing, the Company reported net income of $7.1 million, or $0.56 per share (basic and diluted), in fiscal 2000. This amount includes $5.6 million (pre-tax) of non-recurring costs incurred in connection with the re-opening of the 34 stores acquired from Lamonts. Excluding such costs on an after-tax basis, net income for fiscal 2000 increased by $2.8 million, or $0.22 per share, to $10.6 million, or $0.84 per share in fiscal 2000, as compared to $7.8 million, or $0.62 per share (excluding the non-recurring item), in fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

Net Sales
__________

           Net sales increased by approximately $62.7 million, or 13.1%, to $541.3 million in fiscal 1999 as compared to $478.5 million in fiscal 1998. This increase is primarily due to additional sales volume generated by the eight new stores acquired from Harris which were not open for the entire period in the prior year, and by two new stores opened in Danville and Davis, California in October and November 1999, respectively. The increase is also due to a 7.7% increase in comparable store sales, resulting partially from the conversion of the shoe departments in 28 stores from leased to owned departments, effective August 1, 1999. Pursuant to SAB No. 101, sales generated in these shoe departments prior to the termination of the lease on August 1, 1999 are included in Net Leased Department Revenues, as described below.

Net Credit Revenues
____________________

           Net  credit  revenues associated  with  the  Company's
private label credit card increased by approximately $1.7 million, or 24.6%, in fiscal 1999 as compared to fiscal 1998. As a percent of net sales, net credit revenues increased to 1.6% of net sales in fiscal 1999 as compared to 1.5% in fiscal 1998. Net credit revenues consist of the following:



(In thousands of dollars)                   1999          1998
____________________________________________________________________

Service charge revenues                    $15,618       $13,522
Interest expense on securitized
  receivables                               (4,069)       (3,314)
Charge-offs on receivables sold and
  provision for credit losses on
  receivables ineligible for sale           (3,013)       (3,175)
Gain (loss) on sale of receivables             173           (45)
                                            ------        ------
                                           $ 8,709       $ 6,988
                                            ======        ======



          Service charge revenues increased by approximately $2.1 million, or 15.5%, in fiscal 1999 as compared to fiscal 1998. This increase is primarily due to additional service charge revenues generated by customer credit card receivables acquired from Harris, a change in the method of assessing service charges to an average-daily balance method effective April 1999 (previously assessed based on the balance as of the end of a billing period), and an increase in the volume of late charge fees collected on delinquent credit card balances. The Company's credit sales as a percent of total sales increased to 44.2% in fiscal 1999 as compared to 43.1% in fiscal 1998.

           Interest expense on securitized receivables increased by $755,000, or 22.8%, in fiscal 1999 as compared to fiscal 1998. This increase is primarily due to a higher level of outstanding securitized borrowings during the period, combined with a higher weighted-average interest rate applicable to such borrowings (7.59% in fiscal 1999 as compared to 7.30% in fiscal 1998). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale decreased by $162,000, or 5.1%, in fiscal 1999 as compared to 1998, primarily due to a favorable trend in credit losses during the period. As a result of an increase in the volume of receivables sold as compared to the prior year, the gain (loss) on sale of receivables increased by $218,000 in fiscal 1999 as compared to fiscal 1998.

Net Leased Department Revenues
________________________________

           Net rental income generated by the Company's various leased departments decreased by approximately $1.7 million, or 29.2%, to $4.2 million in fiscal 1999 as compared to $5.9 million in fiscal 1998. This decrease is primarily due to the termination of the shoe department leases in 28 store locations effective August 1, 1999. Shoe department sales in those locations after August 1, 1999 are included in total sales for financial reporting purposes.

           Leased department revenues are presented net of the related costs for financial reporting purposes. Sales generated by the Company's leased departments, consisting primarily of the shoe departments (prior to August 1, 1999), fine jewelry departments and the beauty salons, totaled $29.0 million in fiscal 1999 and $40.2 million in fiscal 1998.

Cost of Sales
_____________

          Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $40.6 million to $354.0 million in fiscal 1999 as compared to $313.4 million in fiscal 1998, an increase of 12.9%. This increase is due to the increase in sales. The Company's gross margin percentage increased to 34.6% in fiscal 1999 as compared to 34.5% in fiscal 1998.

Selling, General and Administrative Expenses
____________________________________________

           Selling, general and administrative expenses increased by approximately $15.4 million to $167.6 million in fiscal 1999 as compared to $152.2 million in fiscal 1998, an increase of 10.1%. As a percent of net sales, selling, general and administrative expenses decreased to 31.0% in fiscal 1999 as compared to 31.8% in fiscal 1998, primarily due to higher sales volume gained through the acquisition of the Harris stores, combined with on-going Company-wide cost reduction efforts.

Depreciation and Amortization
______________________________

           Depreciation and amortization expense increased by approximately $1.5 million to $9.5 million in fiscal 1998 as compared to $8.0 million in fiscal 1998, an increase of 17.7%. As a percent of net sales, depreciation and amortization remained unchanged at 1.7% in fiscal 1999 and fiscal 1998. The dollar increase is primarily due to additional depreciation related to assets acquired from Harris and capital expenditures for the renovation of existing stores, and a full year of amortization of Harris goodwill.

New Store Pre-Opening Costs
____________________________

          New store pre-opening costs of $495,000 were recognized in fiscal 1999, representing costs incurred in connection with the opening of two new stores in Danville and Davis, California. New store pre-opening costs incurred in fiscal 1998, totaling $421,000, represents the amortization of costs arising from two new store openings in fiscal 1997.

Non-Recurring Items
____________________

          The Company recognized a non-recurring asset impairment charge of approximately $1.9 million in fiscal 1999 resulting from the write-off of an investment in a cooperative merchandise buying group accounted for under the cost method.

            Fiscal 1998 results include acquisition related expenses of $859,000, consisting primarily of costs incurred prior to the elimination of duplicative operations of Harris, including merchandising, advertising, credit and distribution functions. By the end of fiscal 1998, all duplicative operations of Harris had been eliminated.


Interest Expense
_________________

           Interest expense, which includes the amortization of deferred financing costs, increased by approximately $1.9 million to $11.4 million in fiscal 1999 as compared to $9.5 million in fiscal 1998, an increase of 20.5%. As a percent of net sales, interest expense increased to 2.1% in fiscal 1999 as compared to 2.0% in fiscal 1998. These increases are primarily due to additional interest associated with the Subordinated Note issued to Harris (see Note 8 to the Consolidated Financial Statements), combined with higher average outstanding borrowings under the Company's working capital facility, which were required to facilitate increased inventory purchases for new stores and for the newly owned shoe departments. These increases were partially offset by a decrease in the weighted-average interest rate applicable to outstanding borrowings under the Company's working capital facility (7.52% in fiscal 1999 as compared to 7.88% in fiscal 1998), resulting primarily from a 1/4% interest rate reduction effective March 1999.

Miscellaneous Income
______________________

           Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, decreased by approximately $400,000 to $1.6 million in fiscal 1999 as compared to $2.0 million in fiscal 1998. Miscellaneous income in fiscal 1998 includes a credit of approximately $350,000 to standardize the amortization periods of certain donated properties.

Income Taxes
_____________

           The Company's effective tax rate decreased to 39.0% in fiscal 1999 as compared to 41.5% in fiscal 1998, primarily due to the implementation of tax planning strategies. (See Note 10 to the Consolidated Financial Statements.)

Net Income
____________

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

Liquidity and Capital Resources
_________________________________

            In fiscal 2000, the Company's working capital requirements were met through a combination of borrowings under its revolving line of credit, short-term trade credit, and by sales of proprietary credit card accounts under its receivables securitization program. Working capital increased by approximately $10.4 million to $115.1 million in fiscal 2000 as compared to $104.7 million in fiscal 1999. The Company's ratio of current assets to current liabilities decreased to 1.93:1 as of the end of fiscal 2000 as compared to 2.38:1 as of the end of fiscal 1999.

           As described more fully below, the Company acquired 34 stores from Lamonts in fiscal 2000 and capital requirements, costs associated with opening the stores and lower than expected operating results generated by those stores reduced the Company's liquidity position as of the end of fiscal 2000.

           Acquisition of 34 Stores from Lamonts. As described more fully in Note 2 to the Consolidated Financial Statements, on July 24, 2000, the Company acquired 34 former Lamonts store leases, related store fixtures and equipment, and one store building for a net purchase price of $17.6 million in cash. The acquisition significantly expanded the Company's presence in the Pacific Northwest and Alaska. A portion of the purchase price for the assets was financed through the issuance of a $10.0 million three-year note payable to a third party lender. The Company financed the remainder of the purchase price from existing financial resources. The Company incurred approximately $5.6 million of non-recurring costs in connection with the re-opening of the former Lamonts stores. The Company also experienced a significant outflow of cash to purchase an adequate level of merchandise to open the stores, to refurbish the stores and to integrate the stores into the Company's existing information systems. In addition to the cash required to acquire and open the stores, operating results produced by those stores for their first five months of operation were lower than expected. These factors contributed to the $36.3 million operating cash flow deficit in fiscal 2000.

           Management believes that the cash required to operate and maintain an optimal level of merchandise in the acquired stores in fiscal 2001 will be significantly less than that required to initially open those stores in fiscal 2000. Management has also implemented various initiatives aimed at improving sales, profitability and cash flows generated by those stores. Such initiatives include, but are not limited to, revising the merchandise mix in the stores based on current selling trends, improving the effectiveness of advertising expenditures, improving sales associate productivity, and reducing staffing levels and other operating costs, where appropriate. In addition, the Company is evaluating the possible sale or closure of five to seven of the stores which are currently considered to be either underperforming, or inconsistent with the long-term operating strategy of the Company, due to their small size, low sales volume and/or location. The Company is also evaluating the possible mortgage financing of the building acquired in the Lamonts transaction. Although management believes that these initiatives will improve the Company's liquidity position in fiscal 2001, there can be no assurance that the Company will integrate the Lamonts stores into its operations successfully and improve their profitability.

Sources of Liquidity.
______________________

          Revolving Line of Credit. The Company has a $180.0 million revolving line of credit facility with Congress Financial Corporation (Western) through March 31, 2002. Borrowings under the arrangement are limited to a restrictive borrowing base that is generally equal to 75% of eligible merchandise inventories, and at the Company's option, such borrowings may be increased to 80% of such inventories during the period of November 1 through December 31 of each year, to fund increased seasonal inventory requirements. During the period of March 1, 2000 through February 28, 2001, interest on outstanding borrowings was charged at a rate of LIBOR plus 1.875% (7.9% at February 3, 2001), with no interest charged on the unused portion of the line of credit. The interest rate was increased to LIBOR plus 2.00% on March 1, 2001. The Company had $18.3 million of excess availability under the credit facility as of February 3, 2001, and was in compliance with the single financial loan covenant applicable to the facility.

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

           On March 1, 1999, the Company issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series") to a single investor through a private placement. Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of previously issued certificates, totaling $26.9 million as of that date, and the remaining funds were used to purchase additional receivables from the Company. The holder of the 1999-1 Series certificate earns interest on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate, which is off-balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

     On  November 16, 2000, a Variable Base Class A-1 Credit Card
Certificate  (the  "2000-1  Series")  was  also  issued  in   the
principal amount of up to $24.0 million. The 2000-1 Series was issued to provide financing for receivables in the Company's portfolio in excess of amounts required to support the 1999-1 Series, and for the additional receivables expected to be generated by the 37 new stores opened in the second half of fiscal 2000. The Company can borrow against the 2000-1 Series certificate on a revolving basis, similar to a revolving line of credit arrangement. Such borrowings are limited to a specified percentage of the outstanding balance of receivables underlying the certificate. The holder of the 2000-1 Series certificate earns interest on a monthly basis at a variable rate equal to one-month LIBOR plus 1.5% (7.38% at February 3, 2001). As of February 3, 2001, $18.0 million was issued and outstanding against the
certificate,   which  was  the  maximum  amount   available   for
borrowings as of that date. The 2000-1 Series certificate was issued for an initial 364-day commitment period (expiring October 31, 2001), and may be extended for subsequent 364-day periods at the option of GCC Trust and the certificate holder, through July 31, 2003. The outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in six equal monthly installments commencing in the month following the end of the commitment period. In the event the commitment period is extended through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Management presently expects to reissue the certificate for an additional 364-day period upon its expiration on October 31, 2001.

     Monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of principal (when required) and interest to the investor, and monthly servicing fees to the Company. Any excess cash flows are then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company. Subject to certain conditions, the Company may expand the securitization program to meet future receivables growth.

Uses of Liquidity.
_____________________

            Capital  expenditures in  fiscal  2000,
totaling $25.7 million, were primarily related to tenant improvements and fixtures and equipment for the 37 new department stores opened during the year, the renovation and refixturing of certain existing locations, and for various information systems enhancements, including those required to integrate the newly acquired stores into the Company's existing systems. The Company presently has no commitments to open or remodel any stores in fiscal 2001. Management has the ability to limit or delay a significant percentage of its current fiscal 2001 planned capital expenditures without adversely affecting the Company's business, its financial condition or its results of operations.

          As described more fully in Note 8 to the Consolidated Financial Statements, the Company has other long-term obligations, including capital lease obligations, with total outstanding balances of $39.5 million at February 3, 2001 ($35.2 million as of January 29, 2000). The obligations mature at dates ranging from 2001 to 2010, bear interest at fixed and variable rates ranging from 8.63% to 10.45%, and are collateralized by various properties and equipment of the Company. The scheduled annual principal maturities on the Company's various long-term obligations are $5.8 million, $4.8 million, $3.4 million, $906,000 and $660,000 for fiscal 2001 through 2005, with $18.1 million due thereafter. In addition, in fiscal 1998 the Company issued a $22.2 million 8% Subordinated Note in connection with the Harris acquisition. The Subordinated Note is due August 20, 2003, but may be extended to August 2006 under certain circumstances. (See Notes 7 and 8 to the Consolidated Financial Statements.)

           Certain of the Company's long-term debt and lease arrangements contain various restrictive financial covenants. The
Company was in compliance with all such restrictive financial covenants as of February 3, 2001.

          Management believes the previously described sources of liquidity, including, without limitation, the anticipated proceeds from the proposed sale or mortgage financing of certain of the stores acquired in the Lamonts transaction, will be adequate to meet the Company's working capital, capital expenditure and debt service requirements for fiscal 2001.

Inflation
_________

           Although inflation has not been a material factor in the Company's operations during the past several years, the Company has experienced increases in the costs of certain of its merchandise, salaries, employee benefits and other general and administrative costs, including health care and workers' compensation costs. The Company is generally able to offset these increases by adjusting its selling prices or by modifying its operations. The Company's ability to adjust selling prices is limited by competitive pressures in its market areas.

          The Company accounts for its merchandise inventories on the retail method using last-in, first-out (LIFO) cost based upon the department store price indices published by the Bureau of Labor Statistics. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces the impact of inflation due to increasing costs on reported income.

Seasonality
_____________

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

          The following table sets forth unaudited quarterly results of operations for fiscal 2000 and 1999 (in thousands, except per share data). (See Note 15 to the Consolidated
Financial Statements.)



                                              2000
                          _____________________________________________
Quarter Ended             April 29  July 29   October 28    February 3
-------------             --------  -------   ----------    ----------

Net sales (1)             $121,335   $129,939    $153,694   $258,900
Gross profit                41,034     45,067      57,316     86,727
Income (loss) before
  income tax expense
  (benefit) (2)             (1,390)        17      (4,086)    16,912
Net income (loss)           (  841)        11      (2,472)    10,381
Net income (loss)
  per common share -
    basic and diluted     $  (0.07)  $  (0.00)   $  (0.20)   $  0.83
Weighted-average
  number of common
  shares outstanding:
    Basic                   12,597     12,605      12,621     12,582
    Diluted                 12,597     12,629      12,621     12,616



                                              1999
                            ___________________________________________
Quarter Ended               May 1    July 31    October 30  January 29
-------------               -----    -------    ----------  ----------

Net sales (1)             $111,502   $119,209    $123,330   $187,234
Gross profit                37,930     41,351      44,366     63,618
Income (loss) before
  income tax expense
  (benefit)(3)              (1,851)   (   180)        615     12,292
Net income (loss)           (1,079)   (   105)        358      7,462
Net income (loss)
  per common share -
    basic and diluted     $  (0.09)  $  (0.01)   $   0.03   $   0.59
Weighted-average
  number of common
  shares outstanding:
    Basic                   12,575     12,575      12,575     12,581
    Diluted                 12,575     12,575      12,646     12,615



(1) The Company's net sales by quarter in both fiscal 2000 and 1999 have been increased to include shipping and handling fees charged to customers, in accordance with EITF No. 00-10 (see "Recently Issued Accounting Standards" below). Such amounts were previously credited to selling, general and administrative costs.

(2) Income (loss) before income tax expense (benefit) in the three month periods ended July 29, 2000 and October 28, 2000 include non-recurring, pre-tax charges for costs incurred in the re-opening of the 34 stores acquired from Lamonts totaling $977,000 and $4,655,000, respectively. The total of such costs recognized in fiscal 2000 amounted to $5,632,000.

(3) Income (loss) before income tax expense (benefit) in the three month period ended January 29, 2000 includes a non-recurring, pre-tax charge for $1,933,000 to reflect the impairment of an investment accounted for under the cost method.

Recently Issued Accounting Standards
____________________________________

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective as of the beginning of fiscal 2001. Management does not expect its adoption to have a significant impact on the financial position, results of operations, or cash flows of the Company.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, with certain disclosure requirements effective for fiscal years ending after December 15, 2000 (fiscal 2000 for the Company). The statement carries over most of the provisions of SFAS No. 125 without reconsideration and, accordingly, the adoption of SFAS No. 140 is not expected to materially affect the Company's financial position or the results of its operations. The Company adopted the disclosure provisions of SFAS No. 140 for its fiscal 2000 financial statements.

Effective as of the end of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that all amounts billed to a customer in a sale transaction for shipping and handling, including customer delivery charges, be classified as revenue, and that all prior periods presented be reclassified to conform with the required presentation. The Company had previously included shipping and
handling   revenues  and  costs  in  its  selling,  general   and
administrative costs.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

           The Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit, the Series 2000-1 certificate and on one of its long-term borrowing arrangements. As of February 3, 2001, borrowings subject to a variable interest rate represented 57.0% of the Company's total outstanding borrowings (both on and off-balance sheet). The Company does not engage in financial transactions for speculative or trading purposes, nor does the Company purchase or hold any derivative financial instruments.

          The interest payable on the Company's revolving line of credit, 2000-1 Series certificate and one of its long-term borrowing arrangements, are based on variable interest rates and are therefore affected by changes in market interest rates. An increase of 88 basis points on existing floating rate borrowings (a 10% change from the Company's weighted-average interest rate as of February 3, 2001) would reduce the Company's pre-tax net income and cash flow by approximately $869,000. This 88 basis point increase in interest rates would not materially affect the fair value of the Company's fixed rate financial instruments. (See Note 1 to the Consolidated Financial Statements.)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is set forth under Part IV,
Item 14, included elsewhere herein.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 28, 2001, to be filed pursuant to Regulation 14A (the "2001 Proxy") under the headings "Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

          As of March 31, 2001, the name, age and title of the senior executive officers of the Company are as follows:

Name                   Age(1)         Position
----                   ------         --------
James R. Famalette     49             President and Chief
                                      Executive Officer

Gary L. Gladding       61             Executive Vice President/
                                      General Merchandise Manager

Michael S. Geele       50             Senior Vice President and
                                      Chief Financial Officer

Michael J. Schmidt     59             Senior Vice President/
                                      Director of Stores

David K. Vernon        45             Senior Vice
                                      President/General Merchandise
                                      Manager - Home and Merchandise
                                      Planning

          James R. Famalette became President and Chief Executive Officer of the Company on June 25, 1999 after serving as President and Chief Operating Officer of the Company since April 14, 1997. Prior to joining the Company, Mr. Famalette was President and Chief Executive Officer of Liberty House, a department and specialty store chain based in Honolulu, Hawaii, from 1993 through 1997, and served in a variety of other positions with Liberty House from 1987 through 1993, including Vice President, Stores and Vice President, General Merchandise Manager. From 1982 through 1987, he served as Vice President, General Merchandise Manager and later as President of Village Fashions/Cameo Stores in Philadelphia, Pennsylvania, and from
1975 to 1982 served as a Divisional Merchandise Manager for Colonies, a specialty store chain, based in Allentown, Pennsylvania. Mr. Famalette serves on the Board of Directors of the National Retail Federation.

          Gary L. Gladding has been Executive Vice President of the Company since 1987, and joined the Company as Vice President/General Merchandise Manager in 1983 (1). Prior to 1983, he served in a variety of management positions with Lazarus
Department Stores, a division of Federated Department Stores, Inc., and the May Department Stores Co.

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

          Michael J. Schmidt became Senior Vice President/Director of Stores of the Company in 1985(1). From 1983 through 1985, he was Manager of the Gottschalks Fashion Fair store. Prior to joining the Company, he held management positions with Liberty House, Allied Corporation and R.H. Macy & Co., Inc.

          David K. Vernon became Senior Vice President/General Merchandise Manager - Home and Merchandise Planning in 1999, after serving as Vice President/General Merchandise Manager - Home since 1996. From 1993 to 1996, he was the Divisional Vice President of Broadway Department Stores, and prior to that held senior merchandising manager positions with various other department stores, including Macy's, Rich's and Bullocks.


           (1) References to the Company prior to 1986 are more specifically to the Company's predecessor and former subsidiary,
E. Gottschalk and Co., Inc.

Item 11.  EXECUTIVE COMPENSATION

          The  information required by this item is  incorporated
by  reference  from  those portions of the Company's  2001  Proxy
under   the   headings  "Executive  Compensation"  and  "Director
Compensation For Fiscal Year 2000."

Item  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

          The information required by this item is incorporated by reference from the portion of the Company's 2001 Proxy under the heading "Security Ownership of Certain Beneficial Owners and
Management."

Item  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the portion of the Company's 2001 Proxy under the heading "Certain Relationships and Related Transactions."


                               PART IV

Item  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS  ON
          FORM 8-K

(a)(1)    The  following  consolidated  financial  statements  of
          Gottschalks Inc. and Subsidiary as required by  Item  8
          are included in this Part IV, Item 14:

          Consolidated  balance sheets - As of February  3,  2001
          and January 29, 2000

          Consolidated  income statements -- Fiscal  years  ended
          February 3, 2001, January 29, 2000 and January 30, 1999

          Consolidated  statements  of  stockholders'  equity  --
          Fiscal  years ended February 3, 2001, January 29,  2000
          and January 30, 1999

          Consolidated statements of cash flows -- Fiscal years ended February 3, 2001, January 29, 2000 and January
          30, 1999

          Notes to consolidated financial statements -- Three years ended February 3, 2001

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


(a)(3) The following exhibits are required by Item 601 of Regulation S-K and Item 14(c):

                                               Incorporated by
                                               Reference From
                                                   the
Exhibit                                          Following
  No.     Description                            Document
-------   -------------------------------      ------------------

3.1       Certificate of Incorporation         Registration
          of the Registrant, as amended        Statement on Form
                                               S-1 (File No. 33-3949)

3.2       By-Laws of the Registrant,           Filed electronically
                                               herewith

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

10.26     Tradename License Agreement           Current Report on
          between The Harris Company and        Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998                       (File No. 1-09100)

10.27     Stockholders' Agreement among         Current Report on
          El Corte Ingles, S. A., Gottschalks   Form 8-K dated
          Inc., Joseph Levy and Bret Levy       August 20, 1998
          dated August 20, 1998                 (File No. 1-09100)

10.28     Standstill Agreement between          Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998                       (File No. 1-09100)

10.29     Store Lease Agreement between         Current Report on
          El Corte Ingles, S. A., and           Form 8-K dated
          Gottschalks Inc. dated                August 20, 1998
          August 20, 1998 re: East Hills        (File No. 1-09100)
          Mall, Bakersfield, California

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

10.32     Form of Severance Agreement           Annual Report on
          dated January 21, 1999 by             Form 10-K for the
          and between Gottschalks Inc.          year ended January
          and Michael S. Geele (*)              30,1999 (File No.
                                                1-09100)

10.33     Receivables Purchase                  Annual Report on
          Agreement dated March 1, 1999         Form 10-K for the
          By and between Gottschalks            year ended January
          Credit Receivables Corporation        30, 1999 (File No.
          and Gottschalks Inc.                  1-09100)

10.34     Pooling and Servicing                 Annual Report on
          Agreement dated as of March 1,        Form 10-K for the
          1999 by and among Gottschalks         year ended January
          Credit Receivables Corporation,       30, 1999 (File No.
          Gottschalks Inc. and Bankers          1-09100)
          Trust Company

10.35     Series 1999-1 Supplement to           Annual Report on
          Pooling and Servicing                 Form 10-K for the
          Agreement dated March 1, 1999         year ended January
          by and among Gottschalks Credit       30, 1999 (File No.
          Receivables Corporation,              1-09100)
          Gottschalks Inc. and Bankers
          Trust Company

10.36     Sixth Amendment to Loan and           Quarterly Report on
          Security Agreement dated August       Form 10-Q for the
          12, 1999, by and between Gottschalks  quarter ended
          Inc. and Congress Financial           July 31, 1999 (File
          Corporation (Western).                No. 1-09100)

10.37     Employment Agreement dated June       Quarterly Report on
          25, 1999 by and between               Form 10-Q for the
          Gottschalks Inc. and James R.         quarter ended July
          Famalette(*).                         31, 1999 (File No.
                                                1-09100)

10.38     Seventh Amendment to Loan and         Annual Report on
          Security Agreement dated March        Form 10-K for the
          27, 2000, by and between              year ended January
          Gottschalks Inc. and Congress         29, 2000 (File No.
          Financial Corporation (Western).      1-09100)

10.41     Asset Purchase Agreement dated        Annual Report on
          April 24, 2000 by and between         Form 10-K for the
          Gottschalks Inc. and Lamonts          year ended January
          Apparel, Inc.                         29, 2000 (File No.
                                                1-09100)

10.42     Eighth Amendment to Loan and          Quarterly Report on
          Security Agreement dated              Form 10-Q for the
          May 19, 2000 by and between           quarter ended April
          Gottschalks Inc. and Congress         29, 2000 (File No.
          Financial Corporation (Western).      1-09100)

10.43     Ninth Amendment to Loan and           Quarterly Report on
          Security Agreement dated              Form 10-Q for the
          June 28, 2000 by and between          quarter ended July
          Gottschalks Inc. and Congress         29, 2000 (File No.
          Financial Corporation (Western).      1-09100)

10.44     Amendment No. 1 to the Asset          Quarterly Report on
          Purchase Agreement dated May          Form 10-Q for the
          16, 2000 by and between               quarter ended July
          Gottschalks Inc. and Lamonts          29, 2000 (File No.
          Apparel, Inc.                         1-09100)

10.45     Promissory Note dated July 24,        Quarterly Report on
          2000 by and between Gottschalks       Form 10-Q for the
          Inc. and Heller Financial             Quarter ended July
          Leasing, Inc.                         29, 2000 (File No.
                                                1-09100)

10.46     Series 2000-1 Supplement to the       Filed electronically
          Pooling and Servicing                 herewith
          Agreement dated as of November 16,
          2000 by and among Gottschalks
          Credit Receivables Corporation,
          Gottschalks Inc. and Bankers
          Trust Company

10.47     Amendment No. 1 to Pooling and        Filed electronically
          Servicing Agreement and the           herewith
          Series 1999-1 Supplement by
          and among Gottschalks Credit
          Receivables Corporation,
          Gottschalks Inc. and Bankers
          Trust Company

21.       Subsidiary of the Registrant         Annual Report on
                                               Form 10-K for the
                                               year ended January
                                               28, 1995 (File No.
                                               1-09100)

23.       Independent Auditors' Consent        Filed electronically
                                               herewith

(*)       Management contract, compensatory plan or arrangement.
________________________________________________________________


(b) Reports on Form 8-K -- The Company did not file any Reports on Form 8-K during the fourth quarter of fiscal 2000.

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

          YEAR ENDED FEBRUARY 3, 2001

        GOTTSCHALKS INC. AND SUBSIDIARY

              FRESNO, CALIFORNIA















INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiary (the "Company") as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gottschalks Inc. and Subsidiary at February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.





/s/ Deloitte & Touche LLP
______________________________
Deloitte & Touche LLP
February 27, 2001









GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
__________________________________________________________________________

                                             February 3,   January 29,
ASSETS                                          2001          2000
                                             -----------   -----------
CURRENT ASSETS:
  Cash                                         $  2,827     $  1,901
  Retained interest in receivables sold          19,853       29,138
  Receivables - net                               8,840        7,597
  Merchandise inventories                       185,226      130,028
  Other                                          21,622       11,826
                                                -------      -------
    Total current assets                        238,368      180,490

PROPERTY AND EQUIPMENT - net                    143,670      120,393

OTHER ASSETS:
  Intangibles - net                              18,564        8,708
  Other                                           6,619        6,573
                                                -------      -------
                                                 25,183       15,281
                                                -------      -------
                                               $407,221     $316,164
                                                =======      =======






See notes to consolidated financial statements.





GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)
______________________________________________________________________
                                            February 3,   January 29,
                                              2001           2000
                                            -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Trade accounts payable and accrued
    expenses                                  $ 80,944      $ 61,136
  Revolving line of credit                      32,828         5,479
  Current portion of long-term obligations       6,537         4,479
  Deferred income taxes                          3,007         4,677
                                               -------       -------
    Total current liabilities                  123,316        75,771

LONG-TERM OBLIGATIONS, less current portion    113,012        80,674

OTHER LIABILITIES                               19,216        20,911

DEFERRED INCOME TAXES                           12,801         7,609

SUBORDINATED NOTE PAYABLE TO AFFILIATE - net    21,303        20,961

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value of $.10 per share;
   2,000,000 shares authorized; none issued
  Common stock, par value of $.01 per share;
   30,000,000 shares authorized; 12,656,769
   and 12,596,837 issued                           127           126
Additional paid-in capita                       71,015        70,760
Retained earnings                               46,431        39,352
                                               -------       -------
                                               117,573       110,238
                                               -------       -------
                                              $407,221      $316,164
                                               =======       =======




See notes to consolidated financial statements.





GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
_______________________________________________________________________


                                          2000       1999      1998
                                        --------   --------  --------

Net sales                               $663,868   $541,275  $478,538
Net credit revenues                        9,150      8,709     6,988
Net leased department revenues             3,948      4,209     5,944
                                         -------    -------   -------
    Total revenues                       676,966    554,193   491,470
                                         -------    -------   -------
Costs and expenses:
  Cost of sales                          433,724    354,010   313,431
  Selling, general and
    administrative expenses              201,765    167,561   152,231
  Depreciation and amortization           11,505      9,465     8,040
  New store pre-opening costs              6,183        495       421
  Asset impairment charge                             1,933
  Acquisition related expenses                                    859
                                         -------    -------   -------
     Total costs and expenses            653,177    533,464   474,982
                                         -------    -------   -------

Operating income                          23,789     20,729    16,488

Other (income) expense:
  Interest expense                        13,750     11,408     9,470
  Miscellaneous income                    (1,414)    (1,555)   (2,011)
                                         -------    -------    ------
                                          12,336      9,853     7,459
                                         -------    -------    ------

Income before income tax expense          11,453     10,876     9,029

Income tax expense                         4,374      4,240     3,747
                                         -------    -------   -------

Net income                              $  7,079   $  6,636  $  5,282
                                         =======    =======   =======
Net income per common share -
  basic and diluted                     $   0.56   $   0.53  $   0.46
                                         =======    =======   =======





See notes to consolidated financial statements.




GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
_____________________________________________________________________________


                                                Additional
                                Common Stock      Paid-In    Retained
                             Shares     Amount    Capital    Earnings  Total
                             -----------------  ----------   --------  -----

BALANCE, JANUARY 31, 1998   10,478,415   $105     $56,366     $27,434  $83,905
  Net income                                                    5,282    5,282
  Shares issued for
   business acquisition      2,095,900     21      14,252               14,273
Shares issued under
   stock option plan             1,250                  8                    8
                            ----------    ---      ------      ------  -------

BALANCE, JANUARY 30, 1999   12,575,565    126      70,626      32,716  103,468
  Net income                                                    6,636    6,636
  Shares issued under
   stock purchase plan          21,272                134                  134
                            ----------    ---      ------      ------  -------
BALANCE, JANUARY 29, 2000   12,596,837    126      70,760      39,352  110,238
  Net income                                                    7,079    7,079
  Shares issued under
   stock purchase plan         59,932       1         255                  256
                           ----------     ---      ------      ------  -------
BALANCE, FEBRUARY 3, 2001  12,656,769    $127     $71,015     $46,431 $117,573
                           ==========     ===      ======      ======  =======





See notes to consolidated financial statements.





GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
_____________________________________________________________________________

                                            2000        1999      1998
OPERATING ACTIVITIES:                     --------    -------    -------

Net income                                $  7,079    $ 6,636    $ 5,282
Adjustments:
  Depreciation and amortization             11,505      9,465      8,040
  Deferred income taxes                      3,522      3,562        633
  Amortization of deferred income and
    other deferred items                    (1,695)    (3,201)      (950)
  Provision for credit losses                1,025        982        992
  Net loss from sale of assets                 151         86         26
  Asset impairment charge                               1,933
  Other non-cash items, net                    (41)       343       (106)
Decrease (increase) in assets, excluding
  effect of business acquisition:
     Receivables                            (1,883)    (2,643)     (1,312)
     Merchandise inventories               (54,409)    (6,117)     (4,524)
     Other current and long-term assets    ( 9,977)     4,923       5,611
Increase (decrease) in liabilities, excluding
  effect of business acquisition:
     Trade accounts payable and accrued
       expenses                             13,748     (7,868)     (2,571)
     Other current and long-term
       liabilities                          (5,373)    (2,296)        373
         Net cash (used in) provided by    -------    -------     -------
           operating activities            (36,348)     5,805      11,494

INVESTING ACTIVITIES:
Available-for-sale securities:
  Maturities                              (330,131)  (305,926)   (262,357)
  Purchases                                321,416    304,795     256,571
Purchases of property and equipment        (25,704)   (16,059)    (16,801)
Acquisitions of assets and business        (19,522)                (1,369)
Proceeds from property and equipment
  sales and other                              194        317         878
        Net cash used in investing         -------    -------     -------
          activities                       (53,747)   (16,873)    (23,078)

FINANCING ACTIVITIES:
Net proceeds (repayments) under
   revolving line of credit                 57,349     (4,794)     29,506
Net proceeds from issuances of 2000-1
  and 1999-1 Series certificates            18,000     53,000
Principal payments on retired certificates            (30,900)    (15,800)
Proceeds from long-term obligations         10,000        500
Principal payments on long-term obligations (6,016)    (4,515)     (4,065)
Changes in cash management liability        11,433     (2,149)      2,035
Proceeds from sale of stock under employee
  stock purchase plan                          255        134
                                           -------    -------     -------
Net cash provided by financing activities   91,021     11,276      11,676
                                           -------    -------     -------
INCREASE IN CASH                               926        208          92

CASH AT BEGINNING OF YEAR                    1,901      1,693       1,601
                                           -------    -------     -------
CASH AT END OF YEAR                       $  2,827   $  1,901    $  1,693
                                           =======    =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
INVESTING ACTIVITIES:
  Consideration for acquisition of business:
    Issuance of 2,095,900 shares of common stock                 $ 14,273
    Issuance of 8% Subordinated Note                               20,467
                                                                  -------
                                                                 $ 34,740
                                                                  =======
FINANCING ACTIVITIES:
  Acquisition of equipment under
    capital leases                       $    411    $    620    $  1,273
                                          =======     =======     =======




See notes to consolidated financial statements.


GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. is a regional department and specialty store chain based in Fresno, California. As of February 3, 2001, the Company operated 79 full-line department stores located in seven Western states, with 39 stores located in California, 21 in Washington, seven in Alaska, five in Idaho, four in Oregon, two in Nevada and one in Utah. The Company also operated 17 specialty apparel stores which carry a limited selection of merchandise as of that date. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, and also a wide array of home furnishings, including domestics, china, housewares, small electrics and, in certain locations, furniture and mattresses.

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

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2000, 1999 and 1998, ended on February 3, 2001, January 29, 2000 and January 30, 1999, respectively. Fiscal 2000 included 53 weeks and fiscal 1999 and 1998 each included 52 weeks.

Revenue Recognition - Net retail sales are recorded at the point-of-sale and include sales of merchandise, net of estimated returns and exclusive of sales tax. Net retail sales also include all amounts billed to a customer in a sale transaction for shipping and handling, including customer delivery charges. Revenues on special order sales are recognized when the merchandise is delivered to the customer and has been paid for in its entirety. The Company does not sell merchandise on layaway.

Net  leased  department revenues consist of  rental  income  from
lessees   and   sub-lessees.  Sales  generated  in  such   leased
departments  totaled $27,738,000, $29,029,000 and $40,216,000  in
2000, 1999 and 1998, respectively.

Transfers  and  Servicing  of  Financial  Assets  -  The  Company
currently accounts for the transfer and sale of receivables pursuant to its receivables securitization program in accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (see the following "Recently Issued Accounting Standards"). SFAS No. 125 requires the Company to recognize gains and losses on transfers of financial assets (securitizations) that qualify as sales and to recognize as assets certain financial components that are retained as a result of such sales, which consist primarily of the retained interest in receivables sold and the retained rights to future interest income from the serviced assets in excess of the contractually specified servicing fee (interest-only strips). The estimated cost to service the assets is currently equal to the contractually specified servicing fee, resulting in no servicing assets or liabilities in 2000 or 1999.

The retained interest in receivables sold is initially recorded at the date of the sale by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values. Any gain or loss on the sale is dependent upon the allocation of the previous carrying amount of the receivables sold to the retained interests. Retained interests are subsequently carried at fair value, which are estimated based upon the present value of the expected future cash flows, calculated using management's best estimates of key assumptions about anticipated credit losses, account repayment speeds, discount rates and other factors necessary to derive an estimate of fair value.

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

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method is equal to the LIFO value of inventories at February 3, 2001 and January 29, 2000.

The Company includes in inventory the capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match sales with these related costs.

New Store Pre-Opening Costs - New store pre-opening costs are expensed as incurred and may vary significantly from year to year depending on the number of new stores opened.

Property and Equipment - Property and equipment is stated on the basis of cost or appraised value as to certain contributed land. Depreciation and amortization is computed by the straight-line method for financial reporting purposes over the shorter of the estimated useful lives of the assets or the lease term, which range from 20 to 40 years for buildings and leasehold improvements and 3 to 15 years for furniture, fixtures and equipment. The amortization of buildings and equipment under capital leases is computed by the straight-line method over the term of the lease or the estimated economic life of the asset, depending on the criteria used to classify the lease, and such amortization is combined with depreciation in the accompanying income statements. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Software Development Costs - Effective the beginning of fiscal 1999, costs associated with the acquisition or development of software for internal use that meet the criteria of AICPA Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" are capitalized and amortized over the expected useful life of the software, which generally ranges from 3 to 10 years. Software development costs capitalized under SOP No. 98-1 in fiscal 2000 totaled $242,000 (none in 1999).

Goodwill - The excess of acquisition costs over the fair value of the net assets acquired (goodwill) is amortized on a straight-line basis over 20 years. The Company periodically analyzes the value of net assets acquired to determine whether any impairment in the value of such assets has occurred. The primary indicators of recoverability used by the Company are current and forecasted cash flows of the related acquired assets as compared to their carrying values.

Favorable Lease Rights - Favorable lease rights associated with acquired leases are amortized on a straight-line basis over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 1 to 40 years.

Cash Management Liability - Under the Company's cash management program, checks issued by the Company and not yet presented for payment frequently result in overdraft balances for accounting purposes. Such amounts represent interest-free, short-term borrowings by the Company. (See Note 6).

Deferred Income - Deferred income consists primarily of donated land and cash incentives received to construct a store and enter into a lease arrangement. Land contributed to the Company is included in land and recorded at appraised fair market values. Deferred income is amortized to income over the average depreciable life of the related fixed assets built on the land for locations that are owned by the Company, and over the minimum lease periods of the related building leases with respect to locations that are leased by the Company, ranging from 10 to 32 years. Deferred income, net of accumulated amortization, totaling $14,342,000 as of February 3, 2001 and $15,344,000 as of January
29, 2000, is included in other liabilities.

Deferred Lease Payments - Certain of the Company's department store operating leases provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the lease term and records the difference between rental expense and amounts payable under the leases as deferred lease payments. Deferred lease payments, totaling $4,588,000 at February 3, 2001 and $5,058,000 at January 29, 2000, are included in other liabilities.

Advertising  Costs  -  Advertising costs,  totaling  $30,111,000,
$24,327,000 and $22,270,000 in 2000, 1999 and 1998, respectively, are expensed when the related advertisement first takes place.

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

Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, receivables, notes receivable, trade payables and other accrued expenses, revolving line of credit and stand-by letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The retained interest in receivables sold, the retained right to future interest income (interest-only strip) and the Subordinated Note are carried at their estimated fair values. The following methods and assumptions were used to estimate the fair values for each remaining class of financial instruments:

     Long-Term Obligations - The fair values of the Company's mortgage loans and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of $33,673,000 and $27,937,000 at February 3, 2001 and January 29, 2000, had estimated fair values of $35,287,000 and $28,664,000 at February 3, 2001 and January
     29, 2000, respectively.

     Off-Balance Sheet Financial Instruments - The Company's off-balance sheet financial instruments consist primarily of certificates issued under the securitization program. The estimated fair value of the fixed rate certificate, based on similar issues of certificates at current rates for the same remaining maturities, with a face value of $53,000,000 as of both February 3, 2001 and January 29, 2000, is $50,995,000 and $50,469,000, respectively. The estimated fair value of the floating rate certificate approximates its reported value due to the variable interest rate underlying that instrument.

Stock-Based  Compensation - The Company accounts for  stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized in the 2000, 1999 and 1998 financial statements for employee stock arrangements. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", is disclosed in Note 12.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. In 1999, the Company recognized a non-recurring asset impairment charge of $1,933,000 related to an investment in a cooperative merchandise buying group that was accounted for under the cost method. There were no impairment losses recognized in 2000 or 1998.

Segment Reporting - The Company operates in one reportable segment, which includes the Company's proprietary credit card operation. The proprietary credit card operation is considered an integral component of the Company's retail store segment, as its primary purpose is to support and enhance this segment's retail operations.

Comprehensive Income - There were no items of other comprehensive income in 2000, 1999 or 1998, and therefore net income is equal to comprehensive income for each of those years.

Recently Issued Accounting Standards - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective as of the beginning of fiscal 2001. Management does not expect the adoption to have a significant impact on the financial position, results of operations, or cash flows of the Company.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, with certain disclosure requirements effective for fiscal years ending after December 15, 2000 (fiscal 2000 for the Company). The statement carries over most of the provisions of SFAS No. 125 without reconsideration and, accordingly, the adoption of SFAS No. 140 is not expected to materially affect the Company's financial position or the results of its operations. The Company adopted the disclosure provisions of SFAS No. 140 for its fiscal 2000 financial statements.

Reclassifications - Effective as of the end of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that all amounts billed to a customer in a sale transaction for shipping and handling, including customer delivery charges, be classified as revenue, and that all prior periods presented be reclassified to conform with the required presentation. The Company had previously included shipping and handling revenues and costs in its selling, general and administrative costs. These items and certain other amounts in the accompanying 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

2.   ACQUISITIONS

Asset Acquisition.

On April 24, 2000, the Company entered into a definitive asset purchase agreement (the "Agreement") with Lamonts Apparel, Inc. ("Lamonts"). The Agreement, as subsequently amended, provided for the Company to acquire 37 of Lamonts' 38 store leases, related store fixtures and equipment, and one store building for a cash purchase price of $20,100,000. Concurrent with the closing of the transaction on July 24, 2000, the Company sold one of the store leases for $2,500,000, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17,600,000 for 34 store leases, related store fixtures and equipment, and one store building. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores are located in five Western states, with 19 stores in Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah, and significantly expanded the Company's presence in the Pacific Northwest and Alaska. The newly acquired stores were converted to the Gottschalks banner, re-merchandised and re-opened in stages, beginning in late August with all stores completely open by September 7, 2000. The Company incurred $5,632,000 of non-recurring new store pre-opening costs in connection with the re-opening of the stores.

The $17,600,000 net cash purchase price for the assets was partially financed with proceeds from a $10,000,000 note payable (Note 7), with the remainder provided from existing financial resources. Direct transaction costs include investment banking, legal and accounting fees and other costs. The asset acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores are included in the Company's financial statements from the acquisition date of July 24, 2000.

The purchase price has been allocated to the acquired assets on the basis of their estimated fair values as of the date of the acquisition, as follows (in thousands):

          Fair value of note payable         $10,000
          Cash                                 7,580
          Direct transaction costs             1,942
                                              ------
             Total purchase price            $19,522
                                              ======

          Favorable lease rights             $ 9,857
          Property and equipment               9,000
          Goodwill                               665
                                              ------
             Total purchase price            $19,522
                                              ======

Business Acquisition.

On August 20, 1998, the Company completed the acquisition of substantially all of the assets and business of The Harris Company ("Harris"), pursuant to an Asset Purchase Agreement entered into with Harris and El Corte Ingles, S. A. ("ECI") of Spain, the parent company of Harris. Harris operated nine full-line department stores located throughout southern California. Assets acquired and liabilities assumed were recorded at their estimated fair values, and the excess of cost over the estimated fair values of the net assets acquired, totaling $8,400,000, is being amortized on a straight-line basis over 20 years. The purchase price for the assets consisted of the issuance to Harris of 2,095,900 shares of common stock of the Company and the issuance of an 8% Non-Negotiable, Extendable, Subordinated Note (the "Subordinated Note") in the principal amount of $22,179,000 (see Note 8). The business acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores are included in the Company's financial statements from the acquisition date of August 20, 1998.

3.   RECEIVABLES

Receivable Securitization Program.

The Company sells all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly-owned subsidiary, GCRC, and those receivables that meet certain eligibility requirements of the program are simultaneously conveyed to Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. GCC Trust is a qualified special purpose entity under both SFAS No. 125 and 140, and is not consolidated in the Company's financial statements. Accordingly, all transfers of receivables to GCC Trust are accounted for as sales of receivables for financial reporting purposes and such transferred receivables are removed from the Company's balance sheet. The Company services and administers the portfolio for a 3% monthly servicing fee, which totaled $1,926,000 in 2000.

On March 1, 1999, GCC Trust issued a $53,000,000 principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series") to a single investor through a private placement. Proceeds from the issuance of the 1999-1 Series were used to repay the outstanding balances of previously issued certificates, totaling $26,950,000 as of that date, and the remaining funds were used to purchase additional receivables from the Company. The holder of the 1999-1 Series certificate earns interest on a monthly basis at a fixed interest rate of 7.66%. The outstanding principal balance of the certificate, which is off-balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

On November 16, 2000, GCC Trust issued a Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series") in a principal amount of up to $24,000,000. The Company can borrow against the 2000-1 Series certificate on a revolving basis, similar to a revolving line of credit arrangement. Such borrowings are limited to a specified percentage of the outstanding balance of receivables underlying the certificate. As of February 3, 2001, $18,000,000 was issued and outstanding against the certificate, which was the maximum amount available for borrowings as of that date. The 2000-1 Series certificate was issued under an initial 364-day commitment period (expiring October 31, 2001), and is renewable for subsequent 364-day periods each, at the option of GCC Trust and the certificate holder, through July 31, 2003. The outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in six equal monthly installments commencing in the month following the end of the commitment period. In the event the commitment period is renewed through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. The holder of the 2000-1 Series certificate earns interest on a monthly basis at a variable rate equal to one-month LIBOR plus 1.5% (7.38% at February 3, 2001).

Monthly cash flows generated by the Company's receivables portfolio, consisting of principal, interest and service fee collections, are first used to pay certain costs of the program, which include the payment of monthly principal (when required) and interest to the investors, and monthly servicing fees to the Company. Any excess cash flows are then available to fund additional purchases of newly generated receivables from the Company. The Company is required, among other things, to maintain certain portfolio performance standards under the program. Management believes the portfolio performance has exceeded such standards since the issuance date. Subject to certain conditions, the master trust permits further expansion of the program to meet future receivables growth.

The Company retains an ownership interest in certain of the receivables sold under the program, represented by Exchangeable and Subordinated Certificates, and also retains an uncertificated ownership interest in the retained interest to future interest income (interest-only strip) and other receivables that do not meet certain eligibility requirements of the program. The fair value of the retained interests totaled $19,853,000 at February 3, 2001. Key assumptions used to measure the retained interests at the dates of securitization throughout fiscal 2000 were:

Repayment speed (monthly rate)               30.4%
Expected credit losses
 as a % of net sales (annual rate)           0.55%
Residual cash flows discount rate            12.0%
Weighted-average life (in months)             3.5


At February 3, 2001, the reduction in the carrying amount of the retained interests caused by immediate 10% and 20% adverse changes in those key assumptions are as follows (in thousands):

Prepayment speed:
  Impact on fair value of 10% adverse change      $(111)
  Impact on fair value of 20% adverse change       (170)

Expected credit losses:
  Impact on fair value of 10% adverse change       ( 13)
  Impact on fair value of 20% adverse change       ( 26)

Residual cash flows discount rate:
  Impact on fair value of 10% adverse change       (  1)
  Impact on fair value of 20% adverse change       (  2)

These sensitivities are hypothetical and are presented for illustrative purposes only. Changes in the carrying amount based on a change in assumptions generally cannot be extrapolated because the relationship of the change in an assumption to the change in the carrying amount may not be linear. The changes in assumptions presented in the above table were calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which could magnify or counteract the sensitivities.

As of February 3, 2001, the outstanding balance of the serviced portfolio totaled $93,488,000, with $3,387,000 of that amount in delinquency as of that date. Delinquent receivables are defined as any account for which the required minimum payment has not been received for more than 30 days. Credit losses as a percentage of net sales were 0.55% in 2000.

Receivables.

Receivables consist of the following:


                                        February 3,    January 29
(In thousands)                             2001           2000
___________________________________________________________________________

Credit card receivables                 $3,974           $ 3,995
Vendor claims                            5,311             4,089
                                         -----            ------
                                         9,285             8,084
Less allowance for doubtful accounts    (  445)           (  487)
                                         -----             -----
                                        $8,840           $ 7,597
                                         =====             =====


Net Credit Revenues.

Net   credit  revenues  associated  with  the  Company's  credit  card receivable portfolio, including securitized receivables, consists of the following:



(In thousands)                           2000      1999     1998
___________________________________________________________________________

Service charge revenues                $16,832   $15,618  $13,522
Interest expense on securitized
  receivables                           (4,425)   (4,069)  (3,314)
Charge-offs on receivables sold and
  provision for credit losses on
  receivables ineligible for sale       (3,642)   (3,013)  (3,175)
Gain (loss) on sale of receivables         385       173      (45)
                                        ------    ------   ------
                                       $ 9,150   $ 8,709  $ 6,988
                                        ======    ======   ======


4.   PROPERTY AND EQUIPMENT


Property and equipment consists of the following:

                                        February 3,    January 29,
(In thousands)                             2001           2000
_____________________________________________________________________

Furniture, fixtures and equipment        $104,964       $ 86,155
Buildings and leasehold improvements       83,763         69,196
Land                                       15,108         15,108
Buildings and equipment under
  capital leases                           13,178         12,768
Construction in progress                    1,020            892
                                          -------        -------
                                          218,033        184,119
Less accumulated depreciation
  and amortization                        (74,363)       (63,726)
                                          -------        -------
                                         $143,670       $120,393
                                          =======        =======


5.   INTANGIBLE ASSETS

Intangible assets consist of the following:


                                        February 3,    January 29,
(In thousands)                             2001           2000
____________________________________________________________________

Goodwill                                  $11,464        $10,799
Favorable lease rights(Note 2)              9,857
                                           ------         ------
                                           21,321         10,799
Less    accumulated   amortization         (2,757)        (2,091)
                                           ------         ------
                                          $18,564        $ 8,708
                                           ======         ======


The amortization of intangibles, totaling $666,000, $536,000 and $291,000 in 2000, 1999 and 1998, respectively, is included in depreciation and amortization in the accompanying financial statements.

6.   TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Trade accounts payable and accrued expenses consist of the following:



                                        February 3,    January 29,
(In thousands)                             2001           2000
_____________________________________________________________________

Trade accounts payable                    $27,303        $15,617
Cash management liability                  21,460         10,027
Accrued expenses                           15,952         12,118
Accrued payroll and related liabilities     8,791          6,861
Taxes, other than income taxes              3,808         11,141
Federal and state income taxes payable      3,630          5,372
                                           ------         ------
                                          $80,944        $61,136
                                           ======         ======


7.   DEBT

Revolving Line of Credit.

The Company has a $180.0 million revolving line of credit facility with Congress Financial Corporation through March 31, 2002. Borrowings under the facility are generally limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories, and at the Company's option, such borrowings may be increased to 80% of eligible inventories during the period of November 1 through December 31 of each year to provide for increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately one-month LIBOR plus 1.875% (7.90% at February 3, 2001), with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit was
$131,135,000  as  of February 3, 2001, of which $112,828,000  was outstanding as of that date. Outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates, totaling $80,000,000 as of February 3, 2001 and $50,000,000 as of January 29, 2000, are classified as long-term in the accompanying financial statements. The agreement contains one financial covenant, pertaining to the maintenance of a minimum adjusted net worth, as defined in the agreement, with which the Company was in compliance as of February 3, 2001.

Long-Term Obligations.

Long-term obligations consist of the following:


                                         February  3,   January 29,
(In thousands)                               2001        2000
_______________________________________________________________________

Revolving line of credit                  $ 80,000      $50,000
9.39% mortgage loans payable, due 2010      18,645       18,958
Variable rate note payable, due 2003         8,611
9.97% mortgage loan payable, due 2004        2,714        3,643
Capital lease obligations                    5,876        7,216
Other mortgage loans and notes payable       3,703        5,336
                                           -------       ------
                                           119,549       85,153
  Less current portion                       6,537        4,479
                                           -------       ------
                                          $113,012      $80,674
                                           =======       ======



The Company issued a $10,00,000 original principal amount variable rate note payable, due 2003, to a third party lender on July 24, 2000. Proceeds from the note were used to finance a portion of the purchase price for the Lamonts acquisition (Note
2). The note is payable in thirty-six monthly principal installments of $278,000 each and bears interest at a variable rate equal to LIBOR plus 3.0% (8.63% at February 3, 2001).

The Company's various mortgage loans and notes payable are collateralized by certain real property, assets or equipment.

The scheduled annual principal maturities of the Company's mortgage loans and notes payable are $5,836,000, $4,773,000, $3,436,000, $906,000 and $660,000 for 2001 through 2005, with
$18,062,000 payable thereafter.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are charged to income as additional interest expense on a straight-line basis over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $1,997,000 at February 3, 2001 and $1,552,000 at January 29, 2000.

Interest paid, net of amounts capitalized, was $17,713,000 in 2000, $14,536,000 in 1999 and $12,063,000 in 1998. Capitalized
interest expense was $360,000 in 2000, $188,000 in 1999 and $134,000 in 1998. The weighted-average interest rate charged on the Company's revolving line of credit was 8.76% in 2000, 7.52% in 1999 and 7.88% in 1998.

Certain of the Company's long-term financing arrangements include various restrictive financial covenants, including the requirement to maintain a minimum tangible net worth. The Company was in compliance with all such financial covenants as of February 3, 2001.

8. SUBORDINATED NOTE PAYABLE TO AFFILIATE

As described more fully in Note 2, the Company issued the Subordinated Note to Harris on August 20, 1998 as partial consideration for the Harris acquisition. The Subordinated Note, discounted to an effective interest rate of 10% at issuance, bears interest at a fixed rate of 8%, payable semi-annually. The principal portion of the Subordinated Note is due and payable on August 20, 2003, unless such payment would result in a default on any of the Company's other credit facilities, in which case its maturity could be extended by three years to August 2006. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company. The discount on the Subordinated Note is being amortized as additional interest expense over the five year term of the note. The unamortized discount totaled $876,000 as of February 3, 2001 and $1,218,000 as of January 29, 2000. Interest paid to Harris totaled $2,117,000 in both 2000 and 1999 and $935,000 in 1998.

9.   LEASES

The Company leases certain retail department stores, specialty apparel stores, land, furniture, fixtures and equipment under capital and noncancellable operating leases that expire in various years through 2021. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years. The Company also leases three of its department stores from ECI, an affiliate of the Company (see Note 2). Rent paid to ECI, which reflects current market rates, totaled $886,000 in 2000, $900,000 in 1999 and $391,000 in 1998.

Future minimum lease payments as of February 3, 2001, by year and
in   the  aggregate,  under  capital  leases  and  noncancellable operating leases with initial or remaining terms in excess of one year are as follows:


                                          Capital   Operating
(In thousands)                            Leases      Leases
_____________________________________________________________________

2001                                      $1,269    $ 25,149
2002                                       1,232      23,393
2003                                       1,031      22,611
2004                                         752      21,777
2005                                         752      20,026
Thereafter                                 4,914     121,852
                                           -----     -------
Total minimum lease payments               9,950    $234,808
  Amount representing interest            (4,074)    ======
                                           -----
Present value of minimum lease payments    5,876
  Less current portion                     ( 701)
                                           -----
                                          $5,175
                                           =====


Rental expense consists of the following:

(In thousands)                       2000        1999       1998
____________________________________________________________________

Operating leases:
  Buildings:
    Minimum rentals                $15,946     $15,441    $14,395
Contingent rentals                   2,994       2,461      2,236
  Fixtures and equipment             2,342       3,158      3,275
                                    ------      ------     ------
                                   $21,282     $21,060    $19,906
                                    ======      ======     ======


One of the Company's lease agreements contains a restrictive financial covenant pertaining to the debt to tangible net worth ratio with which the Company was in compliance at February 3, 2001.

10.  INCOME TAXES

The components of income tax expense are as follows:


(In thousands)                        2000       1999       1998
_________________________________________________________________________

Current:
  Federal                           $  302      $  219     $2,737
  State                                550         459        377
                                     -----       -----      -----
                                       852         678      3,114
Deferred:
  Federal                            3,548       3,337        210
  State                                (26)        225        423
                                     -----       -----      -----
                                     3,522       3,562        633
                                     -----       -----      -----
                                    $4,374      $4,240     $3,747
                                     =====       =====      =====


The principal components of deferred tax assets and liabilities are as follows (in thousands):


                                      February 3,         January 29,
                                          2001               2000
                                  __________________  __________________
                                  Deferred  Deferred  Deferred Deferred
                                    Tax       Tax        Tax     Tax
                                  Assets   Liabilities Assets Liabilities
                                  -------  ----------- ------ -----------
Current:
  Accrued employee benefits       $ 1,489               $ 1,213
  Credit losses                       156                   132
  State income taxes                  239                   267
  LIFO inventory reserve                    $ (2,920)            $ (2,958)
  Supplies inventory                          (1,070)              (1,035)
  Workers' compensation                         (614)                (542)
  Gain on sale of receivables                   (205)                (120)
  Other items, net                    865       (947)       183    (1,817)
                                    -----     ------     ------   -------
                                    2,749     (5,756)     1,795    (6,472)
Long-Term:
  Net operating loss and tax
    credit carryforwards            3,407                 5,906
  State income taxes                  572                   580
  Depreciation expense                       (12,206)             (10,716)
  Accounting for leases               738     (2,995)       805    (3,253)
  Deferred income                   1,080     (2,793)     1,291    (2,571)
  Other items, net                    601     (1,205)       973      (624)
                                    -----    -------     ------   -------
                                    6,398    (19,199)     9,555   (17,164)
                                    -----    -------     ------   -------
                                  $ 9,147   $(24,955)   $11,350  $(23,636)
                                    =====    =======     ======   =======


Income tax expense varies from the amount computed by applying the statutory federal income tax rate to the income before income taxes. The reasons for this difference are as follows:



                                  2000         1999        1998
_________________________________________________________________________

Statutory rate                    35.0%        35.0%       35.0%
State income taxes, net of
 federal income tax benefit        3.0          4.2         5.8
General business credits          (2.9)        (2.2)       (1.7)
Amortization of goodwill            .4           .4          .4
Other items, net                   2.7          1.6         2.0
                                  ----         ----        ----
Effective rate                    38.2%        39.0%       41.5%
                                  ====         ====        ====

The Company paid income taxes, net of refunds, of $2,541,000 in 2000, $109,000 in 1999 and $138,000 in 1998. At February 3, 2001,
the Company has, for federal tax purposes, general business credits of $1,192,000 which expire in the years 2012 through 2020, and alternative minimum tax credits of $784,000 which may be used for an indefinite period. At February 3, 2001, the Company also has, for state tax purposes, $1,431,000 of enterprise zone credits which may be used for an indefinite period. These carryforwards are available to offset future taxable income.

11.  EARNINGS PER SHARE

Net earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. A reconciliation of the weighted-average
shares  used  in  the  basic  and  diluted  earnings  per   share
calculation is as follows:

(Shares in thousands)                    2000      1999     1998
____________________________________________________________________

Weighted average number of
  shares - basic                        12,614    12,577   11,418

Effect of assumed option exercises          18        39       31
                                        ------    ------   ------
Weighted average number of
  shares - diluted                      12,632    12,616   11,449
                                        ======    ======   ======


Options with an exercise price greater than the average market price of the Company's common stock during the period are excluded from the computation of the weighted-average number of shares on a diluted basis as such options are anti-dilutive. Anti-dilutive options were outstanding for 924,728, 511,861 and
426,698   shares  as  of  the  end  of  2000,  1999   and   1998,
respectively.

12.  STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans.

The  Company  has stock option plans for directors, officers  and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over five years and expire ten years from the date of the grant. At February 3, 2001, options for 161,000 shares were available for future grants under the plans.

Option activity under the plans is as follows:



                           2000                1999             1998
                     -----------------    ---------------  ---------------
                              Weighted-           Weighted-         Weighted-
                     Number   Average     Number  Average   Number  Average
                      of      Exercise      of    Exercise    of    Exercise
                     Shares   Price       Shares  Price     Shares   Price
                     ------   --------    ------  -------   ------  --------
Options outstanding
 at beginning of
  year              953,000    $8.47      771,000  $8.45    500,500   $9.05

Granted             457,500     5.08      209,000   8.45    329,000    7.73
Exercised                                                    (1,250)   5.75
Cancelled           (46,000)    8.30      (27,000)  8.10    (57,250)   9.46
                  ---------     ----      -------   ----    -------    ----
Options outstanding
 at end of year   1,364,500    $7.34      953,000  $8.47    771,000   $8.45
                  =========     ====      =======   ====    =======    ====
Options exercisable
 at end of year     590,500    $8.70      465,750  $9.01    366,000   $9.50
                  =========     ====      =======   ====    =======    ====



Additional   information   regarding   options
outstanding as of February 3, 2001 is as follows:


                                        Weighted-Avg.
                                         Remaining      Weighted-Avg.
    Range of               Number       Contractual      Exercise
Exercise Prices          Outstanding    Life (yrs.)       Price
---------------          -----------    -------------    ------------

$4.25 to $ 7.50            727,500         8.54           $5.81
$7.63 to $ 9.21            341,000         7.95           $8.32
$9.75 to $10.87            296,000         3.44           $9.95
---------------         ----------         ----            ----
$4.25 to $10.87          1,364,500         7.28           $7.34
===============         ==========         ====            ====



Employee Stock Purchase Plan.

The Company also has a statutory Employee Stock Purchase Plan, which allows its employees to purchase Company common stock at a 15% discount. Employees can purchase stock under the Plan through payroll deductions ranging from 1% to 10% of their annual compensation, up to a maximum of $21,250 per year. A total of 500,000 shares were originally registered under the Plan, with 81,210 shares issued through February 3, 2001.

Accounting for Stock Based Compensation.

If the Company had elected to follow the measurement provisions of SFAS No. 123 in accounting for its stock option and employee stock purchase plans, compensation expense would be recognized based on the fair value of the options at the date of grant. To estimate compensation expense which would be recognized under SFAS No. 123, the Company used the Black-Scholes options pricing model with the following weighted-average assumptions:



                                  2000        1999       1998
                                  ----        ----       ----
Risk-free interest rate           4.8%        6.7%       4.6%
Expected dividend yield           ---         ---        ---
Expected volatility             51.21%      47.95%     51.08%
Expected option life (years)        5           5          5
Fair value of options granted   $3.01       $5.10      $4.38


Had the computed fair values of the 2000, 1999 and 1998 awards been amortized to expense over the vesting period of the awards, pro-forma net income and earnings per share (in thousands, except per share data) would have been as follows:

                                  2000          1999        1998
                                  ----          ----        ----
Pro forma net income             $6,254        $6,237     $5,176
Pro forma net income per share -
  basic and diluted              $ 0.50        $ 0.50     $ 0.45


As allowed by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculations; accordingly the 2000, 1999 and 1998 pro forma adjustments presented above are not indicative of future period pro forma adjustments.

13.  RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan ("Plan") which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. Effective for 2001, the Company has amended the Plan to provide for a guaranteed annual match of 3%, including the ability for participants to earn an additional 1% depending on the Company's annual financial performance. The Company recognized $1,073,000, $541,000 and $424,000 in expense related to the Plan in 2000, 1999 and 1998, respectively.

14.  COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company arranges for the issuance of letters of credit in the ordinary course of business. As of February 3, 2001, the Company had outstanding letters of credit amounting to $498,000.

15.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 2000 and 1999 (in thousands, except per share data):


                                              2000
                            ___________________________________________
Quarter Ended               April 29  July 29   October 28  February 3
--------------              --------  -------   ----------  ----------

Net sales (1)               $121,335  $129,939   $153,694   $258,900
Gross profit                  41,034    45,067     57,316     86,727
Income (loss) before
  income tax expense
  (benefit)(2)                (1,390)       17     (4,086)    16,912
Net income (loss)             (  841)       11     (2,472)    10,381
Net income (loss)
  per common share -
    basic and diluted       $  (0.07) $  (0.00)  $  (0.20)   $  0.83
Weighted-average
  number of common
  shares outstanding:
    Basic                     12,597    12,605     12,621     12,582
    Diluted                   12,597    12,629     12,621     12,616


                                              1999
                          _____________________________________________
Quarter Ended               May 1    July 31    October 30  January 29
-------------               -----    -------    ----------  ----------

Net sales (1)             $111,502   $119,209   $123,330     $187,234
Gross profit                37,930     41,351     44,366       63,618
Income (loss) before
  income tax expense
  (benefit)(3)              (1,851)   (   180)       615       12,292
Net income (loss)           (1,079)   (   105)       358        7,462
Net income (loss)
  per common share -
    basic and diluted     $  (0.09)  $  (0.01)   $  0.03     $   0.59
Weighted-average
  number of common
  shares outstanding:
    Basic                   12,575     12,575     12,575       12,581
    Diluted                 12,575     12,575     12,646       12,615


(1)  The     Company's     net    sales     by     quarter     in
     both    fiscal   2000   and   1999   have   been   increased
     to    include    shipping   and   handling   fees    charged
     to    customers,   in   accordance   with   EITF   No.   00-
     10     (Note    1).    Such    amounts    were    previously
     credited        to        selling,        general        and
     administrative expenses.

(2) Income (loss) before income tax expense (benefit) in the three month periods ended July 29, 2000 and October 28, 2000 include non-recurring, pre-tax charges for costs incurred in the reopening of the 34 stores acquired from Lamonts totaling $977,000 and $4,655,000, respectively. The total of such costs recognized in fiscal 2000 amounted to $5,632,000.

(3) Income (loss) before income tax expense (benefit) in the three month period ended January 29, 2000 includes a non-recurring, pre-tax charge for $1,933,000 to reflect the impairment of an investment accounted for under the cost method.

                   ********






                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           GOTTSCHALKS INC. AND SUBSIDIARY

________________________________________________________________________________
   COL. A           COL. B      COL.        COL. D        COL. E       COL. F
________________________________________________________________________________

                                    ADDITIONS
                             -------------------------
                Balance at   Charged to   Charged to               Balance at
                Beginning    Costs and   Other Accounts  Deductions  End of
DESCRIPTION     of Period     Expenses      Describe      Describe    Period
________________________________________________________________________________

Year ended February 3, 2001:
---------------------------
  Allowance for doubtful
    accounts   $  406,688 $1,024,964(1) $             $(1,063,018)(2) $368,634
  Allowance for vendor
    claims
    receivable $   80,000 $                             (    4,000)(3) $ 76,000

Year ended January 29, 2000:
---------------------------
  Allowance for doubtful
    accounts   $1,535,165 $  982,260(1) $ (177,000)(4) $(1,933,737)(2)$406,688
  Allowance for vendor
    claims
    receivable $  120,700 $                             (   40,700)(5)$ 80,000

Year ended January 30, 1999:
---------------------------
  Allowance for doubtful
    accounts   $  437,179 $  991,523(1) $  881,759(6) $(775,296)(2) $1,535,165
  Allowance for vendor
    claims
    receivable $   80,000 $                  40,700(7)              $  120,700




 Notes:

     (1) Represents the provision for credit losses on receivables ineligible for sale.

     (2) Represents uncollectible accounts written off, net of recoveries, pertaining to receivables ineligible for sale.

     (3) Represents a change in estimate for the allowance for vendor claims receivable.

     (4) Represents a change in estimate for the allowance for doubtful accounts related to receivables which were ineligible for sale. This amount is included in net credit revenues in the fiscal
          1999 consolidated income statement.

     (5) Represents a change in estimate for the allowance for vendor claims receivable applicable to vendor claims acquired from Harris (see Note 2 to the Consolidated Financial Statements.)

     (6) Represents the allowance for doubtful accounts applicable to the receivables acquired from Harris (see Note 2 to the Consolidated Financial Statements).

     (7) Represents the allowance for vendor claims receivable applicable to the outstanding vendor claims acquired from Harris (see Note 2 to the Consolidated
          Financial Statements.)






                  SIGNATURES


       Pursuant   to   the   requirements   of
Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2001               GOTTSCHALKS INC.


                               By:/s/ James R.Famalette
                                  ----------------------
                                  James R. Famalette
                                  President   and Chief Executive
                                  Officer


       Pursuant  to  the requirements  of  the
Securities  Exchange Act of 1934, this  report
has been signed below by the following persons
on   behalf  of  the  Registrant  and  in  the
capacities and on the dates indicated.

Signature                       Title                 Date
------------                    ------                ----


/s/ Joseph W. Levy              Chairman             April 17, 2001
-------------------------
Joseph W. Levy


                                President, Chief
                                Executive Officer    April 17, 2001
/s/ James R. Famalette          and Director (principal
-------------------------       executive officer)
James   R.   Famalette



                                Senior Vice President
                                and Chief Financial
                                Officer (principal   April  17, 2001
                                financial and
/s/   Michael   S.   Geele      accounting officer)
--------------------------
Michael S. Geele



/s/ O. James Woodward III       Director             April 17, 2001
--------------------------
O. James Woodward III




/s/ Bret W. Levy                 Director            April 17, 2001
--------------------------
Bret W. Levy



/s/ Sharon Levy                  Director            April 17, 2001
--------------------------
Sharon Levy



/s/ Joseph J. Penbera            Director           April 17, 2001
--------------------------
Joseph J. Penbera



/s/ Fred Ruiz                     Director          April 17, 2001
--------------------------
Fred Ruiz



/s/ Max Gutmann                    Director          April 17, 2001
--------------------------
Max Gutmann



/s/ Isidoro Alvarez Alvarez        Director          April 17, 2001
---------------------------
Isidoro Alvarez Alvarez



/s/ Jorge Pont Sanchez             Director          April 17, 2001
---------------------------
Jorge Pont Sanchez