Form 10-Q
period 2001-05-05
GOTTSCHALKS INC
filed 2001-06-14
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 1-09100

Gottschalks Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	77-0159791
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7 River Park Place East
Fresno, California    93720
(Address of Principal Executive Offices including Zip Code)

(559) 434-4800
(Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The number of shares of the Registrant's common stock outstanding as of May 31, 2001 was 12,656,769.

GOTTSCHALKS INC. AND SUBSIDIARY
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
(In thousands of dollars)

                                                    May 5,     February 3,   April 29,
                                                     2001         2001         2000
                                                 -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash......................................... $     3,624  $     2,827  $     2,462
  Retained interest in receivables sold........      15,579       19,853       21,322
  Receivables - net............................       7,232        8,840        5,795
  Merchandise inventories......................     203,359      185,226      152,769
  Other........................................      18,118       21,622       11,248
                                                 -----------  -----------  -----------
          Total current assets.................     247,912      238,368      193,596
PROPERTY AND EQUIPMENT, NET....................     149,264      143,670      119,711
OTHER LONG-TERM ASSETS.........................      24,697       25,183       15,140
                                                 -----------  -----------  -----------
                                                $   421,873  $   407,221  $   328,447
                                                 ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities.................. $    83,073  $    83,951  $    70,824
  Revolving line of credit.....................      53,137       32,828       15,154
  Current portion of long-term obligations.....       6,592        6,537        4,161
                                                 -----------  -----------  -----------
      Total current liabilities................     142,802      123,316       90,139

LONG-TERM OBLIGATIONS (less current portion):
  Line of credit...............................      80,000       80,000       50,000
  Notes and mortgage loans payable.............      26,648       27,837       24,394
  Capitalized lease obligations................       6,385        5,175        5,382
                                                 -----------  -----------  -----------
                                                    113,033      113,012       79,776

DEFERRED INCOME & OTHER........................      31,669       32,017       28,089

SUBORDINATED NOTE PAYABLE TO AFFILIATE.........      21,389       21,303       21,046

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...........................     112,980      117,573      109,397
                                                 -----------  -----------  -----------
                                                $   421,873  $   407,221  $   328,447
                                                 ===========  ===========  ===========

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                        Thirteen Weeks Ended
                                                    --------------------------
                                                       May 5,       April 29,
                                                        2001          2000
                                                    ------------  ------------
Net sales......................................... $    157,168  $    121,335
Net credit revenues...............................        2,641         2,359
Net leased department revenues....................          995           701
                                                    ------------  ------------
     Total revenues...............................      160,804       124,395

Costs and expenses:
  Cost of sales...................................      105,895        80,301
  Selling, general and administrative expenses....       55,279        40,579
  Depreciation and amortization...................        3,354         2,578
                                                    ------------  ------------
     Total costs and expenses.....................      164,528       123,458
                                                    ------------  ------------
Operating (loss) income...........................       (3,724)          937

Other (income) expense:
  Interest expense................................        3,983         2,681
  Miscellaneous income............................         (359)         (354)
                                                    ------------  ------------
                                                          3,624         2,327
                                                    ------------  ------------
Loss before income tax benefit....................       (7,348)       (1,390)

Income tax benefit................................       (2,755)         (549)
                                                    ------------  ------------
Net loss.......................................... $     (4,593) $       (841)
                                                    ============  ============
Net loss per common share -
  basic and diluted............................... $      (0.36) $      (0.07)
                                                    ============  ============
Weighted average number of common shares
  outstanding - basic and diluted.................       12,656        12,597

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                            Thirteen Weeks Ended
                                                         --------------------------
                                                            May 5,       April 29,
                                                             2001          2000
                                                         ------------  ------------
OPERATING ACTIVITIES:
  Net loss............................................. $     (4,593) $       (841)
  Adjustments:
     Depreciation and amortization.....................        3,354         2,578
     Provision for credit losses.......................          165           298
     Other adjustments, net............................         (556)         (345)
     Changes in operating assets and liabilities:
        Receivables....................................        1,737         1,504
        Merchandise inventories........................      (17,940)      (22,555)
        Other current and long-term assets.............         (289)          426
        Trade accounts payable.........................        5,402        13,181
        Other current and long-term liabilities........       (1,130)       (9,024)
                                                         ------------  ------------
           Net cash used in operating activities.......      (13,850)      (14,778)

INVESTING ACTIVITIES:
   Available-for-sale securities:
       Maturities......................................      (78,029)      (66,784)
       Purchases.......................................       86,303        74,600
   Capital expenditures................................       (4,911)       (1,825)
   Proceeds from sale and leaseback transactions.......        1,904            --
   Other...............................................           49            49
                                                         ------------  ------------
           Net cash provided by investing activities...        5,316         6,040

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..........       20,309         9,675
  Net repayments under 2000-1 Series certificate.......       (4,000)           --
  Principal payments on long-term obligations..........       (1,828)       (1,230)
  Changes in cash management liability and other.......       (5,150)          854
                                                         ------------  ------------
      Net cash provided by financing activities........        9,331         9,299
                                                         ------------  ------------
INCREASE IN CASH.......................................          797           561

CASH AT BEGINNING OF PERIOD............................        2,827         1,901
                                                         ------------  ------------

CASH AT END OF PERIOD.................................. $      3,624  $      2,462
                                                         ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen Weeks Ended May 5, 2001 and April 29, 2000

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of the end of the first quarter of fiscal 2001, the Company operated 79 full-line "Gottschalks" department stores located in seven Western states, with 39 stores located in California, 21 in Washington, seven in Alaska, five in Idaho, four in Oregon, two in Nevada and one in Utah. The Company also operates seventeen "Gottschalks" and "Village East" specialty stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (see Note 3). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 5, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002 (fiscal 2001), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year. These financials statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 3, 2001 (the "2000 Annual Report on Form 10-K"). The condensed consolidated balance sheet at February 3, 2001, has been derived from the audited consolidated financial statements at that date.

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

2. STORE ACQUISITIONS AND STORE CLOSINGS

The Company completed the largest acquisition in its operating history on July 24, 2000, significantly expanding its presence throughout the Pacific Northwest and Alaska. As described more fully in the Company's 2000 Annual Report on Form 10-K, the Company acquired 34 department store leases, related store fixtures and equipment, and one store building from Lamonts for a net cash purchase price of $17.6 million. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores are located in five Western states, with 19 stores in Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. The newly acquired stores were converted to the Gottschalks banner, re-merchandised and re-opened in stages, beginning in late August with all stores completely open by September 7, 2000.

On May 1, 2001, the Company finalized a Purchase Agreement with a third party providing for the sale of four store leases originally acquired through the Lamonts acquisition for $2.9 million in cash. Proceeds from the transaction are expected to be received by the end of June 2001, and such proceeds will be used to reduce outstanding borrowings under the Company's revolving line of credit. In addition to the four store leases that were sold, the lease of a fifth store originally acquired from Lamonts was allowed to expire. The Company ceased operations at these five locations in early June 2001, and no material store closure costs or gain or loss on the sale are expected to be incurred. Management currently expects to close one additional store at the end of the second quarter of fiscal 2001.

3. RECEIVABLES SECURITIZATION PROGRAM

As described more fully in the Company's 2000 Annual Report on Form 10-K, the Company sells all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly-owned subsidiary, GCRC, and those receivables that meet certain eligibility requirements of the program are simultaneously conveyed to Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. GCC Trust is a qualified special purpose entity under SFAS No. 140 and is not consolidated in the Company's financial statements. The Company accounts for the transfer of receivables to GCC Trust as sales for financial reporting purposes and such transferred receivables are removed from the Company's balance sheet.

On March 1, 1999, GCC Trust issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series") to a single investor through a private placement. The holder of the 1999-1 Series certificate earns interest on a monthly basis at a fixed interest rate of 7.66%. The outstanding principal balance of the certificate, which is off- balance sheet for financial reporting purposes, is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

On November 16, 2000, GCC Trust issued a Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series") in a principal amount of up to $24.0 million. The Company can borrow against the 2000-1 Series certificate on a revolving basis, similar to a revolving line of credit arrangement. Such borrowings are limited to a specified percentage of the outstanding balance of receivables underlying the certificate. The holder of the 2000-1 Series certificate earns interest on a monthly basis at a variable rate equal to the one-month LIBOR plus 1.5% (6.54% at May 5, 2001). As of May 5, 2001, $14.0 million was issued and outstanding against the certificate, which was the maximum amount available for borrowings as of that date. The 2000-1 Series certificate was issued under an initial 364-day commitment period (expiring October 31, 2001), and is renewable for subsequent 364-day periods each, at the option of GCC Trust and the certificate holder, through July 31, 2003. The outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in six equal monthly installments commencing in the month following the end of the commitment period. In the event the commitment period is renewed through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Management presently expects to renew the certificate upon its expiration on October 31, 2001. However, no assurance can be given that the certificate will be renewed, or that its renewal will not be delayed, subject to a variety of conditions precedent or other factors.

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

4. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with those related costs. Current cost, which approximates replacement cost, under the first-in, first- out (FIFO) method was equal to the LIFO value of inventories at February 3, 2001. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially effect its fiscal 2001 operating results.

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILTIIES

Trade accounts payable and other current liabilities consist of the following:

                                       May 5,      February 3,    April 29,
(In thousands of dollars)               2001          2001          2000
----------------------------------  ------------  ------------  ------------
Trade accounts payable............ $     32,705  $     27,303  $     28,799
Cash management liability.........       16,310        21,460        10,880
Accrued expenses..................       13,450        15,952        10,126
Accrued payroll and related
  liabilities.....................        8,665         8,791         7,363
Taxes, other than income taxes....        7,896         3,808         7,158
Federal and state income taxes
  payable.........................        1,040         3,630         1,821
Deferred income taxes.............        3,007         3,007         4,677
                                    ------------  ------------  ------------
                                   $     83,073  $     83,951  $     70,824
                                    ============  ============  ============

6. DEBT

The Company has a three-year $180.0 million revolving line of credit facility with Congress Financial Corporation ("Congress") which expires on March 31, 2002. Borrowings under the facility are generally limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories and, at the Company's option, may be increased to 80% from November 1 through December 31 of each year to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate that approximates the one-month LIBOR plus 1.875% (6.82% at May 5, 2001), with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit was $143.1 million as of May 5, 2001, of which $133.1 million was outstanding as of that date. Outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates are classified as long-term for financial reporting purposes, totaling $80.0 million as of May 5, 2001 and February 3, 2001, respectively, and $50.0 million as of April 29, 2000. The agreement contains one financial covenant, pertaining to the maintenance of a minimum tangible net worth, with which the Company was in compliance as of May 5, 2001. Management expects to refinance the facility in the near-term.

The Company's other long-term borrowing arrangements are described more fully in the 2000 Annual Report on Form 10-K.

7. WEIGHTED AVERAGE NUMBER OF SHARES

                                         First Quarter
                                      ------------------
(In thousands of shares)                2001      2000
------------------------------------  --------  --------
Weighted average number of shares -
  basic.............................   12,656    12,597
Incremental shares from assumed
  issuance of stock options
  (treasury stock method)...........       --        --
                                      --------  --------
Weighted average number of shares -
  diluted...........................   12,656    12,597
                                      ========  ========

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

9. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of the statement as of the beginning of fiscal 2001 did not have a significant impact on the Company's financial position, results of operations, or its cash flows.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000 and replaces SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, with certain disclosure requirements effective for fiscal years ending after December 15, 2000 (fiscal 2000 for the Company). The adoption of the statement did not have a significant impact on the Company's financial position, results of operations or its cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. As described more fully in Note 2 to the accompanying financial statements, the Company completed the largest acquisition in its operating history on July 24, 2000, acquiring 34 store leases, related store fixtures and equipment, and one store building from Lamonts. Operating results applicable to the stores acquired are included in the Company's results beginning on July 24, 2000 and are therefore not reflected in the results for the thirteen week period ended April 29, 2000. In addition, the Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. This business seasonality may result in performance for the thirteen week period ended May 5, 2001 (hereinafter referred to as the "first quarter" of fiscal 2001) which is not necessarily indicative of performance for the remainder of the year.

The following table sets forth the Company's Consolidated Statements of Operations as a percent of net sales:

                                                           First Quarter
                                                    --------------------------
                                                        2001          2000
                                                    ------------  ------------
Net sales.........................................        100.0%       100.0%
Net credit revenues...............................          1.7           1.9
Net leased department revenues....................          0.6           0.6
                                                    ------------  ------------
     Total revenues...............................        102.3         102.5

Costs and expenses:
  Cost of sales...................................         67.4          66.2
  Selling, general and administrative expenses....         35.2          33.4
  Depreciation and amortization...................          2.1           2.1
                                                    ------------  ------------
     Total costs and expenses.....................        104.7         101.7
                                                    ------------  ------------

Operating (loss) income...........................         (2.4)          0.8

Other (income) expense:
  Interest expense................................          2.5           2.2
  Miscellaneous income............................         (0.2)         (0.3)
                                                    ------------  ------------
                                                            2.3           1.9
                                                    ------------  ------------
Loss before income tax benefit....................         (4.7)         (1.1)

Income tax benefit................................         (1.8)         (0.4)
                                                    ------------  ------------
Net loss..........................................         (2.9)%        (0.7)%
                                                    ============  ============

First Quarter of Fiscal 2001 Compared to First Quarter of Fiscal 2000

Net Sales

Net sales increased by approximately $35.8 million to $157.2 million in the first quarter of fiscal 2001 as compared to $121.3 million in the first quarter of fiscal 2000, an increase of 29.5%. This increase is primarily due to additional sales volume generated by the 37 stores opened during the second half of fiscal 2000, combined with a 4.1% increase in comparable store sales.

The Company operated 79 department stores and 17 specialty apparel stores as of the end of the first quarter of fiscal 2001, as compared to 42 department stores and 20 specialty apparel stores as of the end of the first quarter of fiscal 2000. The 37 stores opened during the second half of fiscal 2000 included 34 stores which were acquired from Lamonts on July 24, 2000 and re- opened during the period beginning August 24 and continuing through September 7, 2000, and the three new stores opened in Grants Pass, Oregon, Walla Walla, Washington and Redding California on August 23, November 8 and November 10, 2000, respectively.

As described more fully in Note 2 to the accompanying financial statements, the Company closed five of the stores acquired from Lamonts in early June 2001. Management currently expects to close one additional location at the end of the second quarter of fiscal 2001. Despite the loss of sales volume, the closure of the six stores is not expected to materially affect the Company's fiscal 2001 results of operations. While no additional stores have been identified for possible closure, management may consider additional store closings if it believes that such closings will be financially advantageous to the Company.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio increased by $282,000, or 12.0%, in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. As a percent of net sales, net credit revenues were 1.7% of net sales in the first quarter of fiscal 2001 as compared to 1.9% in the first quarter of fiscal 2000. Net credit revenues consist of the following:

                                                             First Quarter
                                                          ------------------
(In thousands of dollars)                                   2001      2000
------------------------------------------------------    --------  --------
Service charge revenues................................. $  4,489  $  4,074
Interest expense on securitized receivables  ...........   (1,280)   (1,015)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale .....     (863)     (790)
Gain on sale of receivables.............................      295        90
                                                          --------  --------
                                                         $  2,641  $  2,359
                                                          ========  ========

Service charge revenues increased by $415,000, or 10.2%, in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. This increase is primarily due to additional service charge revenues generated by newly originated customer credit card accounts in the 37 stores opened in the second half of fiscal 2000. The increase is also due to an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year.

Interest expense on securitized receivables increased by $265,000, or 26.1%, in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. This increase is primarily due to a higher level of outstanding securitized borrowings resulting from the issuance of the 2000-1 Series certificate in November 2000, partially offset by a lower weighted-average interest rate applicable to all securitized borrowings during the period (7.56% in the first quarter of fiscal 2000 as compared to 7.66% in the first quarter of fiscal 2000). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $73,000, or 9.2%, in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. As a percent of sales, however, such losses decreased to 0.5% in the first quarter of fiscal 2001 as compared to 0.7% in the first quarter of fiscal 2000. The gain on the sale of receivables increased by $205,000 in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 as a result of an increase in the volume of receivables sold as compared to the same period of the prior year.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments increased by $294,000, or 41.9%, to $995,000 in the first quarter of fiscal 2001 as compared to $701,000 in the first quarter of fiscal 2000. This increase is primarily due to additional revenues generated by the leased shoe departments in 36 of the Company's Pacific Northwest and Alaska locations, which have been operated by an independent lessee since being opened in the second half of fiscal 2000. The Company expects to terminate that lease at the end of July 2001 and assume the operation of those departments beginning August 2001.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of the shoe departments in 36 Pacific Northwest and Alaska locations, fine jewelry departments and beauty salons, increased by approximately $2.3 million, or 47.2%, to $7.1 million in the first quarter of fiscal 2001 as compared to $4.8 million in the first quarter of fiscal 2000.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $25.6 million to $105.9 million in the first quarter of fiscal 2001 as compared to $80.3 million in the first quarter of fiscal 2000, an increase of 31.9%. The Company's gross margin percentage decreased to 32.6% in the first quarter of fiscal 2001 as compared to 33.8% in the first quarter of fiscal 2000, primarily due to lower than expected sales in certain of the Company's recently opened stores, combined with higher markdowns as a percentage of net sales as compared to the same period of the prior year. The increased level of markdowns was primarily attributable to inventory liquidations conducted at the five stores being closed in early June 2001. In addition, the increased level of markdowns resulted from the clearance of excess seasonal inventory levels in certain of the other recently opened stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $14.7 million to $55.3 million in the first quarter of fiscal 2001 as compared to $40.6 million in the first quarter of fiscal 2000, an increase of 36.2%. As a percent of net sales, selling, general and administrative expenses increased to 35.2% in the first quarter of fiscal 2001 as compared to 33.4% in the first quarter of fiscal 2000. This increase as a percent of net sales is primarily due to higher costs as a percentage of sales in the 37 new stores opened during the second half of fiscal 2000, which are currently being operated with a higher payroll and advertising expense structure than the Company's existing stores. Such costs are expected to decrease as a percentage of net sales as the new stores mature, although there can be no assurance that such decrease will occur. The Company has also experienced increases in health care and workers' compensation insurance costs, as well as higher utility costs arising from the energy crisis in California. Efforts aimed at reducing energy consumption and other cost reduction measures are currently being implemented, however no assurance can be given that the Company will be able to fully offset the impact of such higher costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of goodwill and favorable lease rights, increased by approximately $800,000 to $3.4 million in the first quarter of fiscal 2001 as compared to $2.6 million in the first quarter of fiscal 2000, an increase of 30.1%. As a percent of net sales, depreciation and amortization expense remained unchanged at 2.1% in the first quarters of fiscal 2001 and 2000. The dollar increase is primarily due to additional depreciation related to assets acquired from Lamonts, capital expenditures for new stores and for the renovation of existing stores, and information systems enhancements, both to integrate the newly acquired stores into the Company's existing systems and for other system enhancements. The dollar increase also relates to the amortization of goodwill and favorable lease rights recorded as a result of the Lamonts acquisition. Excluding the amortization of intangibles, depreciation and amortization expense increased by approximately $700,000, or 29.3% as compared to the prior year, and as a percentage of net sales, remained unchanged at 2.0% of net sales.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $1.3 million to $4.0 million in the first quarter of fiscal 2001 as compared to $2.7 million in the first quarter of fiscal 2000, an increase of 48.6%. As a percent of net sales, interest expense increased to 2.5% in the first quarter of fiscal 2001 as compared to 2.2% in the first quarter of fiscal 2000. These increases are primarily due to higher average outstanding borrowings on the Company's working capital facility, partially offset by a decrease in the weighted-average interest rate applicable to the facility (7.43% in the first quarter of fiscal 2001 as compared to 7.97% in the first quarter of fiscal 2000). These increases are also due to the issuance of a $10.0 million note payable in connection with the Lamonts acquisition, and the completion of equipment lease financing transactions.

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, remained essentially unchanged at approximately $350,000 in the first quarters of fiscal 2001 and 2000. As a percent of net sales, miscellaneous income decreased to 0.2% in the first quarter of fiscal 2001 as compared to 0.3% in the first quarter of fiscal 2000.

Income Taxes

The Company's interim effective tax credits of (37.5%) in the first quarter of fiscal 2001 and (39.5%) in the first quarter of fiscal 2000 relate to net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately ($4.6 million) in the first quarter of fiscal 2001 as compared to a net loss of ($841,000) in the first quarter of 2000. On a per share basis (basic and diluted), the net loss was $(0.36) per share in the first quarter of 2001 as compared to $(0.07) per share in the first quarter of 2000.

Liquidity and Capital Resources

As described more fully in the Company's 2000 Annual Report on Form 10-K and Notes 3 and 6 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of borrowings under its revolving line of credit, short-term trade credit, sales of proprietary credit card accounts under its receivables securitization program, and by proceeds from other long-term financings. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year. As described more fully below, the Company acquired 34 former Lamonts store leases in the second half of fiscal 2000, and capital requirements and other costs associated with opening those stores and lower than expected operating results generated by those stores have reduced the Company's liquidity position.

Acquisition of 34 Stores from Lamonts. On July 24, 2000, the Company acquired 34 former Lamonts store leases, related store fixtures and equipment, and one store building for a net purchase price of $17.6 million in cash. The acquisition significantly expanded the Company's presence in the Pacific Northwest and Alaska. The Company experienced a significant outflow of cash in fiscal 2000 to purchase the store leases and other assets, refurbish and refixture the stores, integrate information and communications systems, and initially stock the stores with newly acquired merchandise. In addition, cash flows generated by those stores since their openings have been lower than originally expected. Initiatives aimed at improving sales, profitability and cash flows generated by those stores are in various stages of implementation; however, there can be no asurance that such initiatives, if and when implemented, will improve the Company's results of operations or liquidity position. Such initiatives include, but are not limited to, revising the merchandise mix in the stores based on current selling trends, improving the effectiveness of advertising expenditures, improving sales associate productivity, and reducing staffing levels and other operating costs, where appropriate. Such initiatives also include the possible sale or closure of stores considered to be either underperforming, or inconsistent with the long-term operating strategy of the Company.

On May 1, 2001, the Company finalized a Purchase Agreement with a third party providing for the sale of four store leases originally acquired through the Lamonts acquisition for $2.9 million in cash. Proceeds from the transaction are expected to be received by the end of June 2001, and such proceeds will be used to reduce outstanding borrowings under the Company's revolving line of credit. In addition to the four store leases that were sold, the lease of a fifth store originally acquired from Lamonts was allowed to expire. The Company ceased operations at these five locations in early June 2001. The Company also expects to close one additional store in the second quarter of fiscal 2001. While no specific stores have been identified for possible sale or closure, management may consider additional store closings if deemed to be financially advantageous to the Company.

The Company has also continued efforts to obtain financing from external resources as a means of improving its short-term liquidity position. In May 2001, the Company completed the mortgage financing of the building acquired in the Lamonts transaction and proceeds from the transaction, totaling $3.9 million, were used to reduce outstanding borrowings under the Company's revolving line of credit. The Company also completed the sale and leaseback of certain fixtures and equipment, with a total of $1.9 million of proceeds from those transactions received in the first quarter of fiscal 2001.

Other Sources of Liquidity.

Revolving Line of Credit.

The Company's primary source of working capital financing is a three-year $180.0 million revolving line of credit facility with Congress. Borrowings under the arrangement are generally limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories and, at the Company's option, may be increased to 80% of such inventories during the period of November 1 through December 31 of each year to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately LIBOR plus 1.875%, with no interest charged on the unused portion of the line of credit. The Company had excess availability of $10.0 million on the facility as of May 5, 2001, and was in compliance with the single financial loan covenant applicable to the facility as of that date. The facility currently expires on March 31, 2002. While management expects to renew the facility with its present, or an alternative lender, in the near- term, no assurance can be given that the facility will be renewed, or that the terms or conditions of the renewal will not be materially different from those in the present facility.

Receivables Securitization Program.

As described more fully in Note 3 to the accompanying financial statements, the Company sells all of its accounts receivable arising under its private- label credit cards on an ongoing basis under a receivables securitization facility. The facility provides the Company with an additional source of working capital and long-term financing that is generally more cost-effective than traditional debt financing. Under the program, a $53.0 million principal amount 7.66% Fixed Base Class A- 1 Credit Card Certificate (the "1999-1 Series") has been issued to a single investor through a private placement. Interest on the 1999-1 Series is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. On November 16, 2000, a Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series") was also issued in the principal amount of up to $24.0 million. The Company can borrow against the 2000-1 Series certificate on a revolving basis, similar to a revolving line of credit arrangement. Such borrowings are limited to a specified percentage of the outstanding balance of receivables underlying the certificate. The holder of the 2000-1 Series certificate earns interest on a monthly basis at a variable rate equal to one-month LIBOR plus 1.5% (6.54% at May 5, 2001). As of May 5, 2001, $14.0 million was issued and outstanding against the certificate, which was the maximum amount available for borrowings as of that date. The 2000-1 Series certificate was issued for an initial 364-day commitment period (expiring October 31, 2001), and may be extended for subsequent 364-day periods at the option of GCC Trust and the certificate holder, through July 31, 2003. The outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in six equal monthly installments commencing in the month following the end of the commitment period. In the event the commitment period is extended through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Management presently expects to reissue the 2000-1 Series certificate for an additional 364-day period prior to its expiration on October 31, 2001. However, no assurance can be given that the certificate will be extended, or that its extension will not be delayed, subject to a variety of conditions precedent and other factors. Monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of principal (when required) and interest to the investor, and monthly servicing fees to the Company. Any excess cash flows are then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company. Subject to certain conditions, the Company may expand the securitization program to meet future receivables growth.

Uses of Liquidity.

Capital expenditures in the first quarter of 2001, totaling $4.9 million, were primarily related to information system enhancements, and the renovation and refixturing of certain existing locations. The Company presently has no commitments to open or remodel any stores in fiscal 2001. Management has the ability to limit or delay a portion of its current fiscal 2001 planned capital expenditures, totaling an additional $14.0 million for the remainder of the year, without adversely affecting the Company's business, its financial condition or its results of operations.

Management believes the previously described sources of liquidity, including, without limitation, the refinancing of the 2000-1 Series certificate, will be adequate to meet the Company's working capital, capital expenditure and debt service requirements for the remainder of fiscal 2001.

Recently Issued Accounting Standards

The Company adopted the provisions of SFAS No. 133 effective the beginning of fiscal 2001. The adoption of the standard did not have a significant impact on the financial position, results of operations or cash flows of the Company. The Company also adopted the provisions of SFAS No. 140, which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Certain disclosure standards of the statement were adopted for the Company's fiscal 2000 financial statements. The adoption of SFAS No. 140 did not materially affect the Company's financial position or the results of its operations.

FORWARD-LOOKING STATEMENTS

As described more fully in the Company's 2000 Annual Report on Form 10-K, this Form 10-Q contains certain "forward-looking statements" regarding activities, developments and conditions that the Company anticipates may occur or exist in the future relating to things such as revenues and earnings; savings or synergies from acquisitions; future capital expenditures; the impact of acquisitions; the Company's future operation of the 34 stores acquired in the Lamonts acquisition, and the impact of the current energy crisis in the Western United States. Such forward-looking statements can be identified by words such as: "believes," "anticipates," "expects," "intends," "seeks," "may," "will," and "estimates". The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company bases its forward- looking statements on its current views and assumptions. As a result, those statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Some of the factors that could cause the Company's results to differ from those predicted include the following risk factors as well as the risk factors listed in the Company's 2000 Annual Report on Form 10-K. The following list of important factors is not exclusive and the Company does not undertake to revise any forward- looking statement to reflect events or circumstances that occur after the statement is made: (i) the ability to improve the profitability and cash flows of the stores acquired from Lamonts; (ii) the ability to renew the 2000-1 Series certificate and the revolving line of credit facility on a timely basis or on favorable terms to the Company; (iii) the ability to modify operations in order to minimize the adverse impact of rising health care, workers' compensation and utility costs; (iv) the level of demand for the merchandise offered by the Company; (v) the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (vi) the ability of the Company to gauge fashion trends and preferences of its customers; (vii) the continued ability to obtain adequate credit from factors and vendors and the timely availability of branded and other merchandise; (viii) the effect of economic conditions, both nationally and in the Company's specific market areas; (ix) the effect of severe weather or natural disasters; and (x) the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements as a result of the foregoing factors or other factors affecting the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2000 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit, the Series 2000-1 certificate and on one of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended May 5, 2001. The Company's credit agreement with Congress prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no exhibits being filed pursuant to the requirements of Item 601 of Regulation S-K.

(b) The Company did not file any Current Reports on Form 8-K during the thirteen week period ended May 5, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.

(Registrant)

June 14, 2001

By:	/s/ James R. Famalette

James R. Famalette
(President and Chief Executive Officer)

June 14, 2001

By:	/s/ Michael S. Geele

Michael S. Geele
(Senior Vice President and Chief Financial Officer)