Form 10-Q
period 2001-08-04
GOTTSCHALKS INC
filed 2001-09-18
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The number of shares of the Registrant's common stock outstanding as of August 31, 2001 was 12,692,503.

GOTTSCHALKS INC. AND SUBSIDIARY
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
(In thousands of dollars)

                                                   August 4,   February 3,   July 29,
                                                     2001         2001         2000
                                                 -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash......................................... $     3,200  $     2,827  $     2,387
  Retained interest in receivables sold........      14,477       19,853       19,318
  Receivables - net............................       8,717        8,840        7,070
  Merchandise inventories......................     177,711      185,226      165,830
  Other........................................      19,270       17,586       10,628
                                                 -----------  -----------  -----------
          Total current assets.................     223,375      234,332      205,233
PROPERTY AND EQUIPMENT, NET....................     150,174      147,705      122,724
OTHER LONG-TERM ASSETS.........................      23,972       25,184       34,289
                                                 -----------  -----------  -----------
                                                $   397,521  $   407,221  $   362,246
                                                 ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities.................. $    75,876  $    83,951  $    85,083
  Revolving line of credit.....................      30,782       32,828          993
  Current portion of long-term obligations.....       8,595        6,537        7,067
                                                 -----------  -----------  -----------
      Total current liabilities................     115,253      123,316       93,143

LONG-TERM OBLIGATIONS (less current portion):
  Revolving line of credit.....................      80,000       80,000       75,000
  Notes and mortgage loans payable.............      28,590       27,837       30,448
  Capitalized lease obligations................      10,612        5,175        5,322
                                                 -----------  -----------  -----------
                                                    119,202      113,012      110,770

DEFERRED INCOME & OTHER........................      31,324       32,017       27,662

SUBORDINATED NOTE PAYABLE TO AFFILIATE.........      21,475       21,303       21,132

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...........................     110,267      117,573      109,539
                                                 -----------  -----------  -----------
                                                $   397,521  $   407,221  $   362,246
                                                 ===========  ===========  ===========

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                        Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                                    --------------------------  --------------------------
                                                      August 4,     July 29,      August 4,     July 29,
                                                        2001          2000          2001          2000
                                                    ------------  ------------  ------------  ------------
Net sales......................................... $    158,722  $    129,939  $    315,890  $    251,274
Net credit revenues...............................        2,015         2,021         4,656         4,379
Net leased department revenues....................          972           791         1,967         1,492
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................      161,709       132,751       322,513       257,145

Costs and expenses:
  Cost of sales...................................      104,473        84,872       210,368       165,173
  Selling, general and administrative expenses....       54,301        41,714       109,577        82,294
  Depreciation and amortization...................        3,413         2,608         6,767         5,186
  New store pre-opening expenses..................          --            977           --            977
  Store closure costs.............................          686           --            686           --
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................      162,873       130,171       327,398       253,630
                                                    ------------  ------------  ------------  ------------
Operating (loss) income...........................       (1,164)        2,580        (4,885)        3,515

Other (income) expense:
  Interest expense................................        3,664         2,892         7,647         5,572
  Miscellaneous income............................         (331)         (329)         (686)         (683)
                                                    ------------  ------------  ------------  ------------
                                                          3,333         2,563         6,961         4,889
                                                    ------------  ------------  ------------  ------------
(Loss) income before income tax (benefit) expense.       (4,497)           17       (11,846)       (1,374)

Income tax (benefit) expense......................       (1,684)            6        (4,440)         (543)
                                                    ------------  ------------  ------------  ------------
Net (loss) income................................. $     (2,813) $         11  $     (7,406) $       (831)
                                                    ============  ============  ============  ============
Net (loss) income per common share -
  basic and diluted............................... $      (0.22) $      0.00   $      (0.58) $      (0.07)
                                                    ============  ============  ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                    Twenty Six Weeks Ended
                                                                 --------------------------
                                                                   August 4,     July 29,
                                                                     2001          2000
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (7,406) $       (831)
  Adjustments:
     Depreciation and amortization.............................        6,767         5,186
     Provision for credit losses...............................          361           606
     Provision for store closure costs.........................          686
     Other adjustments, net....................................         (764)         (642)
     Changes in operating assets and liabilities:
        Receivables............................................          (12)          (79)
        Merchandise inventories................................        7,906       (35,427)
        Other current and long-term assets.....................         (986)          885
        Trade accounts payable.................................       (2,600)       26,853
        Other current and long-term liabilities................       (1,972)       (8,124)
                                                                 ------------  ------------
           Net cash provided by (used in) operating activities.        1,980       (11,573)

INVESTING ACTIVITIES:
   Available-for-sale securities:
       Maturities..............................................     (156,282)     (135,492)
       Purchases...............................................      166,458       145,312
   Lamonts acquisition.........................................           --       (19,165)
   Capital expenditures........................................       (9,550)       (7,428)
   Other.......................................................          453            97
                                                                 ------------  ------------
           Net cash provided by (used in) investing activities.        1,079       (16,676)

FINANCING ACTIVITIES:
  Net (repayments) proceeds under revolving line of credit.....       (2,046)       20,514
  Net repayments under 2000-1 Series certificate...............       (4,800)           --
  Proceeds from long-term obligations..........................        4,000        10,000
  Proceeds from sale/leaseback transactions....................        8,116            --
  Principal payments on long-term obligations..................       (3,868)       (2,454)
  Changes in cash management liability and other...............       (4,088)          675
                                                                 ------------  ------------
      Net cash (used in) provided by financing activities......       (2,686)       28,735
                                                                 ------------  ------------
INCREASE IN CASH...............................................          373           486

CASH AT BEGINNING OF PERIOD....................................        2,827         1,901
                                                                 ------------  ------------

CASH AT END OF PERIOD.......................................... $      3,200  $      2,387
                                                                 ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Twenty-Six Weeks Ended August 4, 2001 and July 29, 2000

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. is a regional department store chain based in Fresno, California. As of the end of the second quarter of fiscal 2001, the Company operated 73 full-line "Gottschalks" department stores located in six Western states, with 39 stores in California, 20 in Washington, 6 in Alaska, 3 in Idaho, 3 in Oregon and 2 in Nevada. The Company also operates seventeen specialty apparel stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (see Note 3). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended August 4, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002 (fiscal 2001) due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 4). These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 3, 2001 (the "2000 Annual Report on Form 10-K"). The condensed consolidated balance sheet at February 3, 2001 has been derived from the audited consolidated financial statements as of that date.

Effective as of the end of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force ("EITF") Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires that all amounts billed to a customer in a sale transaction for shipping and handling, including customer delivery charges, be classified as revenue, and that all prior periods presented be reclassified to conform with the required presentation. The Company had previously included shipping and handling revenues and costs in its selling, general and administrative expenses. All prior year amounts have been reclassified to conform with the required presentation. In addition, certain other amounts in the accompanying financial statements for the fiscal 2000 interim period have been reclassified to conform with the current years' presentation.

Effective the beginning of fiscal 2001, the Company also adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133 and 138, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of this statement as of the beginning of fiscal 2001 did not have a significant impact on the Company's financial position, results of operations, or its cash flows. In addition, the Company implemented the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective March 31, 2001. Certain disclosure requirements of that standard were previously implemented effective for fiscal 2000. The adoption of this statement did not have a significant impact on the Company's financial position, results of operations or its cash flows.

2. STORE ACQUISITIONS AND STORE CLOSINGS

The Company completed the largest acquisition in its operating history on July 24, 2000, significantly expanding its presence throughout the Pacific Northwest and Alaska. As described more fully in the Company's 2000 Annual Report on Form 10-K, the Company acquired 34 department store leases, related store fixtures and equipment, and one store building from Lamonts for a net cash purchase price of $17.6 million. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores (hereinafter referred to as the "acquired stores") are located in five Western states, with 19 stores in Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. The acquired stores were converted to the Gottschalks banner, re-merchandised and re-opened in stages, beginning in late August with all stores completely open by September 7, 2000.

In June and July 2001, the Company closed six of the acquired stores which were determined to be either underperforming or inconsistent with the long- term operating strategy of the Company. As planned, the Company also ceased operating a temporary leased distribution center facility located in Kent, Washington, and consolidated all of the Company's distribution functions into its primary distribution facility located in Madera, California. As described more fully in the Company's Quarterly Report on Form 10-Q for the period ended May 5, 2001, the Company had entered into an agreement to sell four of the leases for the six closed stores to a third-party for a total of $2.9 million in cash. The lease of the fifth store was allowed to expire and the lease of the sixth store was terminated by the landlord. The agreement to sell the four leases was not successfully completed and management subsequently elected to reopen one of those stores in September 2001. In the event the Company is not successful in selling, assigning or subletting the three remaining store leases, the Company may also be required to reopen one or more of those stores under the terms of the respective leases.

Estimated costs to be incurred in connection with the closure of the six stores and the leased distribution center facility, totaling $686,000, were recognized in the second quarter of fiscal 2001. Such costs consist primarily of estimated lease termination costs, asset impairment charges (where applicable) and other incremental costs associated with the closure of the stores, net of estimated cost recoveries that may be achieved through subletting of the properties or through favorable lease terminations. Management currently does not expect to incur any additional store closure costs in fiscal 2001. While no additional stores have been identified for possible closure, management may consider additional store closings if it is deemed to be financially advantageous to the Company.

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

On November 16, 2000, GCC Trust issued a Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series") in a principal amount of up to $24.0 million. The Company can borrow against the 2000-1 Series certificate on a revolving basis, similar to a revolving line of credit arrangement. Such borrowings are limited to a specified percentage of the outstanding balance of receivables underlying the certificate. The holder of the 2000-1 Series certificate earns interest on a monthly basis at a variable rate equal to the one-month LIBOR rate plus 1.5% (5.33% at August 4, 2001). As of August 4, 2001, $13.2 million was issued and outstanding against the certificate, which was the maximum amount available for borrowings as of that date. The 2000-1 Series certificate was issued under an initial 364-day commitment period (expiring October 31, 2001), and is renewable for subsequent 364-day periods each (274 days in the final renewal period) at the option of GCC Trust and the certificate holder, through July 31, 2003. The outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in six equal monthly installments commencing in the month following the end of the commitment period. In the event the commitment period is renewed through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Management presently expects to renew the certificate upon its maturity on October 31, 2001. However, no assurance can be given that the certificate will be renewed, that its renewal will not be delayed, subject to a variety of conditions precedent or other factors, or that the terms or conditions of the renewal will not be materially different from those in the present facility.

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

4. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at February 3, 2001. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect fiscal 2001 operating results.

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILTIIES

Trade accounts payable and other current liabilities consist of the following:

                                      August 4,    February 3,    July 29,
(In thousands of dollars)               2001          2001          2000
----------------------------------  ------------  ------------  ------------
Trade accounts payable............ $     24,703  $     27,303  $     42,470
Cash management liability.........       17,372        21,460        10,701
Accrued expenses..................       16,439        15,952        13,278
Accrued payroll and related
  liabilities.....................        6,937         8,791         6,833
Taxes, other than income taxes....        6,408         3,808         5,318
Federal and state income taxes
  payable.........................        1,010         3,630         4,677
Deferred income taxes.............        3,007         3,007         1,806
                                    ------------  ------------  ------------
                                   $     75,876  $     83,951  $     85,083
                                    ============  ============  ============

6. DEBT

The Company has a $180.0 million revolving line of credit arrangement with Congress Financial Corporation ("Congress") which expires on March 31, 2002. Borrowings under the facility are generally limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories, which, at the Company's option, may be increased to 80% from November 1 through December 31 of each year to fund increased seasonal inventory requirements. Interest under the facility is currently charged at a rate of approximately LIBOR plus 2.00% (5.86% at August 4, 2001), with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit was $123.1 million as of August 4, 2001, of which $110.8 million was outstanding as of that date. Outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates, totaling $80.0 million as of both August 4, 2001 and February 3, 2001, respectively, and $75.0 million as of July 29, 2000, are classified as long-term in the accompanying financial statements. The agreement contains one financial covenant, pertaining to the maintenance of a minimum adjusted net worth, as defined in the agreement, with which the Company was in compliance as of August 4, 2001. Management expects to extend or refinance the facility in the near-term.

The Company's other long-term debt obligations are described more fully in the Company's 2000 Annual Report on Form 10-K and "Management's Discussion and Analysis - Liquidity and Capital Resources".

7. WEIGHTED AVERAGE NUMBER OF SHARES

                                         Second Quarter        First Half
                                      ------------------  ---------------------
(In thousands of shares)                2001      2000      2001         2000
------------------------------------  --------  --------  --------     --------
Weighted average number of shares -
  basic.............................   12,670    12,605    12,663       12,601
Incremental shares from assumed
  issuance of stock options
  (treasury stock method)...........       --        24        --           --
                                      --------  --------  --------     --------
Weighted average number of shares -
  diluted...........................   12,670    12,629    12,663       12,601
                                      ========  ========  ========     ========

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

9. RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill. Under SFAS No. 142, goodwill will no longer be amortized and will instead be evaluated for impairment at least annually or at any time certain indicators of impairment arise. All other intangible assets will continue to be amortized over their respective estimated useful lives. The Company will adopt the provisions of SFAS No. 142 effective fiscal 2002, and it will continue to amortize previously recorded goodwill and other indefinite lived intangible assets for the remainder of fiscal 2001. An evaluation of the impact of the adoption of these standards is currently underway and at this time it is not practicable to reasonably estimate the effect of their adoption on the Company's financial position and results of operations.

GOTTSCHALKS INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. As described more fully in Note 2 to the accompanying financial statements, the Company completed the largest acquisition in its operating history on July 24, 2000, acquiring 34 store leases, related store fixtures and equipment, and one store building from Lamonts. The Company closed six of the acquired stores in June and July 2001, subsequently reopening one of those stores in September 2001. As noted below, this acquisition and the store closures have affected the comparability of the Company's financial results. In addition, the Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. These factors may result in performance for the thirteen and twenty-six week periods ended August 4, 2001 (hereinafter referred to as the "second quarter" and "first half" of fiscal 2001, respectively) which is not necessarily indicative of performance for the remainder of the year.

Results of Operations

The following table sets forth the Company's Consolidated Statements of Operations as a percent of net sales:

                                                            Second Quarter                First Half
                                                    --------------------------  --------------------------
                                                        2001          2000          2001          2000
                                                    ------------  ------------  ------------  ------------
Net sales.........................................        100.0%       100.0%       100.0%       100.0%
Net credit revenues...............................          1.3           1.6           1.5           1.7
Net leased department revenues....................          0.6           0.6           0.6           0.6
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................        101.9         102.2         102.1         102.3

Costs and expenses:
  Cost of sales...................................         65.8          65.3          66.6          65.7
  Selling, general and administrative expenses....         34.2          32.1          34.7          32.8
  Depreciation and amortization...................          2.2           2.0           2.1           2.1
  New store pre-opening expenses..................          --            0.8           --            0.4
  Store closure costs.............................          0.4           --            0.2           --
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................        102.6         100.2         103.6         100.9
                                                    ------------  ------------  ------------  ------------

Operating (loss) income...........................         (0.7)          2.0          (1.5)          1.4

Other (income) expense:
  Interest expense................................          2.3           2.2           2.4           2.2
  Miscellaneous income............................         (0.2)         (0.3)         (0.2)         (0.3)
                                                    ------------  ------------  ------------  ------------
                                                            2.1           2.0           2.2           1.9
                                                    ------------  ------------  ------------  ------------
(Loss) income before income tax (benefit) expense.         (2.8)          0.0          (3.8)         (0.5)

Income tax (benefit) expense......................         (1.0)          0.0          (1.5)         (0.2)
                                                    ------------  ------------  ------------  ------------
Net (loss) income.................................         (1.8)%         0.0%        (2.3)%        (0.3)%
                                                    ============  ============  ============  ============

Second Quarter of Fiscal 2001 Compared to Second Quarter of Fiscal 2000

Net Sales

Net sales increased by approximately $28.8 million to $158.7 million in the second quarter of fiscal 2001 as compared to $129.9 million in the second quarter of fiscal 2000, an increase of 22.2%. This increase is due to additional sales volume generated by new stores opened (net of stores closed) since the same period of the prior year. Comparable store sales for the second quarter of fiscal 2001 were equal to those in the same period of the prior year.

The Company operated 73 department stores and 17 specialty apparel stores as of the end of the second quarter of fiscal 2001, as compared to 42 department stores and 19 specialty apparel stores as of the end of the second quarter of fiscal 2000, a net increase of 31 department stores. The Company opened 37 new department stores in the second half of fiscal 2000, including the 34 acquired stores, which were re-opened during the period beginning August 24 and continuing through September 7, 2000, and the three new stores opened in Grants Pass, Oregon, Walla Walla, Washington and Redding, California on August 23, November 8 and November 10, 2000, respectively. As described more fully in Note 2 to the accompanying financial statements, six of the acquired stores were closed in June and July 2001, with one of those stores subsequently reopened in September 2001.

Management presently does not expect to open any new stores in fiscal 2001. While no additional stores have been identified for possible closure, management may consider the closure of additional store if deemed to be financially advantageous to the Company.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio remained essentially unchanged at approximately $2.0 million in the second quarters of fiscal 2001 and fiscal 2000. As a percent of net sales, net credit revenues were 1.3% of net sales in the second quarter of fiscal 2001 as compared to 1.6% in the second quarter of fiscal 2000. Net credit revenues consist of the following:

                                                             Second Quarter
                                                          ---------------------
(In thousands of dollars)                                   2001         2000
------------------------------------                      --------     --------
Service charge revenues................................. $  4,396     $  3,850
Interest expense on securitized receivables  ...........   (1,215)      (1,015)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale .....   (1,099)        (822)
Gain on sale of receivables.............................      (67)           8
                                                          --------     --------
                                                         $  2,015     $  2,021
                                                          ========     ========

Service charge revenues increased by $546,000, or 14.2%, in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. This increase is primarily due to additional service charge revenues generated by newly originated customer credit card accounts in the 37 stores opened in the second half of fiscal 2000. The increase is also due to an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year.

Interest expense on securitized receivables increased by $200,000, or 19.7%, in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. This increase is due to a higher level of outstanding securitized borrowings resulting from the issuance of the 2000-1 Series certificate in November 2000, partially offset by a lower weighted-average interest rate applicable to all securitized borrowings during the period (7.3% in the second quarter of fiscal 2001 as compared to 7.7% in the second quarter of fiscal 2000). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $277,000, or 33.7%, in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. As a percent of sales, such losses increased slightly to 0.7% in the second quarter of fiscal 2001 as compared to 0.6% in the second quarter of fiscal 2000. The Company recognized a loss on the sale of receivables of $67,000 in the second quarter of fiscal 2001 as compared to a gain on the sale of receivables of $8,000 in the second quarter of fiscal 2000, primarily as a result of a decrease in the volume of receivables sold as compared to the same period of the prior year.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments increased by $181,000, or 22.9%, to $972,000 in the second quarter of fiscal 2001 as compared to $791,000 in the second quarter of fiscal 2000. This increase is primarily due to additional revenues generated by the leased shoe departments in 36 of the Company's Pacific Northwest and Alaska locations, which were operated by an independent lessee since being opened in the second half of fiscal 2000. The Company terminated that lease in mid-August 2001 and reopened Company operated shoe departments in 15 of those stores at that time. Pursuant to SAB No. 101, sales generated in those departments after the termination of the lease will be included in total sales as opposed to net leased department revenues for financial reporting purposes.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of the shoe departments in 36 Pacific Northwest and Alaska locations, fine jewelry departments and beauty salons, increased by approximately $1.4 million, or 25.5%, to $6.9 million in the second quarter of fiscal 2001 as compared to $5.5 million in the second quarter of fiscal 2000.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $19.6 million to $104.5 million in the second quarter of fiscal 2001 as compared to $84.9 million in the second quarter of fiscal 2000, an increase of 23.1%. The Company's gross margin percentage decreased to 34.2% in the second quarter of fiscal 2001 as compared to 34.7% in the second quarter of fiscal 2000, primarily due higher markdowns as a percentage of net sales as compared to the same period of the prior year. The increased level of markdowns was primarily attributable to the clearance of excess seasonal inventory levels resulting from lower than expected sales in certain of the recently opened stores and to inventory liquidations at the six stores which were closed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $12.6 million to $54.3 million in the second quarter of fiscal 2001 as compared to $41.7 million in the second quarter of fiscal 2000, an increase of 30.2%. As a percent of net sales, selling, general and administrative expenses increased to 34.2% in the second quarter of fiscal 2001 as compared to 32.1% in the second quarter of fiscal 2000. This increase as a percent of net sales is primarily due to new stores opened during the second half of fiscal 2000, which are currently experiencing higher costs as a percentage of sales than the Company's previously existing stores. The Company has recently implemented various cost reduction initiatives aimed at reducing the operating cost structure of those stores. In addition, the Company has also experienced increases in health care and workers' compensation insurance costs, as well as higher utilities costs arising from the energy crisis in California. Efforts aimed at reducing energy consumption and other cost reduction efforts are currently being implemented. However no assurance can be given that the Company will be able to fully offset the impact of such higher costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of goodwill and favorable lease rights, increased by approximately $800,000 to $3.4 million in the second quarter of fiscal 2001 as compared to $2.6 million in the second quarter of fiscal 2000, an increase of 30.9%. As a percent of net sales, depreciation and amortization expense increased to 2.2% in the second quarter of fiscal 2001 as compared to 2.0% in the second quarter of fiscal 2000. The dollar increase is primarily due to additional depreciation related to assets acquired from Lamonts, capital expenditures for new stores and for the renovation of existing stores, and for information systems enhancements, both to integrate the newly acquired stores into the Company's existing systems and for other system enhancements. The increase is also due to an increase in the amortization of assets acquired under capital leases and to the amortization of goodwill and favorable lease rights recorded as a result of the Lamonts transaction.

New Store Pre-Opening Costs

No new store pre-opening costs were incurred in the second quarter of fiscal 2001. New store pre-opening costs, which are expensed as incurred, totaled $977,000 in the second quarter of fiscal 2000. Such costs relate to the reopening of the 34 acquired stores and consist of payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred after the July 24, 2000 acquisition date and through the end of the quarter.

Store Closure Costs

Store closure costs, totaling $686,000 in the second quarter of fiscal 2001, consist of estimated costs incurred in connection with the previously described closure of six stores in June and July 2001, and with the termination of the lease of the third-party distribution center facility located in Kent, Washington. Such costs consist primarily of estimated lease termination costs, asset impairment charges and other incremental costs associated with the closure of the stores, net of estimated cost recoveries that may be achieved through subletting of the properties or through favorable lease terminations. Management currently does not expect to incur any additional store closure costs in fiscal 2001. However, while no additional stores have been identified for possible closure, management may consider additional store closings if deemed to be financially advantageous to the Company.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $800,000 to $3.7 million in the second quarter of fiscal 2001 as compared to $2.9 million in the second quarter of fiscal 2000, an increase of 26.7%. As a percent of net sales, interest expense increased to 2.3% in the second quarter of fiscal 2001 as compared to 2.2% in the second quarter of fiscal 2000. These increases are primarily due to higher average outstanding borrowings on the Company's working capital facility, partially offset by a decrease in the weighted-average interest rate applicable to the facility (6.3% in the second quarter of fiscal 2001 as compared to 8.4% in the second quarter of fiscal 2000). These increases are also due to the completion of additional long-term financing transactions, including the issuance of a $10.0 million note payable in connection with the Lamonts acquisition in July 2000, and the completion of approximately $12.1 million of additional mortgage loan and fixtures and equipment lease financings in the first half of fiscal 2001. (See "Liquidity and Capital Resources").

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, remained essentially unchanged at approximately $300,000 in the second quarters of fiscal 2001 and 2000. As a percent of net sales, miscellaneous income also remained unchanged at 0.2% in the second quarters of fiscal 2001 and 2000.

Income Taxes

The Company's interim effective tax benefit of (37.5%) in the second quarter of fiscal 2001 and effective tax rate of 39.5% in the second quarter of fiscal 2000 relate to the net (loss) income generated in those periods and represents the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately ($2.8 million) in the second quarter of fiscal 2001 as compared to net income of $11,000 in the second quarter of 2000. On a per share basis (basic and diluted), the net loss was $(0.22) per share in the second quarter of 2001 as compared to net income of $0.00 per share in the second quarter of 2000.

First Half of Fiscal 2001 Compared to First Half of Fiscal 2000

Net Sales

Net sales increased by approximately $64.6 million to $315.9 million in the first half of fiscal 2001 as compared to $251.3 million in the first half of fiscal 2000, an increase of 25.7%. This increase is primarily due to additional sales volume generated by the 37 stores opened during the second half of fiscal 2000. Comparable store sales increased by 2.0% in the first half of fiscal 2001 as compared to the same period of the prior year.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio increased by $277,000, or 6.3%, in the first half of fiscal 2001 as compared to the first half of fiscal 2000. As a percent of net sales, net credit revenues were 1.5% of net sales in the first half of fiscal 2001 as compared to 1.7% in the first half of fiscal 2000. Net credit revenues consist of the following:

                                                                 First Half
                                                          ---------------------
(In thousands of dollars)                                   2001         2000
--------------------------------------------------------  --------     --------
Service charge revenues................................. $  8,886     $  7,924
Interest expense on securitized receivables  ...........   (2,495)      (2,031)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale .....   (1,961)      (1,612)
Loss on sale of receivables.............................      226           98
                                                          --------     --------
                                                         $  4,656     $  4,379
                                                          ========     ========

Service charge revenues increased by $962,000, or 12.1%, in the first half of fiscal 2001 as compared to the first half of fiscal 2000. This increase is primarily due to additional service charge revenues generated by newly originated customer credit card accounts in the 37 stores opened in the second half of fiscal 2000. The increase is also due to an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year.

Interest expense on securitized receivables increased by $464,000, or 22.8%, in the first half of fiscal 2001 as compared to the first half of fiscal 2000. This increase is primarily due to a higher level of outstanding securitized borrowings resulting from the issuance of the 2000-1 Series certificate in November 2000, partially offset by a lower weighted-average interest rate applicable to all securitized borrowings during the period (7.4% in the first half of fiscal 2001 as compared to 7.7% in the first half of fiscal 2000). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $349,000, or 21.7%, in the first half of fiscal 2001 as compared to the first half of fiscal 2000. As a percent of sales, such losses remained unchanged at 0.6% in the first half of both fiscal 2001 and 2000. The Company recognized a gain on the sale of receivables of $226,000 in the first half of fiscal 2001 as compared to a gain of $98,000 in the first half of fiscal 2000 as a result of an increase in the volume of receivables sold as compared to the same period of the prior year.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments increased by approximately $500,000, or 31.8%, to $2.0 million in the first half of fiscal 2001 as compared to $1.5 million in the first half of fiscal 2000. This increase is primarily due to additional revenues generated by the leased shoe departments in the 36 of the Company's Pacific Northwest and Alaska locations, which were operated by an independent lessee since being opened in the second half of fiscal 2000. The Company terminated that lease in mid-August 2001 and reopened Company operated shoe departments in 15 of those stores at that time.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of the shoe departments in 36 Pacific Northwest and Alaska locations, fine jewelry departments and beauty salons, increased by approximately $3.7 million, or 35.9%, to $14.0 million in the first half of fiscal 2001 as compared to $10.3 million in the first half of fiscal 2000.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $45.2 million to $210.4 million in the first half of fiscal 2001 as compared to $165.2 million in the first half of fiscal 2000, an increase of 27.4%. The Company's gross margin percentage decreased to 33.4% in the first half of fiscal 2001 as compared to 34.3% in the first half of fiscal 2000, primarily due to higher markdowns as a percentage of net sales as compared to the same period of the prior year. The increased level of markdowns was primarily attributable to the clearance of excess seasonal inventory levels resulting from lower than expected sales in certain of the recently opened stores and to inventory liquidations at the six stores which were closed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $27.3 million to $109.6 million in the first half of fiscal 2001 as compared to $82.3 million in the first half of fiscal 2000, an increase of 33.2%. As a percent of net sales, selling, general and administrative expenses increased to 34.7% in the first half of fiscal 2001 as compared to 32.8% in the first half of fiscal 2000. This increase as a percent of net sales is primarily due to new stores opened during the second half of fiscal 2000, which are currently experiencing higher costs as a percentage of sales than the Company's previously existing stores. The Company has recently implemented various cost reduction initiatives aimed at reducing the operating cost structure of those stores. The Company has also experienced increases in health care and workers' compensation insurance costs, as well as higher utilities costs arising from the energy crisis in California. Efforts aimed at reducing energy consumption and other cost reduction efforts are currently being implemented. However, no assurance can be given that the Company will be able to fully offset the impact of such higher costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of goodwill, increased by approximately $1.6 million to $6.8 million in the first half of fiscal 2001 as compared to $5.2 million in the first half of fiscal 2000, an increase of 30.5%. As a percent of net sales, depreciation and amortization expense increased to 2.1% in the first half of fiscal 2001 as compared to 2.0% in the first half of fiscal 2000. The dollar increase is primarily due to additional depreciation related to assets acquired from Lamonts, capital expenditures for new stores and for the renovation of existing stores, and for information systems enhancements, both to integrate the newly acquired stores into the Company's existing systems and for other system enhancements. The increase is also due to an increase in the amortization of assets acquired under capital leases and to the amortization of goodwill and favorable lease rights recorded as a result of the Lamonts transaction.

New Store Pre-Opening Costs

No new store pre-opening costs were incurred in the first half of fiscal 2001. New store pre-opening costs, which are expensed as incurred, totaled $977,000 in the first half of fiscal 2000. Such costs relate primarily to the reopening of the 34 acquired stores and consist of payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred after the July 24, 2000 acquisition date and through the end of the first half.

Store Closure Costs

Store closure costs, totaling $686,000 in the first half of fiscal 2001, consist of estimated costs incurred in connection with the previously described closure of six stores in June and July 2001, and with the termination of the lease of the third-party distribution center facility located in Kent, Washington. Such costs consist primarily of estimated lease termination costs, asset impairment charges and other incremental costs associated with the closure of the stores, net of estimated cost recoveries that may be achieved through subletting of the properties or through favorable lease terminations.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $2.0 million to $7.6 million in the first half of fiscal 2001 as compared to $5.6 million in the first half of fiscal 2000, an increase of 37.2%. As a percent of net sales, interest expense increased to 2.4% in the first half of fiscal 2001 as compared to 2.2% in the first half of fiscal 2000. These increases are primarily due to higher average outstanding borrowings on the Company's working capital facility, partially offset by a decrease in the weighted-average interest rate applicable to the facility (6.9% in the first half of fiscal 2001 as compared to 8.2% in the first half of fiscal 2000). These increases are also due to the completion of additional long-term financing transactions, including the issuance of a $10.0 million note payable in connection with the Lamonts acquisition in July 2000, and the completion of approximately $12.1 million of additional mortgage loan and fixtures and equipment lease financings in the first half of fiscal 2001. (See "Liquidity and Capital Resources").

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, was essentially unchanged at approximately $700,000 in the first half of both fiscal 2001 and 2000. As a percent of net sales, miscellaneous income decreased to 0.2% of net sales in the first half of fiscal 2001 as compared to 0.3% in the first half of fiscal 2000.

Income Taxes

The Company's interim effective tax benefits of (37.5%) in the first half of fiscal 2001 and (39.5%) in the first half of fiscal 2000 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company's net loss was ($7.4 million) in the first half of fiscal 2001 as compared to ($831,000) in the first half of fiscal 2000. On a per share basis (basic and diluted), the net loss was ($0.58) per share in the first half of fiscal 2001 as compared to ($0.07) per share in the first half of fiscal 2000.

Liquidity and Capital Resources

As described more fully in the Company's 2000 Annual Report on Form 10-K and Notes 3 and 6 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of borrowings under its revolving line of credit, short-term trade credit, sales of proprietary credit card accounts under its receivables securitization program, and by proceeds from other long-term financings. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year. As described more fully below, the Company acquired 34 former Lamonts store leases on July 24, 2000. The cost of the acquisition, capital expenditures and costs associated with opening the stores, and lower than expected operating results generated by those stores since their opening, has reduced the Company's liquidity position and contributed to the increased operating loss incurred in the first half of fiscal 2001.

Acquisition of 34 Stores from Lamonts. On July 24, 2000, the Company acquired 34 former Lamonts store leases, related store fixtures and equipment, and one store building for a net purchase price of $17.6 million in cash. The acquisition significantly expanded the Company's presence in the Pacific Northwest and Alaska. The Company experienced a significant outflow of cash in fiscal 2000 to purchase, refurbish and refixture the stores, to integrate information and communications systems, and to initially stock the stores with newly acquired merchandise. In addition, cash flows generated by those stores since their openings have been lower than originally expected. Initiatives aimed at improving sales, profitability and cash flows generated by those stores are in various stages of implementation. Such initiatives include, but are not limited to, revising the merchandise mix in the stores based on current selling trends, improving the effectiveness of advertising expenditures, improving sales associate productivity, and reducing staffing levels and other operating costs, where appropriate. In June and July 2001, the Company closed six of the acquired stores which were determined to be either underperforming or inconsistent with the long- term operating strategy of the Company. As planned, the Company also ceased operating a temporary leased distribution center facility located in Kent, Washington, and consolidated all of the Company's distribution functions into its primary distribution facility located in Madera, California. As described more fully in the Company's Quarterly Report on Form 10-Q for the period ended May 5, 2001, the Company had entered into an agreement to sell four of the leases for the six closed stores to a third-party for a total of $2.9 million in cash. The lease of the fifth store was allowed to expire and the lease of the sixth store was terminated by the landlord. The agreement to sell the four store leases was not successfully completed and management subsequently elected to reopen one of those stores in September 2001. In the event the Company is not successful in selling or subleasing the three remaining leases, the Company may also be required to reopen one or more of those stores under the terms of the respective leases. While no specific stores have been identified for possible sale or closure, management may consider additional store closings if deemed to be financially advantageous to the Company.

The Company has also continued efforts to obtain financing from external resources as a means of improving its short-term liquidity position. In May 2001, the Company completed a $4.0 million mortgage financing of the building acquired in the Lamonts transaction, and during the first half of fiscal 2001, the Company also received a total of $8.1 million from the sale and leaseback of certain fixtures and equipment. Proceeds from these transactions, totaling $12.1 million, were used to reduce outstanding borrowings under the revolving line of credit.

Other Sources of Liquidity.

Revolving Line of Credit.

The Company's primary source of working capital financing is a three-year $180.0 million revolving line of credit facility with Congress. Borrowings under the arrangement are generally limited to a restrictive borrowing base equal to 75% of eligible merchandise inventories and, at the Company's option, may be increased to 80% of such inventories during the period of November 1 through December 31 of each year to fund increased seasonal inventory requirements. Interest under the facility is charged at a rate of approximately LIBOR plus 2.00%, with no interest charged on the unused portion of the line of credit. The Company had excess availability of $12.3 million on the facility as of August 4, 2001, and was in compliance with the single financial loan covenant applicable to the facility as of that date. The facility currently expires on March 31, 2002. While management expects to renew the facility with its present, or an alternative lender, in the near- term, no assurance can be given that the facility will be renewed, or that the terms or conditions of the renewal will not be materially different from those in the present facility.

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

Under the program, a $53.0 million principal amount 7.66% Fixed Base Class A- 1 Credit Card Certificate (the "1999-1 Series") has been issued to a single investor through a private placement. Interest on the 1999-1 Series is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. On November 16, 2000, a Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series") was also issued in the principal amount of up to $24.0 million. The Company can borrow against the 2000-1 Series certificate on a revolving basis, similar to a revolving line of credit arrangement. Such borrowings are limited to a specified percentage of the outstanding balance of receivables underlying the certificate. The holder of the 2000-1 Series certificate earns interest on a monthly basis at a variable rate equal to one-month LIBOR plus 1.5% (5.33% at August 4, 2001). As of August 4, 2001, $13.2 million was issued and outstanding against the certificate, which was the maximum amount available for borrowings as of that date. The 2000-1 Series certificate was issued for an initial 364-day commitment period (expiring October 31, 2001), and may be extended for subsequent 364-day periods at the option of GCC Trust and the certificate holder, through July 31, 2003. The outstanding principal balance of the certificate, which is treated as off-balance sheet for financial reporting purposes, is to be repaid in six equal monthly installments commencing in the month following the end of the commitment period. In the event the commitment period is extended through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. Management presently expects to renew the certificate for an additional 364-day period prior to its maturity on October 31, 2001. However, no assurance can be given that the certificate will be renewed, that its renewal will not be delayed, subject to a variety of conditions precedent and other factors, or that the terms or conditions of the renewal will not be materially different from those in the present facility. Management believes alternative sources of short-term financing are available to the Company in the event the renewal of the certificate is delayed or not completed. However, the failure to renew the certificate, or the failure to find some alternative source of financing in the event the certificate is not renewed, could have a material adverse affect on the Company's liquidity.

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

Uses of Liquidity.

Capital expenditures in the first half of 2001, totaling $9.6 million, were primarily related to information system enhancements, and the renovation and refixturing of certain existing locations. The Company presently has no commitments to open or remodel any stores in fiscal 2001. Management has the ability to limit or delay a portion of its current fiscal 2001 planned capital expenditures, totaling an additional $10.5 million for the remainder of the year, without adversely affecting the Company's business, its financial condition or its results of operations.

Management believes the previously described sources of liquidity, including, without limitation, management's expectation of successfully renewing the 2000-1 Series certificate, will be adequate to meet the Company's working capital, capital expenditure and debt service requirements for the remainder of fiscal 2001.

Recently Issued Accounting Standards

SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill. Under SFAS No. 142, goodwill will no longer be amortized and will instead be evaluated for impairment at least annually or at any time certain indicators of impairment arise. All other intangible assets will continue to be amortized over their respective estimated useful lives. The Company will adopt the provisions of SFAS No. 142 effective fiscal 2002, and it will continue to amortize previously recorded goodwill and other indefinite lived intangible assets for the remainder of fiscal 2001. An evaluation of the impact of the adoption of these standards is currently underway and at this time it is not practicable to reasonably estimate the effect of their adoption on the Company's financial position and results of operations.

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. Such forward-looking statements may be identified by words including, but not limited to: "will," "believes," "anticipates," "intends," "seeks," "may," "expects," and "estimates," or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements are qualified by important factors that could cause results to differ materially from those identified in such forward- looking statements, including, without limitation, the following: (i) the ability to improve the profitability and cash flows of the stores acquired from Lamonts; (ii) the ability to renew the 2000-1 Series certificate and the revolving line of credit facility on a timely basis; (iii) the ability to modify operations in order to minimize the adverse impact of rising health care, workers' compensation and utilities costs; (iv) the ability to satisfy covenants contained in the Company's various credit facilities and other debt agreements; (v) the level of demand for the merchandise offered by the Company; (vi) the ability of the Company to locate and obtain favorable store sites, negotiate acceptable lease terms, and hire and train employees; (vii) the ability of the Company to gauge fashion trends and preferences of its customers; (viii) the continued ability to obtain adequate credit from factors and vendors and the timely availability of branded and other merchandise; (ix) the effect of economic conditions, both nationally and in the Company's specific market areas; (x) the effect of severe weather or natural disasters; (xi) fluctuations in consumer confidence and demand generally, including uncertainties arising from the terrorist attacks on September 11, 2001; and (xii) the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements as a result of the foregoing factors or other factors affecting the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2000 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit, the Series 2000-1 certificate and on certain of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended August 4, 2001.

The Company's credit agreement with Congress prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2001, the Company held its 2001 Annual Meeting of Stockholders at which the following matters were submitted to a vote of the Company's stockholders:

1. The stockholders voted for ten nominees for director, each for one year terms. Each of the ten nominees were elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR	VOTES FOR	VOTES WITHHELD
Joe Levy James R. Famalette Joseph J. Penbera Sharon Levy Max Gutmann Frederick R. Ruiz O. James Woodward III Bret W. Levy Isidoro A´lvarez A´lvarez Jorge Pont Sa´nchez	8,832,779 10,315,488 8,814,476 8,825,611 8,832,176 8,834,876 8,819,071 8,833,579 9,858,002 10,298,688	2,617,432 1,134,723 2,635,735 2,624,600 2,618,035 2,615,335 2,631,140 2,616,632 1,592,109 1,151,523

2. The stockholders approved an amendment to the 1998 Stock Option Plan to increase the number of shares available for issuance under the Plan with votes cast as follows:

NUMBER OF VOTES
Votes For Votes Against Votes Abstaining Broker Non-Votes	6,435,139 3,326,040 18,301 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is hereby being filed pursuant to the requirements of Item 601 of Regulation S-K:

Exhibit No.	Exhibit Description
10.48	Promissory Note and Security Agreement dated May 16, 2001, by and between Gottschalks Inc. and Heller Financial, Inc.

(b) The Company did not file any Current Reports on Form 8-K during the thirteen week period ended August 4, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.

(Registrant)

September 18, 2001

By:	/s/ James R. Famalette

James R. Famalette
(President and Chief Executive Officer)

September 18, 2001

By:	/s/ Michael S. Geele

Michael S. Geele
(Senior Vice President and Chief Financial Officer)