Form 10-Q
period 2001-11-03
GOTTSCHALKS INC
filed 2001-12-18
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The number of shares of the Registrant's common stock outstanding as of November 30, 2001 was 12,692,539.

GOTTSCHALKS INC. AND SUBSIDIARY
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
(In thousands of dollars)

                                                 November 3,  February 3,  October 28,
                                                     2001         2001         2000
                                                 -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash......................................... $     3,616  $     2,827  $     3,595
  Retained interest in receivables sold........      16,458       19,853       23,080
  Receivables - net............................       6,838        9,248        6,946
  Merchandise inventories......................     229,710      185,226      245,542
  Other........................................      22,733       19,736       15,472
                                                 -----------  -----------  -----------
          Total current assets.................     279,355      236,890      294,635
PROPERTY AND EQUIPMENT, NET....................     150,989      147,711      141,765
OTHER LONG-TERM ASSETS.........................      23,636       25,184       25,288
                                                 -----------  -----------  -----------
                                                $   453,980  $   409,785  $   461,688
                                                 ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities.................. $   113,449  $    86,515  $   125,197
  Revolving line of credit.....................     134,724       32,828       39,841
  Current portion of long-term obligations.....       8,456        6,537        6,549
                                                 -----------  -----------  -----------
      Total current liabilities................     256,629      125,880      171,587

LONG-TERM OBLIGATIONS (less current portion):
  Revolving line of credit.....................         --        80,000      100,000
  Notes and mortgage loans payable.............      27,195       27,837       29,320
  Capitalized lease obligations................       9,933        5,175        5,172
                                                 -----------  -----------  -----------
                                                     37,128      113,012      134,492

DEFERRED INCOME & OTHER........................      30,974       32,017       27,323

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...........................     107,689      117,573      107,068
                                                 -----------  -----------  -----------
                                                $   453,980  $   409,785  $   461,688
                                                 ===========  ===========  ===========

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                        Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                                    --------------------------  --------------------------
                                                     November 3,   October 28,   November 3,   October 28,
                                                        2001          2000          2001          2000
                                                    ------------  ------------  ------------  ------------
Net sales......................................... $    153,674  $    153,694  $    469,564  $    404,968
Net credit revenues...............................        1,701         1,917         6,357         6,296
Net leased department revenues....................          697           816         2,663         2,309
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................      156,072       156,427       478,584       413,573

Costs and expenses:
  Cost of sales...................................      100,760        96,378       311,128       261,542
  Selling, general and administrative expenses....       52,800        52,664       162,376       134,972
  Depreciation and amortization...................        3,854         3,147        10,621         8,333
  New store pre-opening expenses..................          --          4,941           --          5,918
  Store closure costs.............................          (18)          --            668           --
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................      157,396       157,130       484,793       410,765
                                                    ------------  ------------  ------------  ------------
Operating (loss) income...........................       (1,324)         (703)       (6,209)        2,808

Other (income) expense:
  Interest expense................................        3,444         3,753        11,091         9,326
  Miscellaneous income............................         (379)         (370)       (1,065)       (1,059)
                                                    ------------  ------------  ------------  ------------
                                                          3,065         3,383        10,026         8,267
                                                    ------------  ------------  ------------  ------------
Loss before income tax benefit....................       (4,389)       (4,086)      (16,235)       (5,459)

Income tax benefit................................       (1,811)       (1,614)       (6,251)       (2,157)
                                                    ------------  ------------  ------------  ------------
Net loss.......................................... $     (2,578) $     (2,472) $     (9,984) $     (3,302)
                                                    ============  ============  ============  ============
Net loss per common share -
  basic and diluted............................... $      (0.20) $      (0.20) $      (0.79) $      (0.26)
                                                    ============  ============  ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                    Thirty-Nine Weeks Ended
                                                                 --------------------------
                                                                  November 3,   October 28,
                                                                     2001          2000
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (9,984) $     (3,302)
  Adjustments:
     Depreciation and amortization.............................       10,621         8,333
     Provision for credit losses...............................          560           944
     Provision for store closure costs.........................          668
     Other adjustments, net....................................         (990)         (927)
     Changes in operating assets and liabilities:
        Receivables............................................        2,031          (216)
        Merchandise inventories................................      (43,902)     (114,926)
        Other current and long-term assets.....................       (2,308)       (3,923)
        Trade accounts payable.................................       20,841        50,116
        Other current and long-term liabilities................        1,086            41
                                                                 ------------  ------------
           Net cash used in operating activities...............      (21,377)      (63,860)

INVESTING ACTIVITIES:
   Available-for-sale securities:
       Maturities..............................................     (231,023)     (208,746)
       Purchases...............................................      243,018       214,804
   Lamonts acquisition.........................................          --        (19,460)
   Capital expenditures........................................      (14,100)      (20,661)
   Other.......................................................          502           146
                                                                 ------------  ------------
           Net cash used in investing activities...............       (1,603)      (33,917)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       21,896        84,362
  Net repayments under 2000-1 Series certificate...............       (8,600)          --
  Proceeds from long-term obligations..........................        4,000        10,000
  Proceeds from sale/leaseback transactions....................        8,116           --
  Principal payments on long-term obligations..................       (6,081)       (4,250)
  Changes in cash management liability and other...............        4,438         9,359
                                                                 ------------  ------------
      Net cash provided by financing activities................       23,769        99,471
                                                                 ------------  ------------
INCREASE IN CASH...............................................          789         1,694

CASH AT BEGINNING OF PERIOD....................................        2,827         1,901
                                                                 ------------  ------------

CASH AT END OF PERIOD.......................................... $      3,616  $      3,595
                                                                 ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen Weeks Ended November 3, 2001 and October 28, 2000

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the third quarter of fiscal 2001, the Company operated 74 full-line "Gottschalks" department stores located in six Western states, with 39 stores in California, 21 in Washington, 6 in Alaska, 3 in Idaho, 3 in Oregon and 2 in Nevada. The Company also operates seventeen specialty apparel stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range in size from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (see Note 3). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended November 3, 2001 are not necessarily indicative of the results that may be expected for the year ending February 2, 2002 (fiscal 2001) due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 4). These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 3, 2001 (the "2000 Annual Report on Form 10-K"). The condensed consolidated balance sheet at February 3, 2001 has been derived from the audited consolidated financial statements as of that date.

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

Effective as of the beginning of fiscal 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of this statement as of the beginning of fiscal 2001 did not have a significant impact on the Company's financial position, results of operations, or its cash flows. The Company also implemented the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective March 31, 2001. Certain disclosure requirements of that standard were previously implemented in fiscal 2000. The adoption of this statement did not have a significant impact on the Company's financial position, results of operations or its cash flows.

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

In June and July 2001, the Company closed six of the acquired stores which were determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. As planned, the Company also discontinued the use of an outsourced distribution center facility located in Kent, Washington, and consolidated all of the Company's distribution functions into its primary distribution facility located in Madera, California. The Company closed four of the stores, allowed the lease of the fifth store to expire and the lease of the sixth store was terminated by the landlord. The Company subsequently re-opened one of the closed stores in September 2001. In the event the Company is not successful in selling, assigning or subletting the remaining three stores that were closed, the Company may also be required to reopen, or incur additional lease payments, for one or more of those stores under the terms of the respective leases.

A total of $668,000 was recognized in the first three quarters of fiscal 2001 in connection with the closure of the six stores and the outsourced distribution center facility. Such costs consist primarily of estimated lease termination costs, asset impairment charges (where applicable) and other incremental costs associated with the closure of the stores, net of estimated cost recoveries that may be achieved through subletting of the properties or through favorable lease terminations. The Company has entered into an agreement to sell one additional store in January 2002 for $900,000 in cash. No material gain or loss, or related store closure costs, are expected to be incurred in connection with that store closure. Management may consider additional store closings if it is deemed to be financially advantageous to the Company.

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

On November 16, 2000, GCC Trust issued a Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series") in a principal amount of up to $24.0 million. GCC Trust borrows against the Variable Base Certificate on a revolving basis, similar to a revolving line of credit arrangement. Borrowings against the Variable Base Certificate are limited to a specified percentage of the outstanding balance of receivables that have been purchased by GCC Trust, which are subject to seasonal fluctuations and are generally highest during the Christmas selling season, when such customer credit card balances are at their highest levels, and decline in the following months as customers repay outstanding balances. The 2000-1 Series was issued for an initial 364-day commitment period expiring October 31, 2001 (extended through November 30, 2001), bearing interest at a variable rate equal to the one-month LIBOR rate plus 1.50% (4.025% at November 3, 2001), and was renewable at the option of GCC Trust and the certificate holders for subsequent commitment periods of up to 364 days each through July 31, 2003. As of November 3, 2001, $9.4 million was issued and outstanding against the Series 2000-1 certificate, which was the maximum amount available for borrowings as of that date.

On November 15, 2001, GCC Trust renewed the 2000-1 Series certificate through the issuance of two 2000-1 Series certificates in an aggregate principal amount of up to $20.0 million. The revolving period for the 2000-1 Series certificates, as amended and restated, will terminate no later than October 31, 2002, and bear interest at a variable rate equal to the one-month LIBOR rate plus 2.75%, with a minimum rate of 5.00%. As of the date of this report, $20.0 million was issued and outstanding against the Series 2000-1 certificates. The outstanding principal balances of the certificates, which are treated as off-balance sheet for financial reporting purposes, are to be repaid in six equal monthly installments commencing in the second month following the expiration date. In the event the commitment period is renewed through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

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

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILTIIES

Trade accounts payable and other current liabilities consist of the following:

                                      November 3,  February 3,   October 28,
(In thousands of dollars)               2001          2001          2000
----------------------------------  ------------  ------------  ------------
Trade accounts payable............ $     57,342  $     27,303  $     65,733
Cash management liability.........       16,701        21,460        19,386
Accrued expenses..................       17,332        16,360        16,360
Accrued payroll and related
  liabilities.....................        7,330         8,791         8,405
Taxes, other than income taxes....        7,806         3,808         8,301
Federal and state income taxes
  payable.........................        3,931         5,786         2,335
Deferred income taxes.............        3,007         3,007         4,677
                                    ------------  ------------  ------------
                                   $    113,449  $     86,515  $    125,197
                                    ============  ============  ============

6. DEBT

The Company's primary working capital facility is a $180.0 million revolving line of credit arrangement with Congress Financial Corporation ("Congress"). Borrowings under the facility are limited to a restrictive borrowing base, as defined in the agreement, that is currently equal to approximately 75% of eligible merchandise inventories, less applicable reserves, if any. The actual amount available for borrowings, net of applicable reserves, totaled approximately 70% of eligible inventory at November 3, 2001. Interest under the facility is currently charged at a rate of approximately LIBOR plus 2.00% (4.69% at November 3, 2001), with no interest charged on the unused portion of the line of credit. The maximum amount available for borrowings under the line of credit was $151.3 million as of November 3, 2001, of which $134.7 million was outstanding as of that date. Total outstanding borrowings under the facility are classified as current as of November 3, 2001, pending the renewal of the facility. The Company classified a total of $80.0 million and $100.0 million of outstanding borrowings as long-term in the accompanying financial statements as of February 3, 2001 and October 28, 2000, respectively, representing that portion of outstanding borrowings under the facility which were not expected to be repaid within one year of the respective balance sheet dates. The agreement contains various restrictive covenants, including one financial covenant pertaining to the maintenance of a minimum adjusted net worth, as defined in the agreement, with which the Company was in compliance as of November 3, 2001. The agreement expires on March 31, 2002.

On November 12, 2001, the Company entered into a commitment (subject to, among other things, the completion of due diligence and full syndication with other banks and financial institutions) with a new lender for the renewal of the facility. The finalization of the new facility is expected to be complete by the end of fiscal 2001. However, no assurance can be given that the new facility will be finalized, or that the terms or conditions of the new facility will not be materially different from those contained in the present facility. The failure to finalize the new facility in a timely manner, or the failure to find an alternative source of financing in the event the new facility is not finalized, will have a material adverse affect on the Company's liquidity.

The Company's other long-term debt obligations are described more fully in the Company's 2000 Annual Report on Form 10-K and "Management's Discussion and Analysis - Liquidity and Capital Resources".

7. WEIGHTED AVERAGE NUMBER OF SHARES

                                           Third Quarter    First Three Quarters
                                      ------------------  ---------------------
(In thousands of shares)                2001      2000      2001         2000
------------------------------------  --------  --------  --------     --------
Weighted average number of shares -
  basic.............................   12,692    12,621    12,673       12,607
Incremental shares from assumed
  issuance of stock options
  (treasury stock method)...........       --        --        --           --
                                      --------  --------  --------     --------
Weighted average number of shares -
  diluted...........................   12,692    12,621    12,673       12,607
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

9. RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in June 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria for recognizing intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized and will instead be evaluated for impairment at least annually or at any time certain indicators of impairment arise. All other intangible assets will continue to be amortized over their respective estimated useful lives. The Company will adopt the provisions of SFAS No. 142 effective fiscal 2002, and will continue to amortize previously recorded goodwill and other indefinite lived intangible assets for the remainder of fiscal 2001. An evaluation of the impact of the adoption of these standards is currently underway and at this time it is not practicable to reasonably estimate the effect of their adoption on the Company's financial position and results of operations.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The Company will adopt SFAS No. 144 effective the beginning of fiscal 2002 and does not currently expect that the adoption will have a significant effect on the Company's financial position or its results of operations.

GOTTSCHALKS INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. As described more fully in Note 2 to the accompanying financial statements, the Company completed the largest acquisition in its operating history on July 24, 2000, acquiring 34 store leases, related store fixtures and equipment, and one store building from Lamonts. The Company closed six of the acquired stores in June and July 2001, subsequently reopening one of those stores in September 2001. In addition, the Company's results for the third quarter of fiscal 2001 were also adversely affected by the aftermath of the September 11th terrorist attacks. As noted below, these factors have affected the comparability of the Company's financial results. In addition, the Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. These factors may result in performance for the thirteen and thirty-nine week periods ended November 3, 2001 (hereinafter referred to as the "third quarter" and "first three quarters" of fiscal 2001, respectively) which is not necessarily indicative of performance for the remainder of the year.

Results of Operations

The following table sets forth the Company's Consolidated Statements of Operations as a percent of net sales:

                                                              Third Quarter         First Three Quarters
                                                    --------------------------  --------------------------
                                                        2001          2000          2001          2000
                                                    ------------  ------------  ------------  ------------
Net sales.........................................        100.0%       100.0%       100.0%       100.0%
Net credit revenues...............................          1.1           1.2           1.4           1.5
Net leased department revenues....................          0.5           0.5           0.6           0.6
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................        101.6         101.7         102.0         102.1

Costs and expenses:
  Cost of sales...................................         65.6          62.7          66.3          64.6
  Selling, general and administrative expenses....         34.4          34.3          34.6          33.3
  Depreciation and amortization...................          2.5           2.0           2.3           2.0
  New store pre-opening expenses..................           --           3.2            --           1.5
  Store closure costs.............................           --            --           0.1            --
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................        102.5         102.2         103.3         101.4
                                                    ------------  ------------  ------------  ------------

Operating (loss) income...........................         (0.9)         (0.5)         (1.3)          0.7

Other (income) expense:
  Interest expense................................          2.2           2.4           2.4           2.3
  Miscellaneous income............................         (0.2)         (0.2)         (0.2)         (0.3)
                                                    ------------  ------------  ------------  ------------
                                                            2.0           2.2           2.2           2.0
                                                    ------------  ------------  ------------  ------------
Loss before income tax benefit....................         (2.9)         (2.7)         (3.5)         (1.3)

Income tax benefit................................         (1.2)         (1.1)         (1.4)         (0.5)
                                                    ------------  ------------  ------------  ------------
Net loss..........................................         (1.7)%        (1.6)%        (2.1)%        (0.8)%
                                                    ============  ============  ============  ============

Third Quarter of Fiscal 2001 Compared to Third Quarter of Fiscal 2000

Net Sales

Net sales remained essentially unchanged at $153.7 million in the third quarters of fiscal 2001 and fiscal 2000. The Company's sales volume in the third quarter of fiscal 2001 was negatively affected by a generally soft retail economic environment that began in early fiscal 2001, and by the events of September 11, 2001. Comparable store sales for the third quarter of fiscal 2001 decreased by 3.1% as compared to the same period of the prior year.

The Company operated 74 department stores and 17 specialty apparel stores as of the end of the third quarter of fiscal 2001 as compared to 77 department stores and 17 specialty apparel stores as of the end of the third quarter of fiscal 2000. Thirty-five of those stores were opened in August and September of fiscal 2000, however, and were not open for the full period of the prior year. The Company also opened two additional stores in the fourth quarter of fiscal 2000 in Walla Walla, Washington and Redding, California, bringing the total number of stores opened in fiscal 2000 to thirty-seven. As described more fully in Note 2 to the accompanying financial statements, six of the acquired stores were closed in June and July 2001, with one of those stores subsequently reopened in September 2001. Management expects to close one additional store in January 2002. Management may consider the closure of additional stores if it is deemed to be financially advantageous to the Company.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio decreased by approximately $200,000, or 11.3%, to $1.7 million in the third quarter of fiscal 2001 as compared to $1.9 million in the third quarter of fiscal 2000. As a percent of net sales, net credit revenues were 1.1% of net sales in the third quarter of fiscal 2001 as compared to 1.2% in the third quarter of fiscal 2000. Net credit revenues consist of the following:

                                                                Third Quarter
                                                          ---------------------
(In thousands of dollars)                                   2001         2000
------------------------------------                      --------     --------
Service charge revenues................................. $  4,165     $  3,841
Interest expense on securitized receivables  ...........   (1,164)      (1,015)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale .....   (1,254)        (888)
Loss on sale of receivables.............................      (46)         (21)
                                                          --------     --------
                                                         $  1,701     $  1,917
                                                          ========     ========

Service charge revenues increased by $324,000, or 8.4%, in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. This increase is primarily due to additional service charge revenues generated by newly originated customer credit card accounts in new stores opened since the same period of the prior year. The increase is also due to an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year.

Interest expense on securitized receivables increased by $149,000, or 14.7%, in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. This increase is due to a higher level of outstanding securitized borrowings resulting from the issuance of the 2000-1 Series certificate in November 2000, partially offset by a lower weighted-average interest rate applicable to all securitized borrowings during the period (7.28% in the third quarter of fiscal 2001 as compared to 7.66% in the third quarter of fiscal 2000). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $366,000, or 41.2%, in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000, reflecting an increasing trend in the Company's write-offs during the period. As a percent of sales, such losses increased to 0.8% in the third quarter of fiscal 2001 as compared to 0.6% in the third quarter of fiscal 2000. The loss on the sale of receivables of $46,000 in the third quarter of fiscal 2001 was not materially different from the $21,000 loss recognized in the third quarter of fiscal 2000.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by $119,000, or 14.6%, to $697,000 in the third quarter of fiscal 2001 as compared to $816,000 in the third quarter of fiscal 2000. This decrease is primarily due to termination of the shoe department leases in 28 Pacific Northwest and Alaska locations effective August 2001. Company operated shoe departments were simultaneously re-opened in 15 of those stores, and pursuant to SAB No. 101, sales generated in those departments after the termination of the lease are included in total sales as opposed to net leased department revenues for financial reporting purposes.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of the shoe departments in 28 Pacific Northwest and Alaska locations (prior to August 2001), fine jewelry departments and beauty salons, totaled $4.8 million in the third quarter of fiscal 2001 as compared to $5.7 million in the third quarter of fiscal 2000.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $4.4 million to $100.8 million in the third quarter of fiscal 2001 as compared to $96.4 million in the third quarter of fiscal 2000, an increase of 4.5%. The Company's gross margin percentage decreased to 34.4% in the third quarter of fiscal 2001 as compared to 37.3% in the third quarter of fiscal 2000. The gross margin percentage in the third quarter of fiscal 2000 benefited from non- recurring discounts negotiated on the initial inventories for the acquired stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $100,000, or 0.3%, to $52.8 million in the third quarter of fiscal 2001 as compared to $52.7 million in the third quarter of fiscal 2000. As a percent of net sales, selling, general and administrative expenses increased to 34.4% in the third quarter of fiscal 2001 as compared to 34.3% in the third quarter of fiscal 2000. This slight increase as a percent of net sales is primarily due to the shortfall in sales volume, combined with higher health care and workers' compensation costs, as well as higher utilities costs in California. The Company is continuing to implement programs aimed at reducing operating costs throughout all areas of the Company. However no assurance can be given that the Company will be able to fully offset the impact of lower sales volume and higher costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of goodwill and favorable lease rights, increased by approximately $800,000, or 22.5%, to $3.9 million in the third quarter of fiscal 2001 as compared to $3.1 million in the third quarter of fiscal 2000. As a percent of net sales, depreciation and amortization expense increased to 2.5% in the third quarter of fiscal 2001 as compared to 2.0% in the third quarter of fiscal 2000. The dollar increase is primarily due to additional depreciation related to assets acquired from Lamonts, capital expenditures for new stores and for the renovation of existing stores, and for information systems enhancements, both to integrate the newly acquired stores into the Company's existing systems and for other system enhancements. The increase is also due to an increase in the amortization of assets acquired under capital leases and to the amortization of goodwill and favorable lease rights recorded as a result of the Lamonts transaction.

New Store Pre-Opening Costs

New store pre-opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. No new store pre-opening costs were incurred in the third quarter of fiscal 2001. The Company recognized a total of $4.9 million of new store pre-opening costs in the third quarter of fiscal 2000, including $4.7 million incurred in connection with the re-opening of the 34 stores acquired from Lamonts and $200,000 in connection with the new stores opened in Grants Pass, Oregon, Walla Walla, Washington and Redding, California on August 23, November 8 and November 10, 2000, respectively.

Store Closure Costs

The Company closed six stores and discontinued the use of an outsourced distribution center facility located in Kent, Washington in the second quarter of fiscal 2001. Costs associated with these closures consist primarily of estimated lease termination costs, asset impairment charges and other incremental costs associated with the closure of the stores, net of estimated cost recoveries that may be achieved through subletting of the properties or through favorable lease terminations. The Company reduced certain of those estimates, based on actual costs incurred, by $18,000 in the third quarter of fiscal 2001.

The Company re-opened one of the closed stores in September 2001. Costs associated with the re-opening of the store were classified as selling, general and administrative costs and are not included in store closure costs for financial reporting purposes. The Company expects to close one additional store in January 2002. The Company does not currently expect to incur a material gain or loss, or other related store closure costs, in connection with that store closure.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $300,000 to $3.4 million in the third quarter of fiscal 2001 as compared to $3.7 million in the third quarter of fiscal 2000, a decrease of 8.2%. As a percent of net sales, interest expense decreased to 2.2% in the third quarter of fiscal 2001 as compared to 2.4% in the third quarter of fiscal 2000. These decreases are primarily due to lower average outstanding borrowings on the Company's working capital facility, as well as by a decrease in the weighted-average interest rate applicable to the facility (5.67% in the third quarter of fiscal 2001 as compared to 8.59% in the third quarter of fiscal 2000). These decreases were partially offset by higher interest resulting from the completion of additional long-term financing transactions, including the completion of approximately $12.1 million of additional mortgage loan and fixtures and equipment lease financings in the first half of fiscal 2001. (See "Liquidity and Capital Resources").

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, remained essentially unchanged at approximately $400,000 in the third quarters of fiscal 2001 and 2000. As a percent of net sales, miscellaneous income also remained unchanged at 0.2% in the third quarters of fiscal 2001 and 2000.

Income Taxes

The Company's interim effective tax benefit of (41.3%) in the third quarter of fiscal 2001 includes the year to date impact of the adjustment to the projected effective annual rate of 38.5% from the previously projected rate of 37.5% which was used for the first half of fiscal 2001. The Company's estimated annual effective income tax rate was 39.5% in the third quarter of fiscal 2000.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately ($2.6 million) in the third quarter of fiscal 2001 as compared to ($2.5 million) in the third quarter of 2000. On a per share basis (basic and diluted), the net loss remained unchanged at $(0.20) per share in the third quarters of fiscal 2001 and 2000. The results for the third quarter of fiscal 2000 included non-recurring costs associated with the re-opening of the 34 stores acquired from Lamonts totaling $4.7 million pre-tax ($2.8 million, or $0.23 per share, after-tax). Excluding these non-recurring costs, net income for the third quarter of 2000 totaled $371,000, or $0.03 per share.

First Three Quarters of Fiscal 2001 Compared to First Three Quarters of Fiscal 2000

Net Sales

Net sales increased by approximately $64.6 million to $469.6 million in the first three quarters of fiscal 2001 as compared to $405.0 million in the first three quarters of fiscal 2000, an increase of 16.0%. This increase is primarily due to additional sales volume generated by the 37 stores opened during the second half of fiscal 2000. Six of those stores were closed in the second quarter of fiscal 2001, with one of the closed stores subsequently re- opened in September 2001. Comparable store sales increased by 0.3% in the first three quarters of fiscal 2001 as compared to the same period of the prior year. The Company's sales volume has been negatively affected by a generally soft retail economic environment that began in early fiscal 2001, and by the events of September 11, 2001.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio increased by $61,000, or 1.0%, in the first three quarters of fiscal 2001 as compared to the first three quarters of fiscal 2000. As a percent of net sales, net credit revenues were 1.4% of net sales in the first three quarters of fiscal 2001 as compared to 1.5% in the first three quarters of fiscal 2000. Net credit revenues consist of the following:

                                                          First Three Quarters
                                                          ---------------------
(In thousands of dollars)                                   2001         2000
--------------------------------------------------------  --------     --------
Service charge revenues................................. $ 13,051     $ 11,765
Interest expense on securitized receivables  ...........   (3,659)      (3,046)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale .....   (3,215)      (2,499)
Gain on sale of receivables.............................      180           76
                                                          --------     --------
                                                         $  6,357     $  6,296
                                                          ========     ========

Service charge revenues increased by $1.3 million, or 10.9%, in the first three quarters of fiscal 2001 as compared to the first three quarters of fiscal 2000. This increase is primarily due to additional service charge revenues generated by newly originated customer credit card accounts in new stores opened since the same period of the prior year. The increase is also due to an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year.

Interest expense on securitized receivables increased by $613,000, or 20.1%, in the first three quarters of fiscal 2001 as compared to the first three quarters of fiscal 2000. This increase is primarily due to a higher level of outstanding securitized borrowings resulting from the issuance of the 2000-1 Series certificate in November 2000, partially offset by a lower weighted-average interest rate applicable to all securitized borrowings during the period (7.39% in the first three quarters of fiscal 2001 as compared to 7.66% in the first three quarters of fiscal 2000). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $716,000, or 28.7%, in the first three quarters of fiscal 2001 as compared to the first three quarters of fiscal 2000, reflecting an increasing trend in the Company's write-offs during the period. As a percent of sales, such losses increased to 0.7% in the first three quarters of fiscal 2001 as compared to 0.6% in the first three quarters of fiscal 2000. The gain on the sale of receivables of $180,000 in the first three quarters of fiscal 2001 is not materially different from the gain of $76,000 in the first three quarters of fiscal 2000.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments increased by approximately $400,000, or 15.3%, to $2.7 million in the first three quarters of fiscal 2001 as compared to $2.3 million in the first three quarters of fiscal 2000. This increase is primarily due to additional revenues generated by the leased shoe departments in the 28 of the Company's Pacific Northwest and Alaska locations, which were operated by an independent lessee since being opened in the second half of fiscal 2000. The Company terminated that lease in mid-August 2001 and reopened Company operated shoe departments in 15 of those stores at that time.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of the shoe departments in 28 Pacific Northwest and Alaska locations (through August 2001), and the fine jewelry departments and beauty salons, increased by approximately $2.8 million, or 17.6%, to $18.9 million in the first three quarters of fiscal 2001 as compared to $16.1 million in the first three quarters of fiscal 2000.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $49.6 million to $311.1 million in the first three quarters of fiscal 2001 as compared to $261.5 million in the first three quarters of fiscal 2000, an increase of 19.0%. The Company's gross margin percentage decreased to 33.7% in the first three quarters of fiscal 2001 as compared to 35.4% in the first three quarters of fiscal 2000, primarily due to higher markdowns as a percentage of net sales as compared to the same period of the prior year. The increased level of markdowns was primarily attributable to the clearance of excess seasonal inventory levels resulting from lower than expected sales in certain of the recently opened stores and to inventory liquidations at the six stores which were closed. In addition, last years' gross margin percentage benefited from non-recurring purchase discounts on the initial inventories for the acquired stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $27.4 million to $162.4 million in the first three quarters of fiscal 2001 as compared to $135.0 million in the first three quarters of fiscal 2000, an increase of 20.3%. As a percent of net sales, selling, general and administrative expenses increased to 34.6% in the first three quarters of fiscal 2001 as compared to 33.3% in the first three quarters of fiscal 2000. This increase as a percent of net sales is primarily due to the shortfall in expected sales volume, combined with higher health care and workers' compensation costs, as well as higher utilities costs in California. In addition, during the first half of fiscal 2001, the Company's new stores were operated with higher operating costs as a percentage of net sales than is generally experienced in the Company's previously existing stores. During the third quarter of fiscal 2001, the Company implemented various cost reduction initiatives aimed at reducing operating costs in those stores. In addition, the Company is continuing efforts to reduce energy consumption and other costs throughout all areas of the Company. However, no assurance can be given that the Company will be able to fully offset the impact of lower than expected sales volume and higher costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of goodwill and favorable lease rights, increased by approximately $2.3 million to $10.6 million in the first three quarters of fiscal 2001 as compared to $8.3 million in the first three quarters of fiscal 2000, an increase of 27.5%. As a percent of net sales, depreciation and amortization expense increased to 2.3% in the first three quarters of fiscal 2001 as compared to 2.0% in the first three quarters of fiscal 2000. The dollar increase is primarily due to additional depreciation related to assets acquired from Lamonts, capital expenditures for new stores and for the renovation of existing stores, and for information systems enhancements, both to integrate the newly acquired stores into the Company's existing systems and for other system enhancements. The increase is also due to an increase in the amortization of assets acquired under capital leases and to the amortization of goodwill and favorable lease rights recorded as a result of the Lamonts transaction.

New Store Pre-Opening Costs

No new store pre-opening costs were incurred in the first three quarters of fiscal 2001. The Company recognized a total of $5.9 million of new store pre-opening costs in the third quarter of fiscal 2000, including $5.7 million incurred in connection with the re-opening of the 34 stores acquired from Lamonts and $200,000 in connection with the new stores opened in Grants Pass, Oregon, Walla Walla, Washington and Redding, California on August 23, November 8 and November 10, 2000, respectively.

Store Closure Costs

Store closure costs, totaling $668,000 in the first three quarters of fiscal 2001, consist of estimated costs incurred in connection with previously described closure of six stores in June and July 2001, and with discontinuing the lease outsourced distribution center facility located in Kent, Washington. Such costs consist primarily of estimated lease termination costs, asset impairment charges and other incremental costs associated with the closure of the stores, net of estimated cost recoveries that may be achieved through subletting of the properties or through favorable lease terminations.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $1.8 million to $11.1 million in the first three quarters of fiscal 2001 as compared to $9.3 million in the first three quarters of fiscal 2000, an increase of 18.9%. As a percent of net sales, interest expense increased to 2.4% in the first three quarters of fiscal 2001 as compared to 2.3% in the first three quarters of fiscal 2000. These increases are primarily due to higher average outstanding borrowings on the Company's working capital facility, partially offset by a decrease in the weighted-average interest rate applicable to the facility (6.47% in the first three quarters of fiscal 2001 as compared to 8.30% in the first three quarters of fiscal 2000). These increases are also due to the completion of additional long-term financing transactions, including the issuance of a $10.0 million note payable in connection with the Lamonts acquisition in July 2000, and the completion of approximately $12.1 million of additional mortgage loan and fixtures and equipment lease financings in the first half of fiscal 2001. (See "Liquidity and Capital Resources").

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, was essentially unchanged at approximately $1.1 million in the first three quarters of both fiscal 2001 and 2000. As a percent of net sales, miscellaneous income decreased to 0.2% of net sales in the first three quarters of fiscal 2001 as compared to 0.3% in the first three quarters of fiscal 2000.

Income Taxes

The Company's interim effective tax benefits of (38.5%) in the first three quarters of fiscal 2001 and (39.5%) in the first three quarters of fiscal 2000 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective income tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company's net loss was ($10.0 million) in the first three quarters of fiscal 2001 as compared to ($3.3 million) in the first three quarters of fiscal 2000. On a per share basis (basic and diluted), the net loss was ($0.79) per share in the first three quarters of fiscal 2001 as compared to ($0.26) per share in the first three quarters of fiscal 2000. The net loss for the first three quarters of fiscal 2001 includes $668,000 pre-tax ($411,000, or $0.03 per share, after-tax) of non-recurring costs incurred in connection with the previously described closures of 6 stores and the leased distribution facility. The net loss for the first three quarters of fiscal 2000 includes $5.7 million pre-tax ($3.4 million, or $0.27 per share, after-tax) of non-recurring costs incurred in connection with the reopening of the 34 stores acquired from Lamonts. Excluding such costs, the net loss totaled ($9.6 million), or ($0.76) per share, in the first three quarters of fiscal 2001 as compared to net income of $105,000, or $0.01 per share, in the first three quarters of fiscal 2000.

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

The fiscal 2001 retail environment, combined with integration issues presented by the recent store acquisition, has presented the Company with many challenges. The Company acquired 34 former Lamonts store leases on July 24, 2000 for $17.6 million in cash. The cash purchase price was financed with proceeds from a $10.0 million three-year note payable, with the remaining $7.6 million provided from the Company's revolving line of credit. The cost of the acquisition, capital expenditures, costs associated with opening the stores, and lower than expected operating results generated by those stores since their opening, has reduced the Company's liquidity position and contributed to the increased operating loss incurred in the first three quarters of fiscal 2001. The Company's liquidity position has also been adversely affected by lower than expected sales volume in certain of its pre-existing stores resulting from the soft retail economic environment throughout fiscal 2001, which was intensified by the events of September 11, 2001.

As described more fully below, efforts to improve the Company's liquidity are focused primarily on the following areas: (i) refinancing the Company's revolving line of credit, which currently expires on March 31, 2002; (ii) reissuing the 2000-1 Series certificate, which was successfully completed on November 15, 2001; (iii) the sale or closure of underperforming stores; (iv) and reducing operating costs.

Sources of Liquidity.

Revolving Line of Credit.

The Company's primary source of working capital financing is a three-year $180.0 million revolving line of credit facility with Congress. Borrowings under the arrangement are limited to a restrictive borrowing base, as defined in the agreement, which is currently equal to approximately 75% of eligible merchandise inventories, less applicable reserves, if any. The actual amount available for borrowings, net of applicable reserves, totaled approximately 70% of eligible inventory at November 3, 2001, as compared to 75% as of August 4, 2001. Further reductions in the Company's borrowing capacity under the facility will materially adversely affect the Company's liquidity. Interest under the facility is charged at a rate of approximately LIBOR plus 2.00% (4.69% at November 3, 2001), with no interest charged on the unused portion of the line of credit. The Company had excess availability of $16.6 million on the facility as of November 3, 2001. The agreement contains various restrictive covenants, including one financial covenant pertaining to the maintenance of a minimum adjusted net worth, as defined in the agreement, with which the Company was in compliance as of November 3, 2001. The facility currently expires on March 31, 2002.

On November 12, 2001, the Company entered into a commitment (subject to, among other things, the completion of due diligence and full syndication with other banks and financial institutions) with a new lender for the renewal of the facility. Management presently expects that the new facility will provide for a higher advance rate against eligible merchandise inventory and increased borrowing capacity, thus improving the Company's liquidity position. The finalization of the new facility is expected to be complete by the end of fiscal 2001. However, no assurance can be given that the new facility will be finalized, or that the terms or conditions of the new facility will not be materially different from those contained in the present facility. The failure to finalize the new facility in a timely manner, or the failure to find an alternative source of financing in the event the new facility is not finalized, will have a material adverse affect on the Company's liquidity.

Receivables Securitization Program.

The Company sells all of its accounts receivable arising under its private-label credit cards on an ongoing basis under a receivables securitization facility. The facility provides the Company with an additional source of working capital and long-term financing that is generally more cost- effective than traditional debt financing.

Under the program, a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series") has been issued to a single investor through a private placement. Interest on the 1999-1 Series is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004. On November 16, 2000, a Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series") was also issued in the principal amount of up to $24.0 million. The GCC Trust borrows against the 2000-1 Series certificate on a revolving basis, similar to a revolving line of credit arrangement. Such borrowings are limited to a specified percentage of the outstanding balance of receivables owned by GCC Trust, and therefore varies depending on seasonal fluctuations in the underlying receivables. The holder of the 2000-1 Series certificate earns interest on a monthly basis at a variable rate equal to one-month LIBOR plus 1.5% (4.025% at November 3, 2001). As of November 3, 2001, $9.4 million was issued and outstanding against the certificate, which was the maximum amount available for borrowings as of that date. The 2000-1 Series certificate was issued for an initial 364-day commitment period expiring October 31, 2001 (extended through November 30, 2001), and is extendable for subsequent periods of up to 364 days at the option of GCC Trust and the certificate holder, through July 31, 2003.

On November 15, 2001, GCC Trust renewed the 2000-1 Series certificate through the issuance of two 2000-1 Series certificates in an aggregate principal amount of up to $20.0 million. The revolving period for the 2000-1 Series certificates, as amended and restated, will terminate no later than October 31, 2002, and bear interest at a variable rate equal to the one-month LIBOR rate plus 2.75%, with a minimum rate of 5.0%. While the newly issued 2000-1 Series certificates were issued for $4.0 million less than was previously issued, due to the seasonal fluctuations in the underlying receivables, that $4.0 million was only available for borrowings for six to eight weeks during December and January. Accordingly, the borrowing capacity under the newly issued certificates is essentially equal to that previously available. As of the date of this report, $20.0 million was issued and outstanding against the Series 2000-1 certificates. The outstanding principal balances of the certificates, which are treated as off-balance sheet for financial reporting purposes, are to be repaid in six equal monthly installments commencing in the second month following the expiration date. In the event the commitment period is renewed through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

Monthly cash flows generated by the Gottschalks' credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of principal (when required) and interest to the investor, and monthly servicing fees to the Company. Any excess cash flows are then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company. Subject to certain conditions, the Company may expand the securitization program to meet future receivables growth.

Other Sources of Liquidity.

The Company has continued to sell or close stores that are underperforming as a means to improve its liquidity position. During the second quarter of fiscal 2001, the Company closed six of the acquired stores. The Company also ceased using an outsourced distribution center facility located in Kent, Washington, as planned, and consolidated all of the Company's distribution functions into its primary distribution facility located in Madera, California. Of the six stores, four were closed, the lease of the fifth store was allowed to expire and the lease of the sixth store was terminated by the landlord. The Company subsequently reopened one of the four closed stores in September 2001. In the event the Company is not successful in selling or subletting the remaining three closed stores, the Company may also be required to reopen, or incur additional lease payments, for one or more of those stores under the terms of the respective leases. The Company has also entered into an agreement to sell one additional store in January 2002 for $900,000 in cash. No material gain or loss, or related store closure costs, are expected to be incurred in connection with that store closure. Management may consider additional store closings if it is deemed to be financially advantageous to the Company.

The Company has also continued efforts to obtain financing from external resources as a means of improving its liquidity position. In May 2001, the Company completed a $4.0 million mortgage financing of the building acquired in the Lamonts transaction, and during the first half of fiscal 2001, the Company also received a total of $8.1 million from the sale and leaseback of certain fixtures and equipment. Proceeds from these transactions, totaling $12.1 million, were used to reduce outstanding borrowings under the revolving line of credit.

Uses of Liquidity.

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first three quarters of 2001, totaling $14.1 million, were primarily related to information system enhancements, and the renovation and refixturing of certain existing locations. The Company presently has no commitments to open or remodel any stores in the remainder of fiscal 2001 or fiscal 2002.

The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to, successfully finalizing the new revolving line of credit; the ability to sell, assign or sublet the three closed stores and to dispose of other unprofitable assets; the availability of cash flows from operations; and the availability of adequate borrowing capacity under the present revolving line of credit, trade credit, acceptable terms with vendors and other factors which may fluctuate from time to time and are subject to change. Management currently believes that the described sources of liquidity, including without limitation, management's expectation of finalizing the new credit facility on acceptable terms, will be adequate to meet the Company's working capital, capital expenditure and debt service requirements for the foreseeable future. However, if the expected sources of liquidity become unavailable or substantially reduced, the Company would explore other sources of liquidity but there could be no assurance such capital would be available or available on terms acceptable to the Company.

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

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The Company will adopt SFAS No. 144 effective the beginning of fiscal 2002 and does not currently expect that the adoption will have a significant effect on the Company's financial position or its results of operations.

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include discussions regarding the Company's performance, liquidity and adequacy of capital resources. These statements are based on the Company's current assumptions and expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such forward-looking statements may be identified by words including, but not limited to: "will," "believes," "anticipates," "intends," "seeks," "may," "expects," and "estimates," or similar terms, variations of such terms or the negative of such terms.

The forward-looking statements are qualified by important factors that could cause results to differ materially from those identified in such forward-looking statements, including, without limitation, the following: (i) the ability to improve the profitability and cash flows of the stores acquired from Lamonts; (ii) the ability to renew the revolving line of credit facility on a timely basis; (iii) the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to, health care, workers' compensation and utilities costs; (iv) the ability to satisfy covenants contained in the Company's various credit facilities and other debt agreements; (v) the level of demand for the merchandise offered by the Company; (vi) the continued ability to obtain adequate credit from factors and vendors and the timely availability of branded and other merchandise; (vii) the effect of economic conditions, both nationally and in the Company's specific market areas; (viii) the effect of severe weather or natural disasters; (ix) fluctuations in consumer confidence and demand generally, including uncertainties arising from the terrorist attacks on September 11, 2001; and (x) the effect of competitive pressures from other retailers. Results actually achieved thus may differ materially from expected results in these statements as a result of the foregoing factors or other factors affecting the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2000 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit, the Series 2000-1 certificates and on certain of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended November 3, 2001.

The Company's credit agreement with Congress prohibits the Company from paying dividends without prior written consent from that lender.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are hereby being filed pursuant to the requirements of Item 601 of Regulation S-K.

(b)&9;The Company did not file any Current Reports on Form 8-K during the thirteen week period ended November 3, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.

(Registrant)

December 18, 2001

By:	/s/ James R. Famalette

James R. Famalette
(President and Chief Executive Officer)

December 18, 2001

By:	/s/ Michael S. Geele

Michael S. Geele
(Senior Vice President and Chief Financial Officer)