Form 10-Q/A
period 2001-11-03
GOTTSCHALKS INC
filed 2002-01-08
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

GOTTSCHALKS INC. AND SUBSIDIARY
TABLE OF CONTENTS

This Quarterly Report on Form 10-Q/A for the quarterly period ended November 3, 2001 is hereby being filed to correct a clerical error contained in the previously filed Quarterly Report on Form 10-Q for the same period. The clerical error, which is contained in Part I. Item I. "Financial Statements (Unaudited)", relates to the omission of the line item titled "Subordinated Note Payable to Affiliate" in the Company's condensed consolidated balance sheets for all periods presented.

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
                                                 ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities.................. $   113,449  $    86,515  $   125,197
  Revolving line of credit.....................     134,724       32,828       39,841
  Current portion of long-term obligations.....       8,456        6,537        6,549
                                                 -----------  -----------  -----------
      Total current liabilities................     256,629      125,880      171,587

LONG-TERM OBLIGATIONS (less current portion):
  Revolving line of credit.....................          --       80,000      100,000
  Notes and mortgage loans payable.............      27,195       27,837       29,320
  Capitalized lease obligations................       9,933        5,175        5,172
                                                 -----------  -----------  -----------
                                                     37,128      113,012      134,492

DEFERRED INCOME & OTHER........................      30,974       32,017       27,323

* SUBORDINATED NOTE PAYABLE TO AFFILIATE.......      21,560       21,303       21,218

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...........................     107,689      117,573      107,068
                                                 -----------  -----------  -----------
                                                $   453,980  $   409,785  $   461,688
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

3. RECEIVABLES SECURITIZATION PROGRAM

The Company sells all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly- owned subsidiary, GCRC, and those receivables that meet certain eligibility requirements of the program are simultaneously conveyed to Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. GCC Trust is a qualified special purpose entity under SFAS No. 140 and is not consolidated in the Company's financial statements. The Company accounts for the transfer of receivables to GCC Trust as sales for financial reporting purposes and such transferred receivables are removed from the Company's balance sheet.

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

On November 15, 2001, GCC Trust renewed the 2000-1 Series certificate through the issuance of two 2000-1 Series certificates in an aggregate principal amount of up to $20.0 million. The revolving period for the 2000-1 Series certificates, as amended and restated, will terminate no later than October 31, 2002, and bear interest at a variable rate equal to the one- month LIBOR rate plus 2.75%, with a minimum rate of 5.00%. As of the date of this report, $20.0 million was issued and outstanding against the Series 2000-1 certificates. The outstanding principal balances of the certificates, which are treated as off-balance sheet for financial reporting purposes, are to be repaid in six equal monthly installments commencing in the second month following the expiration date. In the event the commitment period is renewed through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

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

Net Loss

As a result of the foregoing, the Company's net loss was ($10.0 million) in the first three quarters of fiscal 2001 as compared to ($3.3 million) in the first three quarters of fiscal 2000. On a per share basis (basic and diluted), the net loss was ($0.79) per share in the first three quarters of fiscal 2001 as compared to ($0.26) per share in the first three quarters of fiscal 2000. The net loss for the first three quarters of fiscal 2001 includes $668,000 pre-tax ($411,000, or $0.03 per share, after-tax) of non- recurring costs incurred in connection with the previously described closures of 6 stores and the leased distribution facility. The net loss for the first three quarters of fiscal 2000 includes $5.7 million pre-tax ($3.4 million, or $0.27 per share, after-tax) of non-recurring costs incurred in connection with the reopening of the 34 stores acquired from Lamonts. Excluding such costs, the net loss totaled ($9.6 million), or ($0.76) per share, in the first three quarters of fiscal 2001 as compared to net income of $105,000, or $0.01 per share, in the first three quarters of fiscal 2000.

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

On November 15, 2001, GCC Trust renewed the 2000-1 Series certificate through the issuance of two 2000-1 Series certificates in an aggregate principal amount of up to $20.0 million. The revolving period for the 2000-1 Series certificates, as amended and restated, will terminate no later than October 31, 2002, and bear interest at a variable rate equal to the one- month LIBOR rate plus 2.75%, with a minimum rate of 5.0%. While the newly issued 2000-1 Series certificates were issued for $4.0 million less than was previously issued, due to the seasonal fluctuations in the underlying receivables, that $4.0 million was only available for borrowings for six to eight weeks during December and January. Accordingly, the borrowing capacity under the newly issued certificates is essentially equal to that previously available. As of the date of this report, $20.0 million was issued and outstanding against the Series 2000-1 certificates. The outstanding principal balances of the certificates, which are treated as off-balance sheet for financial reporting purposes, are to be repaid in six equal monthly installments commencing in the second month following the expiration date. In the event the commitment period is renewed through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

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