Form 10-K
period 2002-02-02
GOTTSCHALKS INC
filed 2002-05-03
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 1-09100

Gottschalks Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0159791
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7 River Park Place East
Fresno, California    93720
(Address of Principal Executive Offices including Zip Code)

(559) 434-4800
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 Par Value	Name of each exchange on which registered New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2002: Common Stock, $.01 par value: $33,081,000

      On March 31, 2002 the Registrant had outstanding 12,726,364 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 20, 2002, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

Gottschalks Inc.

2001 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Item 1. BUSINESS

GENERAL

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. The Company currently operates 73 full-line "Gottschalks" department stores located in six Western states, with 39 stores located in California, 20 in Washington, six in Alaska, three in both Idaho and Oregon and two in Nevada. The Company also operates 13 "Gottschalks" and "Village East" specialty apparel stores which carry a limited selection of merchandise.

The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings including china, housewares, domestics, small electric appliances and, in selected locations, furniture and mattresses. The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers.

The Company has operated continuously for 98 years since it was founded by Emil Gottschalk in 1904. At the time the Company initially offered its stock to the public in 1986, the Company operated 10 department stores. Since then, a total of 69 department stores have been added, with 42 of those stores being added through acquisitions in fiscal 1998 and 2000. Six of the stores acquired in fiscal 2000 were subsequently closed in fiscal 2001. The Company is incorporated in the state of Delaware.

Gottschalks Inc. has one wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), which was formed in 1994 in connection with a receivables securitization program. (See Note 3 to the Consolidated Financial Statements.)

ACQUISITIONS

The Company has completed two significant acquisitions in its operating history, including the acquisition of eight stores from The Harris Company ("Harris") in fiscal 1998, and an additional 34 stores from Lamont's Apparel, Inc. ("Lamonts") in fiscal 2000.

The Lamonts Acquisition

The Company completed the largest acquisition in its operating history on July 24, 2000, significantly expanding its presence throughout the Pacific Northwest and Alaska. Under the transaction (hereinafter the "Lamonts acquisition"), the Company acquired 37 department store leases, related store fixtures and equipment and one store building from Lamonts, a bankrupt specialty apparel store chain, for a cash purchase price of $20.1 million. Concurrent with the closing of the transaction, the Company sold one of the store leases for $2.5 million, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17.6 million for 34 store leases, related store fixtures and equipment and one store building. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores acquired were located in five Western states, with 19 stores in Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. The Company converted the acquired stores to the Gottschalks banner and re-opened the stores in early September 2000. In fiscal 2001, the Company closed six of the acquired stores that were determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. (See "Risk Factors - The Company Continues To Face Integration Challenges With The Lamonts Acquisition.")

The Harris Acquisition

On August 20, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Harris, a wholly-owned subsidiary of El Corte Ingles ("ECI") of Spain. Harris operated nine full-line department stores located in the Southern California area. As planned, the Company closed one of the acquired stores on January 31, 1999. The purchase price for the assets consisted of 2,095,900 shares of common stock of the Company and a $22.2 million 8% Extendable Subordinated Note, due March 2003 (subsequently extended to March 2006) (the "Subordinated Note"). As a result of the acquisition, Harris became a significant stockholder of the Company, and both Harris and ECI became affiliates of the Company. The Company also leases three of its store locations from ECI. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources - Transactions with Affiliate.")

OPERATING STRATEGY

Merchandising Strategy

The Company's merchandising strategy is directed at offering and promoting moderate to upper-moderately priced brand-name merchandise recognized by its customers for style and value. Brand-name merchandise is complemented with offerings of private-label and other higher and budget-priced merchandise. Brand-name apparel, shoe, cosmetic and accessory lines carried by the Company include Estee Lauder, Lancome, Clinique, Chanel, Dooney & Bourke, Nine West, Liz Claiborne, Calvin Klein, Ralph Lauren (Polo and Chaps), Guess, Nautica, Karen Kane, Tommy Hilfiger, Esprit, Evan Picone, Haggar, Koret and Levi Strauss. Brand-name merchandise carried for the home includes Lenox, Krups, Calphalon, Royal Velvet, Waterford, Mikasa, KitchenAid and Samsonite.

The Company has also directed considerable effort towards improving the quality and increasing the penetration of private-label merchandise in its overall merchandise mix. The Company's most well recognized private-label is "Shaver Lake," currently carried in the women's, men's and children's departments, as well as in certain departments in the home division. The "Shaver Lake" brand is exclusively offered in Gottschalks stores, and provides an opportunity to increase Gottschalks' brand acceptance and promote competitive differentiation.

The Company purchases merchandise from numerous suppliers. In no instance did purchases from any single vendor amount to more than 5% of the Company's net purchases in fiscal 2001. The Company's merchandising activities are conducted centrally from its corporate offices in Fresno, California.

The Company's merchandise mix as a percentage of total sales (including leased department sales) is reflected in the following table:

                                       Fiscal Years
                      -------------------------------------------
                       2001     2000     1999     1998     1997
                      -------  -------  -------  -------  -------
Women's Apparel......   29.3%   28.0%   26.6%   27.0%   27.2%
Cosmetics, Shoes
  & Accessories(1)...   22.5     22.5     22.2     19.0     17.8
Home.................   20.1     20.8     22.1     22.2     22.7
Men's Apparel........   13.8     14.0     13.7     14.0     14.0
Junior's and
 Children's Apparel..   10.5     10.7     10.3     10.1     10.5
 Leased Departments(1    3.8      4.0      5.1      7.7      7.8
                      -------  -------  -------  -------  -------
  Total Sales........  100.0%  100.0%  100.0%  100.0%  100.0%
                      =======  =======  =======  =======  =======

(1) The increase in Cosmetics, Shoes and Accessories department sales as a percentage of total sales, and the corresponding decrease in Leased Department sales as a percentage of total sales since fiscal 1997 relates to the planned conversion of the shoe departments in the Company's stores from leased departments to owned departments. Prior to mid- fiscal 1998, all of the Company's shoe departments were operated by an independent lessor. Since that time, the Company has converted the shoe departments in groups of stores from leased departments to owned departments, with the conversion fully complete in August 2001. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Store Locations

The Company's stores are located primarily in diverse, growing, non-major metropolitan or suburban areas in the western United States where management believes there is strong demand and fewer competitors offering similar better to moderate brand-name merchandise and a high level of customer service. The Company has historically avoided expansion into the center of major metropolitan areas that are well served by the Company's larger competitors, and has instead sought to open new stores in nearby suburban or secondary market areas.

The Company's department stores are generally anchor tenants of regional shopping malls or strategically located strip centers. Other anchor tenants in the malls or strip centers generally complement the Company's goods with a mixture of competing and non-competing merchandise, and serve to increase customer foot traffic. With new regional shopping mall construction on the decline, one of the Company's strategies is to open stores in smaller and more diverse locations that may not be desired by its larger competitors that adopt a more standardized approach to expansion.

While the Company currently has no new store openings planned for fiscal 2002, future new store openings will focus on sites that will serve to "fill in" geographical areas between existing stores. Management believes this strategy will improve the Company's ability to leverage advertising, transportation and other operating costs more effectively. In addition to opening individual store locations, the Company may also pursue additional selective strategic acquisitions. (See Part I, Item I, "Business -- Acquisitions".)

The Company has continued to invest in the renovation and refixturing of its existing store locations in an attempt to maintain and improve market share in those market areas. Store renovation projects can range from updating décor and improving in-store lighting, fixturing, wall merchandising and signage, to more extensive remodeling and expansion projects. The Company sometimes receives reimbursement from mall owners and vendors for certain of its new store construction costs and costs associated with the renovation and refixturing of existing store locations. Such contributions have enhanced the Company's ability to enter into attractive market areas that are consistent with the Company's long-term expansion plans.

The following tables present selected data related to the Company's stores for the fiscal years indicated:

                                              Fiscal Years
                           --------------------------------------------------
                            2001       2000        1999    1998        1997
                           -------    -------     ------- -------     -------
Stores open at year-end:
--------------------------
Department stores.........     73  (1)    79  (2)     42      40  (3)     34
Specialty stores (4)......     13         17          20      22          25
                           -------    -------     ------- -------     -------
    Total                      86         96          62      62          59
                           =======    =======     ======= =======     =======

Gross store square
footage (in thousands):
--------------------------
Department stores.........  5,876      6,139       4,377   4,301       3,391
Specialty stores..........     54         63          77      83          94
                           -------    -------     ------- -------     -------
    Total                   5,930      6,202       4,454   4,384       3,485
                           =======    =======     ======= =======     =======

(1) The Company closed 6 stores in fiscal 2001, all of which were acquired in the Lamonts acquisition in July 2000.

(2) The Company opened 37 new department stores in fiscal 2000, including the 34 store locations acquired from Lamonts on July 24, 2000, and three additional new stores opened during the third and fourth quarter of the year.

(3) The Company acquired nine stores from Harris in August 1998, closing one of the stores acquired on January 31, 1999, as planned. Two of the stores acquired are located in malls with pre-existing Gottschalks locations. The Company combines separate locations within the same mall for the purpose of determining the total number of stores being operated, resulting in a net addition of six department stores in fiscal 1998.

(4) The Company has continued to close certain free-standing Village East stores as their leases expire and incorporate those stores as separate departments into nearby Gottschalks department stores.

Following is a summary of the Company's department store locations, by store size:

                                                  # of
                                                 stores
                                                  open
                                                 -------
  Larger than 200,000 gross square feet.....          3
  150,000 - 199,999 gross square feet.......          7
  100,000 - 149,999 gross square feet.......          9
   40,000 -  99,999 gross square feet.......         42
   20,000 -  39,999 gross square feet.......         12
                                                 -------
        Total...............................         73
                                                 =======

Marketing Strategy

The Company's marketing strategy is based on a multi-media approach, using newspapers, television, radio, direct mail and catalogs to highlight seasonal promotions, selected brand-name merchandise and frequent storewide sales events. Advertising efforts are focused on communicating branded merchandise offered by the Company, and the high levels of quality, value and customer service available in the Company's stores. In its efforts to improve the effectiveness of its advertising expenditures, the Company uses data captured through its proprietary credit card to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments or store locations.

The Company's sales promotion strategy also focuses on special events such as fashion shows, bridal shows and wardrobing seminars in its stores and in the communities in which they are located to convey fashion trends to its customers. The Company receives reimbursement for certain of its promotional activities from some of its vendors.

The Company offers selected merchandise, a Bridal Registry service, and other general corporate information on the World Wide Web at >http://www.gottschalks.com, and sells merchandise through its mail order department. The information on the Company's website is not part of this annual report.

Customer Service

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

Distribution of Merchandise

The Company's primary distribution center is a 420,000 square foot facility located in Madera, California. The facility, constructed in 1989, is located in close proximity to the Company's corporate headquarters in Fresno, California. The facility currently serves all of the Company's store locations, with daily distributions of merchandise to all stores, including its stores located in states outside California. During the period of July 2000 through June 2001, the Company distributed merchandise to its locations in Washington, Alaska, Idaho and two of the stores located in Oregon through an outsourced facility located in Kent, Washington. The Company ceased using the outsourced facility in June 2001, consolidating all of its distribution functions to its primary facility in Madera.

The Company has continued to improve its logistical systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. The Company's logistical system enables the Company to "cross dock" the majority of its merchandise, thereby processing merchandise through the distribution center and to the stores in minutes and hours as compared to several days in the past. The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance. Such fees are intended to offset higher costs associated with the processing of and payment for such merchandise.

Private-Label Credit Card

The Company issues its own credit card, which management believes enhances the Company's ability to generate and retain market acceptance and increase its sales and credit-related revenues. As described more fully in Note 3 to the Consolidated Financial Statements, the Company conveys its customer credit card receivables to its wholly-owned subsidiary, GCRC, on an ongoing basis in connection with a receivables securitization program. The Company has continued to service and administer the receivables under the program.

The following table represents a summary of information related to the Company's credit card receivable portfolio for the fiscal years indicated:

                                                     Fiscal Years
                             ----------------------------------------------------
                               2001        2000        1999      1998      1997
                             --------    --------    --------  --------  --------
                                                 (In thousands of dollars)
Average credit card
 receivables serviced (1).. $ 88,617    $ 80,992    $ 79,125  $ 69,143  $ 64,612

Service charge income (2).. $ 17,817    $ 16,832    $ 15,618  $ 13,522  $ 11,711

Credit sales as a
  % of total sales.........     40.9%(3)    41.4%(3)    44.2%     43.1%     43.7%

  Includes receivables sold, the retained interest in receivables sold, and receivables that are ineligible for transfer to GCC Trust and are retained by the Company, all of which are serviced by the Company.

  The dollar increases in service charge income are primarily due to additional service charge revenues generated by newly originated customer credit card accounts and by new credit programs. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

  Excluding credit sales generated in the 37 stores opened in fiscal 2000, which have continued to generate a lower credit sales percentage than the Company's more mature stores, credit sales as a percentage of total sales was 45.0% in fiscal 2001 and 43.9% for fiscal 2000.

The Company has a variety of credit-related programs which management believes have improved customer service and increased credit-related revenues. Such programs include:

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

As of March 31, 2002, the Company had approximately 754,000 active credit card holders, as compared to 747,000 active credit card holders as of March 31, 2001. Management believes holders of the Company's credit card typically buy more merchandise from the Company than other customers.

Competition and Seasonality

See Part I, Item I, "Risk Factors - We Face Significant Competition from Other Retailers" and "Risk Factors - Our Business is Susceptible to Economic Conditions and Other Factors that Affect our Markets, Some of Which are Beyond our Control".

Employees

As of February 2, 2002, the Company had approximately 7,200 employees, including 2,000 employees working part-time (less than 20 hours per week on a regular basis). As of February 3, 2001, the Company had 8,300 employees (including 2,200 working part-time). The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately 130 employees in seven former Lamonts locations in King County, Washington are covered by a collective bargaining agreement with the United Food and Commercial Worker's Union (UFCW). After the acquisition of Lamonts' assets, which included the leases of those seven stores, the Company engaged in good faith bargaining and as a result, ratified an agreement with the union with a 2-½ year term on April 7, 2001. The agreement expires on September 30, 2003. Management does not believe that the agreement will have a material affect on the Company's business, its financial condition or results of operations. Management considers its employee relations to be good.

Executive Officers of the Registrant

Information relating to the Company's executive officers is included in Part III, Item 10 of this report and is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains certain "forward-looking statements" regarding activities, developments and conditions that the Company anticipates may occur or exist in the future relating to things such as:

  the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements;

  the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors;

  the Company's ability to either improve the operating results and cash flows of certain of the stores acquired in the Lamonts acquisition, or to sell, sublease or close those stores that continue to be underperforming;

  the Company's ability to obtain an extension of the Harris letter of credit (See "Risk Factors - An Affiliate Is Providing Credit Enhancement To The Senior Revolving Credit Facility");

  the Company's ability to finalize the Proposed Transaction (as defined below; see "Risk Factors"), or to finalize alternative transactions in the event the Proposed Transaction is not finalized;

  the Company's ability to either renew or extend the maturity of the 2000-1 Series Certificates prior to the expiration of their current commitment period on October 31, 2002;

  the impact of higher interest rates;

  the impact of higher operating costs, including workers' compensation, health care and energy costs;

  future capital expenditures;

  the Company's competitive strategy, competitive pricing and other competitive pressures;

  the ability of the Company to sell or sublease the three stores closed in fiscal 2001;

  the effect of the adoption of new accounting standards by the Company;

  the realization of the Company's deferred tax assets;

  the Company's assumptions and expectations underlying its critical accounting policies (see "Management's Discussion and Analysis of Financial Condition and Results of Operations");

  the unlikelihood of potential draws under the Company's outstanding standby letters of credit;

  the overall level of consumer spending and demand for the products offered;

  general economic conditions;

  the impact of sales promotions and customer service programs on consumer spending;

  lease extensions and suitable alternative store locations; and

  the utilization of consumer credit programs.

Such forward-looking statements can be identified by words such as: "believes," "anticipates," "expects," "intends," "seeks," "may," "will," "projects," "forecasts," "plans" and "estimates". The Company bases its forward-looking statements on its current views and assumptions. As a result, those statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Some of the factors that could cause the Company's results to differ from those predicted include the following risk factors, as well as other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results.

The following list of important factors is not exclusive and the Company does not undertake to revise or update any forward-looking statement to reflect events or circumstances that occur after the statement is made.

RISK FACTORS

The Company's business is subject to certain risks, and those risks should be considered while evaluating its business and financial results. Any of the risks discussed below could materially and adversely affect the Company's operating results and financial condition, as well as the projections and beliefs about its future performance. Accordingly, the Company's results could differ materially from those projected in its forward-looking statements. In addition, the preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ materially from the Company's estimates and assumptions. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.")

The Company's Current Sources of Liquidity May Not Be Adequate

The Company's working capital requirements are currently met through a combination of cash generated by operations, borrowings under its senior revolving credit facility, sales of proprietary credit card accounts under its receivables securitization program, short-term trade and factor credit, and by proceeds from external financings and sale transactions. The Company's liquidity position is also currently partially dependent upon credit enhancement provided by an affiliate. In the event these sources of liquidity are not adequate, the Company may be required to pursue one or more alternative strategies to improve its liquidity position, which could include the sale of additional stores. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, the Company's business, financial condition and results of operations may be materially adversely affected.

Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes is limited. This limited financial flexibility may result in increased vulnerability to general adverse economic and industry conditions, a more limited ability to react to changes in the business environment and the industry in which the Company competes, and the Company may be at a competitive disadvantage with competitors that have less debt and greater access to capital resources. In addition, a significant portion of the Company's cash flow from operations must be dedicated to the payment of principal, interest and other fees relative to its debt, which reduces the funds available to operations. Risks and uncertainties associated with the previously described sources of liquidity are described more fully below.

The Company Is Highly Dependent On Its Senior Revolving Credit Facility For Working Capital Purposes

The Company is highly dependent on its ability to borrow against its senior revolving credit facility for working capital purposes. The Company's senior revolving credit facility (the "GE facility"), for which General Electric Capital Corporation ("GE Capital") acts as administrative agent, currently provides for borrowings of up to $165.0 million through January 31, 2005. Such borrowings are subject to a restrictive borrowing base equal to a specified percentage of eligible merchandise inventory, less other reserves that are established by GE Capital. Several factors can influence the maximum amount the Company is able to borrow under this facility, including without limitation, the level of eligible inventory, the appraised value of eligible inventory and the level of reserves established against eligible inventory. Any significant reduction to the Company's borrowing capacity under the GE facility would have a material adverse affect on the Company's liquidity position.

The GE facility contains restrictive financial and operating covenants, including without limitation, the requirement to maintain a minimum twelve-month trailing EBITDA (as defined in the agreement) and the requirement to maintain a minimum accounts payable to inventory ratio. Certain of the Company's other debt agreements also contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants would cause a cross-default under the majority of the Company's other debt agreements. Any of these defaults, if not waived, could result in a majority of the Company's debt becoming immediately due and payable. If this were to occur, the Company may not be able to repay the debt or borrow sufficient funds to refinance it. Even if new financing were available, the Company may not be able to complete such refinancing quickly enough or at financially acceptable terms. In addition, as described more fully below, a default under the GE facility would also result in a cross-default under the securitization program. (See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition.")

The Company Is Highly Dependent On Key Relationships With Factors And Vendors

The success of the Company's business is highly dependant upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell it products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, would have a material adverse affect on the Company's business, liquidity position, and results of operations.

In the months prior to the finalization of the GE facility on February 1, 2002, the Company experienced a significant reduction in the level of unsecured credit offered by many of its factors and vendors. Because the Company's fiscal 2001 holiday merchandise had already been received, the reduction in trade and factor credit did not materially affect the Company's level of inventory receipts for fiscal 2001. Management believes the reduction of trade and factor credit was not only precipitated by the pending expiration of the Company's previous revolving credit facility, but was also caused by factors outside the Company's control, including the events of September 11th and the fiscal 2001 bankruptcy filing by a major retailer. Following the finalization of the GE facility, the level of unsecured credit offered by vendors increased, but unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, remained restricted.

Management subsequently negotiated the restoration of credit lines with its key factors by issuing $10.7 million of standby letters of credit to provide partial guarantees. The standby letters of credit issued to key factors currently expire in June and July 2002. A total of $7.0 million of those letters of credit are supported by the Harris letter of credit, described below. The Company expects to extend the expiration dates of those letters of credit in order to ensure the Company continues to receive factor credit. If Harris does not agree to extend its letter of credit, the letters of credit issued to factors would no longer be supported by the Harris letter of credit, and their extension beyond June 30, 2002 would result in a $7.0 million reduction to the borrowing availability under the GE facility.

There can be no assurance the Company will continue to receive an adequate level of key factor and vendor trade credit to support its operations. Any further reductions of trade and factor support or a lack of further improvements in the level of unsecured factor and trade support granted to the Company may impair the Company's ability to purchase an adequate level of merchandise to support its operations. The inability to purchase an adequate level of merchandise would have a material adverse affect on the Company's business, liquidity position and results of operations.

An Affiliate Is Providing Credit Enhancement To The Senior Revolving Credit Facility

The standby letters of credit issued by the Company to key factors reduced borrowing availability under the GE facility. In order to offset most of this availability reduction, Harris, an affiliate of the Company, agreed to provide short-term credit enhancement to the GE facility under the terms of a Credit Facilitation Agreement entered into with the Company on February 22, 2002.

Under the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to GE Capital in the amount of $7.0 million for the purpose of collateralizing certain of the standby letters of credit that were subsequently issued under the GE facility to key factors. The Harris letter of credit currently expires on June 30, 2002 and is collateralized by proceeds that may be received from a proposed sale of the Company's ownership interest in the partnership that owns the Company's corporate headquarters (the "Proposed Transaction"), but is otherwise a general and unsecured obligation of the Company. Repayment of drawings under the Harris letter of credit is also guaranteed by the Company's Chairman of the Board and certain of his family members. (See Note 15 to the accompanying Consolidated Financial Statements.) Under the current terms of the Credit Facilitation Agreement, the Harris letter of credit will be reduced dollar-for-dollar by the amount of net proceeds received from the Proposed Transaction. The Company has requested that Harris extend the expiration date of the letter of credit through September 30, 2002, and remove the provision that the letter of credit be reduced dollar-for-dollar by proceeds from the Proposed Transaction. While management currently expects that Harris will agree to such revisions, no assurance can be given that such revisions will be approved. In the event Harris does not agree to such revisions, the credit enhancement to the GE facility will be substantially reduced in the event proceeds from the Proposed Transaction are received prior to June 30, 2002, and will be eliminated entirely on June 30, 2002. As described previously, because the Harris letter of credit supports $7.0 million of letters of credit issued to factors which are expected to extend beyond June 30, 2002, the elimination of the credit enhancement provided by the Harris letter of credit would significantly reduce the Company's borrowing capacity under the GE facility.

The Company Continues To Face Integration Challenges With The Lamonts Acquisition

The Lamonts acquisition presented the Company with many challenges. As described more fully in the Company's Annual Report on Form 10-K for the year ended February 3, 2001, the Company incurred a significant outflow of cash in fiscal 2000 in connection with the Lamonts acquisition, using its then existing line of credit to fund a portion of the cash purchase price, as well as costs associated with opening and initial stocking of the stores with inventory and supplies and capital expenditures to refurbish the stores and integrate information systems. In addition, the acquired stores' results for the first five months of their operation fell short of expected levels. All of these factors contributed to the $31.3 million operating cash flow deficit in fiscal 2000. In fiscal 2001, the acquired stores generally continued to perform below expectations. This lower than expected performance, which was primarily due to slow customer acceptance and a soft retail economic environment that was intensified by the events of September 11th, contributed to the Company's reduced earnings and liquidity position. Based on a review of the long-term prospects of each of the acquired stores, management decided to close six of the 34 acquired stores in fiscal 2001.

The Company is continuing to operate 28 of the original 34 acquired stores. However, 10 of those stores continue to perform below expectations. In the event the Company is unable to improve the operating performance of those locations, management may consider the sale, sublease or closure of those locations in the future. In the past, the Company has successfully improved the operating results and cash flows of under performing locations through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. There can be no assurance, however, that these strategies will improve the operating results and cash flows of those under performing stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations. As a result, significant store closure costs may be incurred in the future.

The Company has approximately $27.6 million of long-lived assets (including leasehold improvements, fixtures and equipment, a building, favorable lease rights and goodwill) recorded as of February 2, 2002 with respect to the 28 locations acquired from Lamonts that the Company is continuing to operate. At February 2, 2002, the Company determined that no impairment existed in those locations based on anticipated cash flows over the expected lease terms, or in some cases, based on third party appraisals. If actual market conditions are less favorable than those projected, future charges for the impairment of long-lived assets may be incurred. In addition, as of February 2, 2002, the Company has a total of $7.6 million of goodwill (net of accumulated amortization) recorded in connection with previous acquisitions. Effective the beginning of fiscal 2002, the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" will be implemented. As a result, the Company will no longer amortize previously recorded goodwill and will instead evaluate goodwill for impairment at least annually, or at any time certain indicators of impairment arise. The Company will continue to amortize its other long-lived assets over their respective estimated useful lives. The Company is in the process of evaluating the impact of adopting SFAS No. 142 and there can be no assurance that at the time the review is completed that a material impairment charge will not be recorded.

The Company's Securitization Program Provides An Important Source Of Working Capital Financing

The Company securitizes the receivables generated under its private-label credit card. Under the securitization program, the Company conveys all of its customer credit card receivables to a wholly-owned subsidiary, GCRC, on a daily basis and certain of those receivables are simultaneously conveyed to GCC Trust, a qualified special purpose entity, which issues securities representing interests in the receivables to investors.

The receivables securitization program contains restrictions and requirements, including the requirement to maintain certain receivable portfolio performance standards. Management believes that actual portfolio performance has substantially exceeded all minimum standards since the inception of the program in fiscal 1994. The program also contains credit rating downgrade default provisions, which requires securities issued under the program to be rated BBB or higher. Securities issued under the program are currently rated single A+ by the rating agency. The inability to maintain compliance with such restrictions and standards or a downgrade in its credit rating, if not waived, could result in the acceleration of principal for the securities currently issued under the program. Any such acceleration, if not refinanced on a timely basis, would significantly reduce excess cash flows generated under the program that ultimately serve as an important source of working capital for the Company. Any significant decrease in the level of excess funds generated under the program would have a material adverse affect on the Company's liquidity position. In addition, any default under the securitization program would result in the cross- default under a majority of the Company's other debt obligations, including the GE facility.

The current commitment period for the $20.0 million Series 2000-1 Certificates expires on October 31, 2002. If the commitment period for the 2000-1 Series Certificates is not extended by October 31, 2002, the then-outstanding balances of the certificates will be repaid with excess cash flows generated under the program in six equal monthly installments commencing in December 2002 (the "amortization period"). The repayment of the outstanding balances of the certificates, which is currently expected to be approximately $12.0 million as of October 31, 2002, would reduce excess cash flows available to the Company for working capital purposes at a rate of approximately $2.0 million per month over the six month amortization period. The Company expects that the commitment period for the Series 2000-1 Certificates will be extended, or that new certificates with an equal or larger principal amount will be issued in their place, prior to the end of the commitment period. However, there can be no guarantee that the certificates will be extended on a timely basis, or at terms and conditions that are not materially different from the current certificates. The failure to extend the certificates, or any significant delay in the extension of the certificates, could have a material adverse affect on the Company's liquidity position. In addition, the failure to extend the commitment period of the 2000-1 Series Certificates on a timely basis would result in a cross-default under the GE facility, which if not waived, would subsequently result in a cross-default under a majority of the Company's other debt agreements.

The Company cannot guarantee that it will continue to generate receivables by credit card holders at the same rate, that it will not experience a material change in default rates or finance charges earned, or that it will continue to establish new credit card accounts at the same rate as in the past. Any material decline in the generation of receivables or in the rate of cardholder payments on accounts could have a material adverse effect on the Company's liquidity position.

The Company Faces Significant Competition From Other Retailers

The retail business is highly competitive, and if the Company fails to compete effectively, it could lose market share. The Company's primary competitors include national, regional and local chain department and specialty stores, general merchandise stores, discount and off-price retailers and outlet malls. Increased use and acceptance of the internet and other home shopping formats also creates increased competition. Some of these competitors offer similar or better-branded merchandise and have greater financial resources to purchase larger quantities of merchandise at lower prices. The Company's ability to counteract these competitive pressures depends on its ability to:

• offer merchandise which reflects the different regional and local needs of its customers;

• differentiate and market the Company as a home-town, locally-oriented store (as opposed to its more nationally focused competitors); and

• continue to offer adequate quantities of better to moderately priced branded and private label merchandise.

The Company's Business Is Susceptible To Economic Conditions And Other Factors That Affect Its Markets, Some Of Which Are Beyond Its Control

General Economic and Market Conditions. The Company's stores are located primarily in non-major metropolitan, suburban and agricultural areas in the western United States. A substantial portion of the stores are located in California and Washington. The Company's success depends upon consumer spending, which may be materially and adversely affected by any of the following events or conditions:

  a downturn in the national, California or Pacific Northwest economies;

  a downturn in the local economies where the stores are located;

  a decline in consumer confidence;

  an increase in interest rates;

  inflation or deflation;

  consumer credit availability;

  consumer debt levels;

  higher energy costs in California and the Pacific Northwest;

  higher healthcare and workers' compensation insurance costs;

  > tax rates and policy; and

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

The Company also depends on normal weather patterns across its markets. Historically, unusual weather patterns have significantly impacted its business.

Consumer Trends. The Company's success partially depends on its ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. However, it is difficult to predict what merchandise consumers will demand, particularly merchandise that is trend driven. Failure to accurately predict constantly changing consumer tastes, preferences and spending patterns could adversely affect short and long-term results.

Terrorist Activities. The occurrence or threat of terrorist activities, and the responses to and results of such activities, could materially adversely affect the Company's business, its customers and suppliers, the retail and financial markets and general economic conditions.

The Company May Face Higher Operating Costs

Approximately 59.6% of the Company's debt at February 2, 2002 has underlying variable interest rates, which may result in higher interest expense in the event interest rates are raised. (See Item 7A "Qualitative and Quantitative Disclosures about Market Risk.")

A substantial portion of the Company's stores are located in California and Washington. As a result, the Company is particularly sensitive to negative occurrences in those states. In mid-fiscal 2001, problems associated with the deregulation of the electric industry in California resulted in intermittent service interruptions and higher utility rates. The Company may face similar situations in fiscal 2002. The Company's inability to adequately address these problems could have a material adverse affect on its financial position and results of operations. In addition, the Company is facing higher workers' compensation and health insurance costs in the market areas in which it operates. There can be no assurance that the Company will be able to fully offset the negative impact of such higher costs.

The Company Depends On Key Personnel

The Company's success depends to a large extent on its executive management team. The loss of the services of certain of its executives could have a material adverse effect on the Company. The Company cannot guarantee that it will be able to retain such key personnel or attract additional qualified members to its management team in the future.

The Company also depends on attracting and retaining a large number of qualified employees to maintain and increase sales and to execute its customer service programs. Many of its employees are in entry level or part-time positions with historically high levels of turnover. The Company's ability to meet its employment needs is dependent on a number of factors, including the following factors which affect our ability to hire or retain qualified employees:

• unemployment levels;

• minimum wage legislation; and

• changing demographics in the local economies where stores are located.

Item 2. PROPERTIES

Corporate Office and Distribution Center

The Company's corporate headquarters is located in an office building in northeast Fresno, California. The building was constructed in 1991 and is owned by a limited partnership in which the Company is the sole limited partner holding a 36% interest. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in the year 2011. The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. The Company is currently evaluating the sale or financing of its partnership interest. In the event the Company sells its partnership interest, the Company may not continue to receive favorable rental terms under the lease. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.") The Company believes that its current office space is adequate to meet its office space requirements for the foreseeable future.

The Company's distribution center, completed in 1989, is a 420,000 square foot distribution facility located in Madera, California, which is in close proximity to the Company's corporate headquarters. The facility was originally designed to provide for the future growth of the Company and its processing capacity and physical size is readily expandable. The Company leases the distribution facility from an unrelated party under a 20-year lease expiring in the year 2009, with six consecutive five-year renewal options.

Store Leases and Locations

The Company owns seven of its 73 department stores, all of which are subject to mortgage loans, and leases the remaining 66 department stores and all of its 13 specialty stores. Most of the Company's department store leases expire in various years through 2021, and have renewal options for one or more periods ranging from five to 20 years. Leases for specialty store locations generally do not contain renewal options. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

Certain of the department and specialty apparel store leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs, and in certain cases, also provide for rent abatements and scheduled rent increases during the lease terms. The Company leases three of its department stores from ECI, an affiliate of the Company. Additional information pertaining to the Company's store leases is included in Note 9 to the Consolidated Financial Statements.

The following table contains additional information about the Company's stores open as of the end of fiscal 2001:

                              #        Gross
                             of       Square
          State            Stores   Footage(1)
------------------------- --------- -----------
Department Stores:
  California.............       39   4,104,250
  Washington.............       20     991,800
  Alaska.................        6     291,650
  Idaho..................        3     124,500
  Oregon.................        3     157,400
  Nevada.................        2     206,000
                          --------- -----------
     Total                      73   5,875,600
                          ========= ===========

Specialty Stores:
  California.............       12      50,240
  Nevada.................        1       3,400
                          --------- -----------
    Total                       13      53,640
                          ========= ===========

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed for trading on both the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol "GOT" during the periods indicated:

                           2001            2000
                      --------------- ---------------
Fiscal Quarters        High     Low    High     Low
--------------------- ------- ------- ------- -------
   1st Quarter.......   6.20    4.62    7.00    4.44
   2nd Quarter.......   5.38    2.85    6.69    4.25
   3rd Quarter.......   3.38    2.25    6.04    4.69
   4th Quarter.......   3.12    2.26    5.00    3.94

On March 31, 2002, the Company had 808 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The closing price of the Company's common stock as reported by the NYSE on March 31, 2002 was $3.59 per share.

The Company has not paid a cash dividend since its initial public offering in 1986. The Board of Directors has no present intention to pay cash dividends in the foreseeable future, and will determine whether to declare cash dividends in the future depending on the Company's earnings, financial condition and capital requirements. In addition, the Company's senior revolving credit agreement and certain of its other debt agreements prohibit the Company from paying dividends without prior written consent from those lenders. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Item 6. SELECTED FINANCIAL DATA

The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 2, 2002, February 3, 2001, January 29, 2000, January 30, 1999 and January 31, 1998, are referred to herein as fiscal 2001, 2000, 1999, 1998 and 1997, respectively. All fiscal years noted include 52 weeks, except for fiscal 2000, which includes 53 weeks. Management believes the Company's results of operations for fiscal 2000 were not materially affected by results applicable to the 53rd week.

The selected financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes included elsewhere herein. As described more fully below, the Company's results for the first three quarters of fiscal 2001 were adversely affected by several factors, including ongoing integration challenges in the 34 stores acquired in the Lamonts acquisition and the subsequent closure of six of those stores, and the general slowdown in the retail economic environment beginning in early fiscal 2001, which was intensified by the events of September 11th. The Company's results improved in the fourth quarter of fiscal 2001, offsetting the operating losses incurred in the first three quarters of the fiscal year. Nevertheless, the Company experienced a significant reduction in its operating results for the full year in fiscal 2001.

                                                          Fiscal Years
                                    ------------ ---------------------------------------------------
                                      2001         2000          1999          1998          1997
                                    ---------    ---------     ---------     ---------     ---------
                                          (In thousands of dollars, except share data)
RESULTS OF OPERATIONS:
Net sales......................... $ 710,702    $ 663,868     $ 541,275     $ 478,538     $ 414,361
Net credit revenues...............     8,420        9,150         8,709         6,988         6,478
Net leased department
  revenues(1).....................     4,093        3,948         4,209         5,944         5,135
                                    ---------    ---------     ---------     ---------     ---------
   Total revenues.................   723,215      676,966       554,193       491,470       425,974
                                    ---------    ---------     ---------     ---------     ---------
Costs and expenses:
  Cost of sales...................   470,281      433,724       354,010       313,431       274,843
  Selling, general and
   administrative expenses........   223,926      201,765       167,561       152,231       132,034
  Depreciation and
   amortization(2)................    14,123       11,505         9,465         8,040         6,078
  New store pre-opening
   costs(3).......................        --        6,183           495           421           589
  Store closing costs (4).........       729
  Asset impairment charge (5).....        --           --         1,933            --            --
  Acquisition related
   expenses.......................        --           --            --           859           673
                                    ---------    ---------     ---------     ---------     ---------
   Total costs and expenses.......   709,059      653,177       533,464       474,982       414,217
                                    ---------    ---------     ---------     ---------     ---------
Operating income..................    14,156       23,789        20,729        16,488        11,757
                                    ---------    ---------     ---------     ---------     ---------
Other (income) expense:
 Interest expense.................    14,364       13,750        11,408         9,470         7,325
 Miscellaneous income.............    (1,595)      (1,414)       (1,555)       (2,011)       (1,955)
                                    ---------    ---------     ---------     ---------     ---------
                                      12,769       12,336         9,853         7,459         5,370
                                    ---------    ---------     ---------     ---------     ---------
Income before income tax
 expense and extraordinary item...     1,387       11,453        10,876         9,029         6,387

Income tax expense................       533        4,374         4,240         3,747         2,657
                                    ---------    ---------     ---------     ---------     ---------
Income before extraordinary item..       854        7,079         6,636         5,282         3,730

Extraordinary item - loss on
 early extinguishment of debt
  (net of income tax benefit
   of $267,000) (6)...............      (429)          --            --            --            --
                                    ---------    ---------     ---------     ---------     ---------
Net income........................ $     425    $   7,079     $   6,636     $   5,282     $   3,730
                                   ==========   ==========    ==========    ==========    ==========
Per share amounts (basic and dilut
 Income before extraordinary
  item............................ $    0.06    $    0.56     $    0.53     $    0.46     $    0.36
Extraordinary item (6)............     (0.03)          --            --            --            --
                                    ---------    ---------     ---------     ---------     ---------
Net income........................ $    0.03    $    0.56     $    0.53     $    0.46     $    0.36
                                    =========    =========     =========     =========     =========

Weighted-average number of
  common shares outstanding:
     Basic........................    12,681       12,614        12,577        11,418        10,474
     Diluted......................    12,691       12,632        12,616        11,449        10,491

                                                          Fiscal Years
                                    ------------ ---------------------------------------------------
                                      2001         2000          1999          1998          1997
                                    ---------    ---------     ---------     ---------     ---------
                                                           (In thousands of dollars)
SELECTED BALANCE SHEET DATA:
Retained interest in
  receivables sold................ $  19,222    $  19,853     $  29,138     $  37,399     $  15,813
Receivables, net..................    11,331        9,248         7,597        18,985         6,650
Merchandise inventories (7).......   160,212      185,226       130,028       123,118        99,294
Property and equipment, net.......   152,607      147,711       120,393       113,645        99,057
Total assets......................   391,174      410,059       316,164       326,596       244,080
Working capital...................   104,378      111,011       104,719        96,231        67,579
Long-term obligations,
  less current portion............   110,216      113,012        80,674        74,114        62,420
Subordinated note
  payable to affiliate............    21,646       21,303        20,961        20,618            --
Stockholders' equity..............   118,172      117,573       110,238       103,468        83,905

                                                          Fiscal Years
                                    ------------ ---------------------------------------------------
                                      2001         2000          1999          1998          1997
                                    ---------    ---------     ---------     ---------     ---------
                                      (In thousands of dollars, except per square foot data)
OTHER SELECTED DATA:
Sales growth:
  Total store sales...............       8.5%(8)     22.6% (9)      9.9%         15.4%(10)      6.2%
  Comparable store sales..........       0.4%(8)      5.6%(11)      7.7%(12)      2.1%          3.3%

Comparable stores data(13):
  Sales per selling square foot... $     173    $     176     $     168     $     170     $     160
  Selling square footage..........     3,478        3,384         2,758         2,621         2,642

Capital expenditures.............. $  18,683    $  29,635     $  16,059     $  16,801     $  14,976
Current ratio.....................    1.98:1       1.93:1        2.38:1        1.98:1        2.01:1

(1) Net leased department revenues consist of sales totaling $28.9 million, $27.7 million, $29.0 million, $40.2 million and $35.2 million in fiscal 2001, 2000, 1999, 1998 and 1997, respectively, less cost of sales.

(2) Depreciation and amortization includes the amortization of goodwill totaling $570,000, $553,000, $536,000, $291,000 and $116,000 in fiscal 2001, 2000, 1999, 1998 and 1997, respectively, and the amortization of favorable lease rights totaling $424,000 and $113,000 in fiscal 2001 and 2000, respectively. Effective the beginning of fiscal 2002, the Company will implement the provisions of SFAS No. 142. As a result, the Company will no longer amortize previously recorded goodwill and will instead test it for impairment. The Company will continue to amortize favorable lease rights. (See Note 1 to the Consolidated Financial Statements).

(3) Fiscal 2000 includes $5.6 million pre-tax ($3.5 million, or $0.28 per share, after-tax) of non-recurring costs associated with the re-opening of the stores acquired in the Lamonts acquisition. Excluding this amount, pro-forma net income for fiscal 2000 was $10.6 million, or $0.84 per share.

(4) Represents costs incurred in connection with (i) the closure of seven stores in fiscal 2001, net of proceeds from the sale or favorable termination of the related store leases and (ii) the discontinuation of the use of an outsourced distribution center facility located in Kent, Washington. The Company subsequently re-opened one of the closed stores, resulting in a total of six stores closed in fiscal 2001. Costs associated with the reopening of the store are included in selling, general and administrative costs for financial reporting purposes.

(5) Represents a non-recurring charge related to the write-off of an investment in a co-operative buying group. Excluding this amount, pro-forma net income for fiscal 1999 was $7.8 million, or $0.62 per share.

(6) The extraordinary loss on the early extinguishment of debt in fiscal 2001 totaling $696,000 pre-tax, consists of the prepayment penalty and the write-off of unamortized loan fees related to the early retirement of the Company's previous revolving credit facility, less the related tax benefit of $267,000.

(7) The significant increase in merchandise inventories in fiscal 1998 and fiscal 2000 as compared to the prior year relates primarily to additional inventories purchased for stores acquired in connection with the Harris and Lamonts acquisitions in those years, respectively. (See Part I, Item I, "Business - Acquisitions"). The decrease in inventory from fiscal 2000 to fiscal 2001 is primarily due to the reduction of inventory levels in the Pacific Northwest and Alaska locations to more closely reflect current selling trends, as well as to the closure of six stores in fiscal 2001.

(8) Represents total sales and comparable store sales growth percentages for fiscal 2001 as compared to the comparable 52 week period in fiscal 2000. Total sales and comparable store sales for the 52 week period in fiscal 2001 increased by 7.1% and decreased by 0.9%, respectively, as compared to the 53 week period in fiscal 2000.

(9) The increase in total store sales in fiscal 2000 is primarily due to the addition of 37 stores in the second half of fiscal 2000, including the 34 stores acquired in the Lamonts acquisition. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Sales.")

(10) The increase in total store sales in fiscal 1998 is primarily due to the addition of 8 stores in connection with the Harris acquisition. (See Part I, Item I, "Business - Acquisitions".)

(11) Represents comparable store sales growth for the first 52 weeks of fiscal 2000 as compared to the same period of fiscal 1999. Comparable store sales for the 53 week period in fiscal 2000 increased by 6.9% as compared to the 52 week period in fiscal 1999.

(12) Comparable store sales in fiscal 1999 were materially affected by the termination of the shoe department leases in 28 department stores effective August 1, 1999, and by the implementation of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which requires the Company to report sales in leased departments separately from sales in owned departments.

(13) Includes leased department sales in order to facilitate an understanding of the Company's sales relative to its selling square footage.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors that have affected the Company's financial position and its results of operations for the periods presented in the accompanying consolidated financial statements. As described more fully below, the Company's results for the first three quarters of fiscal 2001 were adversely affected by several factors, including ongoing integration challenges in the 34 stores acquired in the Lamonts acquisition and the subsequent closure of six of those stores, and the general slowdown in the retail economic environment beginning in early fiscal 2001, which was intensified by the events of September 11th. The Company's results improved in the fourth quarter of fiscal 2001, offsetting operating losses incurred in the first three quarters of the fiscal year. Nevertheless, the Company experienced a significant reduction in its operating results for the full year in fiscal 2001.

Fiscal 2001 and 1999 results both include 52 weeks as compared to fiscal 2000 results, which includes 53 weeks. Management believes the Company's results of operations for fiscal 2000 were not materially affected by results attributable to the 53rd week.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Item 14 of this Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to its revenue recognition policy, the realizability of its customer credit card receivables, the accounting for the securitization and sale of customer credit card receivables under its receivable securitization program, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, and the valuation of its long-lived assets and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from the Company's estimates.

Some of the Company's significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The policies described below have been identified as critical to the Company's business operations and the understanding of its results of operations. The impact and associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations.

Revenue Recognition Policy

Net retail sales are recognized at the point-of-sale, net of estimated sales returns and allowances and exclusive of sales tax. Net retail sales also include all amounts billed to a customer in a sale transaction for shipping and handling, including customer delivery charges. Revenues on special order sales are recognized when the merchandise is delivered to the customer and the merchandise has been paid for in its entirety.

The Company records an allowance for estimated sales returns in the period in which the related sale occurs. These estimates are based primarily on historical sales returns. If the historical data used to calculate these estimates does not properly reflect future returns, revenue could be overstated and adjustments to the allowance for estimated sales returns may be necessary.

Customer Credit Card Receivables

Customer credit card receivables consist primarily of customer credit card receivables that do not meet certain eligibility requirements of the Company's receivables securitization program. These receivables are retained by GCRC, which is consolidated in the Company's financial statements. The Company maintains an allowance for doubtful accounts on such ineligible receivables to reflect expected credit losses resulting from the inability of customers to make required payments on such accounts. A considerable amount of judgment is required to assess the ultimate realization of the customer credit card receivables and the credit-worthiness of each customer. Furthermore, these judgments must be continually updated and evaluated. Estimates of potential losses are based on historical as well as current data, including the aging of the receivables, recent bankruptcy trends, delinquency rates, historical charge-off patterns, recovery rates and other portfolio data. Other factors, including the general and retail economic environment in the markets in which the Company operates, are also considered. Historically, the Company's credit losses on such ineligible receivables have been consistent and within expectations. However, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, adjustment to those estimates may be required.

Accounting for the Securitization and Sale of Receivables

The Company conveys all of the customer credit card receivables generated under its private label customer credit cards to a wholly-owned subsidiary, GCRC, on a daily basis and those receivables that meet certain eligibility requirements of the program are simultaneously conveyed to GCC Trust to be used as collateral for securities issued to investors. GCC Trust is a qualified special purpose entity and is not consolidated in the Company's financial statements. The transfers of such receivables are accounted for as sales for financial reporting purposes pursuant to SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and as such, the transferred receivables are removed from the Company's balance sheet at the time of the transfer. The Company retains a beneficial ownership interest in certain of the receivables transferred under the program and also retains an uncertificated ownership interest in the retained interest to future interest income (interest-only strip) and other receivables that do not meet certain eligibility requirements of the program. The retained interests and the interest-only strips are carried at their estimated fair values, which are estimated based upon the present value of the expected future cash flows, calculated using management's best estimates of key assumptions about anticipated credit losses, account prepayment speeds, discount rates and other factors necessary to derive an estimate of fair values. The gain or loss on the sale of the receivables is calculated by comparing the carrying amount of the financial assets involved in the transfer to their relative fair values at the date of transfer. The certificated portion of the retained interests are considered readily marketable and are classified as available for sale and carried at their estimated fair values in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Inventory Valuation

Merchandise inventory, which consists of merchandise held for resale, is valued at the lower of LIFO (last-in, first-out) cost or market using the retail inventory method ("RIM") of accounting. Inherent in the RIM calculation are various judgements and estimates including, among others, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost, as well as resulting gross margins. The Company applies various methodologies to ensure that the application of the RIM is consistent for all periods presented. Such methodologies include the development of consistent cost-to-retail ratios and the grouping of homogenous classes of merchandise. Estimated inventory shrinkage between physical inventory dates is based on historical experience. Should actual inventory shrinkage results differ from the Company's estimate, year-end revisions to inventory shrinkage expense recognized on an interim basis may be required.

Estimating the market value of the Company's merchandise inventory requires assumptions about future demand and market conditions. Such estimates are based on actual and forecasted sales trends, current inventory levels and aging information by merchandise categories. The Company records markdowns to value merchandise inventories at net realizable value. If forecasted sales are not achieved, or if other indicators of impairment are present, additional markdowns may be needed in future periods to clear excess or slow-moving merchandise, which may result in lower gross margins.

Reserve for Store Closure Costs

The Company records an estimated reserve for store closure costs in the period in which a decision is made to close a store. Costs that may be included in the reserve include estimated lease termination costs (net of estimated sublease revenue or favorable lease settlements), asset impairment charges (including the write-off of allocated goodwill and favorable lease rights), estimated severance and other incremental costs expected to be incurred in connection with the closure of the store. Such estimates may be subject to change should actual amounts differ from the amounts originally estimated.

As of the end of fiscal 2001, the Company had a reserve for store closure costs totaling $529,000, which consisted primarily of estimated future lease obligations for three store locations that were closed in fiscal 2001. In the event the Company is not successful in selling or subleasing these three locations as soon as management expects, additional reserves for store closure costs with respect to those three stores may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2002, additional reserves for store closure costs, which may be material, may be recorded.

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property and equipment, goodwill, favorable lease rights and other long-term assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. With respect to store locations, the Company performs an evaluation of whether an impairment charge should be recorded whenever a store experiences unfavorable operating performance. A store's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated lease term to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the discounted future cash flows of the asset is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience in similar locations, changes in merchandising, promotional or operating strategy that may affect the profitability of a particular location, knowledge of the market area and in some cases, expected sale proceeds or sublease income, and independent appraisals. In addition, the analysis assumes that new store locations typically take three years to achieve their full profit potential. Various uncertainties, including but not limited to changes in consumer preferences, increased competition or a general deterioration in economic conditions could adversely impact the expected cash flows to be generated by an asset or group of assets. In fiscal 2001, the Company recorded asset impairment charges in connection with store closures, and such charges are included in store closure costs in the accompanying consolidated income statement. No asset impairment charges were recorded for store locations continuing to be operated. However, if actual performance for those stores or fair value estimates are less favorable than management's projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment.

Effective the beginning of fiscal 2002, the provisions of SFAS No. 142 will be implemented and as a result, the Company will no longer amortize previously recorded goodwill. The Company will instead perform an initial impairment review of goodwill during the first six months of fiscal 2002, as required by the statement, with an annual impairment review thereafter, unless more frequent reviews are warranted by specific events or circumstances. There can be no assurance that at the time these reviews are completed that material impairment charges will not be recorded.

Income Taxes

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income to realize the value of these assets. In determining the appropriate valuation allowance, management considers all available evidence for certain tax credit, net operating loss and capital loss carryforwards that would likely expire prior to their utilization. Management believes it is more likely than not that the Company will generate sufficient future taxable income in the appropriate carryforward periods to realize the benefit of its remaining net deferred tax assets. However, if the available evidence were to change in the future, an adjustment to the valuation allowance may be required, resulting in additional income tax expense.

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated Income Statements, expressed as a percent of net sales:

Fiscal 2001 Compared to Fiscal 2000

Net Sales

                                             Fiscal Years
                                   -------------------------------
                                     2001       2000       1999
                                   ---------  ---------  ---------
Net sales.........................    100.0%    100.0%    100.0%
Net credit revenues...............      1.2        1.4        1.6
Net leased department revenues....      0.6        0.6        0.8
                                   ---------  ---------  ---------
     Total revenues...............    101.8      102.0      102.4

Costs and expenses:
   Cost of sales..................     66.2       65.3       65.4
   Selling, general and
     administrative expenses......     31.5       30.4       31.0
   Depreciation and amortization..      2.0        1.7        1.7
   New store pre-opening costs....       --        1.0        0.1
   Store closure costs............      0.1
   Asset impairment charge........       --         --        0.4
                                   ---------  ---------  ---------
     Total costs and expenses.....     99.8       98.4       98.6
                                   ---------  ---------  ---------
Operating income..................      2.0        3.6        3.8

Other (income) expense:
   Interest expense...............      2.0        2.1        2.1
   Miscellaneous income...........     (0.2)      (0.2)      (0.3)
                                   ---------  ---------  ---------
                                        1.8        1.9        1.8
                                   ---------  ---------  ---------
Income before income tax expense
  and extraordinary item..........      0.2        1.7        2.0

Income tax expense................      0.1        0.6        0.8
                                   ---------  ---------  ---------
Income before extraordinary item..      0.1        1.1        1.2

Extraordinary item - loss on early
  extinguishment of debt (net of
   tax benefit)...................     (0.1)
                                   ---------  ---------  ---------
Net income........................      0.0%      1.1%      1.2%
                                   =========  =========  =========

Fiscal 2001 Compared to Fiscal 2000

Net sales increased by approximately $46.8 million, or 7.1%, to $710.7 million in fiscal 2001 as compared to $663.9 million in fiscal 2000. Fiscal 2001 included 52 weeks as compared to fiscal 2000, which included 53 weeks. On a comparable 52 week versus 52 week basis, net sales for fiscal 2001 increased by $55.7 million, or 8.5%, as compared to fiscal 2000. Fiscal 2001 sales reflect a full year of sales generated by the 34 stores acquired in the Lamonts acquisition (net of lower sales volume resulting from the closure of six of those stores in fiscal 2001), as compared to fiscal 2000, which reflect net sales generated for five months after the opening of the stores in September 2000. Comparable store sales for fiscal 2001, which includes sales for stores open for the full period in both years, increased by 0.4% as compared to the same 52 week period of the prior year.

The Company operated 73 department stores and 13 specialty apparel stores as of the end of fiscal 2001 as compared to 79 department stores and 17 specialty apparel stores as of the end of fiscal 2000. Thirty-seven of those stores were opened in the second half of fiscal 2000, however, and were not open for the full period of the prior year. As described more fully in Note 2 to the accompanying financial statements, six of the acquired stores were closed in June and July 2001, with one of those stores subsequently reopened in September 2001. The Company closed one additional store at the end of January 2002, resulting in a total of six stores closed in fiscal 2001.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio decreased by approximately $700,000, or 8.0%, to $8.4 million in fiscal 2001 as compared to $9.1 million in fiscal 2000. As a percent of net sales, net credit revenues were 1.2% of net sales in fiscal 2001 as compared to 1.4% in fiscal 2000. Net credit revenues consist of the following:

(In thousands of dollars)                                   2001       2000
--------------------------------------------------------  ---------  ---------
Service charge revenues................................. $  17,817  $  16,832
Interest expense on securitized receivables.............    (4,902)    (4,425)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale......    (4,550)    (3,642)
Gain on sale of receivables.............................        55        385
                                                          ---------  ---------
                                                         $   8,420  $   9,150
                                                          =========  =========

Service charge revenues increased by $985,000, or 5.9%, in fiscal 2001 as compared to fiscal 2000. This increase is primarily due to additional service charge revenues generated by newly originated customer credit card accounts in new stores opened since the same period of the prior year. The increase is also due to an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year. The decrease as a percentage of net sales is primarily due to lower average outstanding balances on newly originated customer accounts in the 37 new stores opened in fiscal 2000. Such accounts continue to generate lower service charge revenues as compared to those produced by more established accounts. The Company's credit sales as a percent of total sales were 40.9% in fiscal 2001 as compared to 41.4% in fiscal 2000. Excluding credit sales generated in the 37 new stores, credit sales as a percentage of total sales were 45.0% in fiscal 2001 as compared to 43.9% in fiscal 2000.

Interest expense on securitized receivables increased by $477,000, or 10.8%, in fiscal 2001 as compared to fiscal 2000. This increase is due to a higher level of average outstanding securitized borrowings resulting from the issuance of the 2000-1 Series certificate in November 2000 (renewed in November 2001), partially offset by a lower weighted-average interest rate applicable to all securitized borrowings during the period (6.59% in fiscal 2001 as compared to 7.62% in fiscal 2000). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $908,000, or 24.9%, in fiscal 2001 as compared to fiscal 2000. As a percentage of net sales, such losses increased to 0.6% in fiscal 2001 as compared to 0.5% in fiscal 2000. These increases reflect higher bankruptcies and higher unemployment rates caused by the economic downturn in certain of the Company's market areas. As a result of a decrease in the volume of receivables sold as compared to the prior year, the gain on the sale of receivables decreased by $330,000 to $55,000 in fiscal 2001 as compared to $385,000 in fiscal 2000.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments increased by approximately $200,000, or 3.7%, to $4.1 million in fiscal 2001 as compared to $3.9 million in fiscal 2000. This increase is primarily due to additional revenues generated by the leased shoe departments in 36 of the Company's Pacific Northwest and Alaska locations, which were operated by an independent lessee since their opening in the second half of fiscal 2000. The Company terminated that lease in August 2001 and re-opened Company operated shoe departments in 15 of those stores. Pursuant to SAB No. 101, sales generated in those departments after the termination of the lease are included in total sales as opposed to net leased department revenues for financial reporting purposes.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of the shoe departments in 36 Pacific Northwest and Alaska locations (prior to the termination of the lease in August 2001), fine jewelry departments and beauty salons, totaled $28.9 million in fiscal 2001 as compared to $27.7 million in fiscal 2000.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $36.6 million to $470.3 million in fiscal 2001 as compared to $433.7 million in fiscal 2000, an increase of 8.4%. The dollar increase is consistent with the increase in sales volume. The Company's gross margin percentage decreased to 33.8% in fiscal 2001 as compared to 34.7% in fiscal 2000. The decrease in the gross margin percentage was primarily due to higher markdowns as a percentage of sales as compared to the prior year. The increased level of markdowns was primarily attributable to the clearance of excess seasonal inventory levels in the first half of fiscal 2001 resulting from lower than expected sales in certain of the Pacific Northwest and Alaska store locations and to inventory liquidations at the six stores which were closed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $22.2 million, or 11.0%, to $223.9 million in fiscal 2001 as compared to $201.7 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 31.5% in fiscal 2001 as compared to 30.4% in fiscal 2000. The dollar increase is primarily attributable to operating costs associated with a full year of operating the 37 stores opened in the second half of fiscal 2000, as compared to five months of such costs incurred in the prior year. In addition, the Company has continued to experience higher health care and workers' compensation costs, as well as higher utilities costs in California. These factors, combined with lower than expected sales volume generated by the new stores opened in fiscal 2000, contributed to the increase in selling, general and administrative costs as a percentage of net sales. The Company is continuing to implement programs aimed at reducing operating costs in the new stores, as well as throughout all areas of the Company. However no assurance can be given that the Company will be able to fully offset the impact of such higher costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of intangibles (goodwill and favorable lease rights), increased by approximately $2.6 million, or 22.8%, to $14.1 million in fiscal 2001 as compared to $11.5 million in fiscal 2000. As a percent of net sales, depreciation and amortization expense increased to 2.0% in fiscal 2001 as compared to 1.7% in fiscal 2000. The dollar increase is primarily due to additional depreciation related to assets acquired from Lamonts, capital expenditures for new stores and for the renovation of existing stores, and for information systems enhancements, both to integrate the newly acquired stores into the Company's existing systems and for other system enhancements. The increase is also due to an increase in the amortization of assets acquired under capital leases and to the amortization of goodwill and favorable lease rights recorded as a result of the Lamonts acquisition.

Effective the beginning of fiscal 2002, the Company will adopt the provisions of SFAS No. 142. As a result, goodwill will no longer be amortized and will instead be evaluated for impairment at least annually, or at any time certain indicators of impairment arise. The amortization of goodwill totaled $569,000 in fiscal 2001 and $553,000 in fiscal 2000. The Company will continue to amortize favorable lease rights over their estimated lease terms.

New Store Pre-Opening Costs

New store pre-opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. No new store pre-opening costs were incurred in fiscal 2001. The Company recognized a total of $6.2 million of new store pre-opening costs in fiscal 2000, including $5.6 million incurred in connection with the opening of the 34 stores acquired from Lamonts. The Company also recognized new store opening costs totaling $551,000 in connection with the opening of three new stores in Grants Pass, Oregon, Walla Walla, Washington and Redding, California on August 23, November 8 and November 10, 2000, respectively.

Store Closure Costs

The Company estimates a reserve for store closure costs in the period in which management decides to close a store. During the second quarter of fiscal 2001, the Company closed six stores and discontinued the use of an outsourced distribution center facility located in Kent, Washington. The Company closed one additional store in January 2002. The Company recognized a net amount of $729,000 in connection with the closure of those stores in fiscal 2001. Such costs represent approximately $2.0 million of estimated lease termination costs, asset impairment charges (including the write-off of allocated goodwill and favorable lease rights), estimated severance and other incremental costs expected to be incurred in connection with the closure of the store, less $1.3 million of cash proceeds received from the sale of lease rights and favorable lease terminations.

The Company re-opened one of the closed stores in the third quarter of fiscal 2001. Costs associated with the re-opening of the store were classified as selling, general and administrative costs and are not included in store closure costs for financial reporting purposes.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $600,000 to $14.4 million in fiscal 2001 as compared to $13.8 million in fiscal 2000, an increase of 4.5%. As a percent of net sales, interest expense decreased to 2.0% in fiscal 2001 as compared to 2.1% in fiscal 2000. These decreases are primarily due to lower average outstanding borrowings on the Company's working capital facility, as well as a decrease in the weighted-average interest rate applicable to the facility (5.48% in fiscal 2001 as compared to 8.76% in fiscal 2000). These decreases were partially offset by higher interest resulting from the completion of a $4.0 million mortgage loan and approximately $8.1 million of additional fixtures and equipment lease financings in the first half of fiscal 2001. As a result of the finalization of the new revolving credit facility on February 1, 2002 and other new financings in the first quarter of fiscal 2002, management expects interest expense and the amortization of deferred financing costs will increase in fiscal 2002. (See "Liquidity and Capital Resources.")

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by approximately $200,000 to $1.6 million in fiscal 2001 as compared to $1.4 million in fiscal 2000. As a percent of net sales, miscellaneous income remained unchanged at 0.2% in fiscal 2001 and 2000. The dollar increase relates to an increase in the amortization of the deferred gain on fixtures and equipment sale/leaseback transactions. (See "Liquidity and Capital Resources - External Financings.")

Income Taxes

The Company's effective tax rate is 38.5% in fiscal 2001 as compared to 38.2% in fiscal 2000. (See Note 11 to the Consolidated Financial Statements).

Extraordinary Item

The Company recorded an extraordinary loss on the early extinguishment of debt totaling $429,000 in fiscal 2001, consisting of $696,000 for the prepayment penalty and the write- off of unamortized loan fees related to the early retirement of the Company's previous revolving credit facility, net of the related income tax benefit of $267,000.

Net Income

As a result of the foregoing, the Company reported net income of $425,000 in fiscal 2001 as compared to $7.1 million in fiscal 2000. On a per share basis (basic and diluted), net income was $0.03 per share in fiscal 2001 as compared to $0.56 per share in fiscal 2000. Excluding the extraordinary item in fiscal 2001 and the non-recurring costs incurred in connection with the re-opening of the 34 stores acquired from Lamonts in fiscal 2000, pro-forma net income totaled $854,000, or $0.06 per share in fiscal 2001 as compared to $10.6 million, or $0.84 per share in fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

Net Sales

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

The Company operated 79 department stores and 17 specialty apparel stores as of the end of fiscal 2000, as compared to 42 department stores and 20 specialty apparel stores as of the end of fiscal 1999. Thirty-seven of these department stores were opened in the second half of fiscal 2000, including the 34 stores which were acquired from Lamonts on July 24, 2000 and opened during the period beginning August 24 and continuing through September 7, 2000, and the three new stores opened in Grants Pass, Oregon, Walla Walla, Washington and Redding, California on August 23, November 8 and November 10, 2000, respectively. The new department store in Redding is a replacement for a pre-existing specialty store in that location, which was closed.

Net Credit Revenues

Net credit revenues associated with the Company's private label credit card increased by $441,000, or 5.1%, in fiscal 2000 as compared to fiscal 1999. As a percent of net sales, net credit revenues decreased to 1.4% of net sales in fiscal 2000 as compared to 1.6% in fiscal 1999. Net credit revenues consist of the following:

(In thousands of dollars)                                   2000       1999
--------------------------------------------------------  ---------  ---------
Service charge revenues................................. $  16,832  $  15,618
Interest expense on securitized receivables.............    (4,425)    (4,069)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale......    (3,642)    (3,013)
Gain on sale of receivables.............................       385        173
                                                          ---------  ---------
                                                         $   9,150  $   8,709
                                                          =========  =========

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

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by $261,000, or 6.2%, to $3.9 million in fiscal 2000 as compared to $4.2 million in fiscal 1999. The decrease in net rental income is primarily due to the termination of the shoe department leases in 28 Gottschalks locations as of the end of the first half of 1999. The Company assumed the operation of those shoe departments upon the termination of the lease and shoe department sales in those locations beginning in the second half of 1999 are included in total sales for financial reporting purposes. The decrease in net rental income was partially offset by additional revenues generated by the leased shoe departments in 36 of the Company's new locations in the Pacific Northwest and Alaska, which were operated by an independent lessee since being opened.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of the shoe departments (in 36 Pacific Northwest and Alaskan locations), fine jewelry departments and the beauty salons, totaled $27.7 million in fiscal 2000 as compared to $29.0 million in fiscal 1999.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $34.2 million to $201.8 million in fiscal 2000 as compared to $167.6 million in fiscal 1999, an increase of 20.4%. As a percent of net sales, selling, general and administrative expenses decreased to 30.4% in fiscal 2000 as compared to 31.0% in fiscal 1999. The dollar increase is primarily due to operating costs associated with the 37 new stores opened during the second half of fiscal 2000. The decrease as a percentage of net sales is primarily due to leveraging the Company's fixed costs and corporate overhead against a higher sales base. This decrease was partially offset by higher costs as a percentage of net sales incurred in the 37 new stores opened in fiscal 2000, which were operated with a higher payroll and advertising expense structure during that period than the Company's existing stores.

Depreciation and Amortization

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

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $2.3 million to $13.8 million in fiscal 2000 as compared to $11.4 million in fiscal 1999, an increase of 20.5%. As a percent of net sales, interest expense remained unchanged at 2.1% in fiscal 2000 and 1999. The dollar increase is primarily due to higher average outstanding borrowings on the Company's working capital facility and an increase in the weighted- average interest rate applicable to the facility (8.76% in fiscal 2000 compared to 7.52% in fiscal 1999). The increase is also due to the issuance of the $10.0 million note payable in connection with the Lamonts acquisition.

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

Income Taxes

The Company's effective tax rate was 38.2% in fiscal 2000 as compared to 39.0% in fiscal 1999. (See Note 11 to the Consolidated Financial Statements.)

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

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, sales of proprietary credit card accounts under its receivables securitization program, short-term trade and factor credit and by proceeds from external financings and sale transactions. As described more fully in the Company's Annual Report on Form 10-K for the year ended February 3, 2001, the Company incurred a significant outflow of cash in fiscal 2000 in connection with the Lamonts acquisition, using its then existing line of credit to fund a portion of the cash purchase price, as well as non-recurring costs associated with opening and initial stocking of the stores with inventory and supplies and capital expenditures to refurbish the stores and integrate information systems. In addition, the acquired stores' results for the first five months of their operation fell short of expected levels. These factors contributed to the $31.3 million operating cash flow deficit in fiscal 2000.

In fiscal 2001, the Company generated a total of $43.5 million of positive cash flow from operations as compared to the $31.3 million deficit from operations in fiscal 2000. This improvement was primarily due to a reduction of inventory levels in response to current selling trends. Despite the increased level of cash generated from operations, however, the Company nevertheless experienced significantly reduced earnings and a strained liquidity position throughout fiscal 2001. The Company's results for the first three quarters of fiscal 2001 were adversely affected by several factors, including ongoing integration challenges in the 34 stores acquired in the Lamonts acquisition and the subsequent closure of six of those stores, and the general slowdown in the retail economic environment beginning in early fiscal 2001, which was intensified by the events of September 11th. The Company's results improved in the fourth quarter of fiscal 2001, offsetting the operating losses incurred in the first three quarters of the fiscal year. Despite the improved fourth quarter results, the Company experienced a significant reduction in its operating results for the full year in fiscal 2001.

As described more fully below, recent efforts to improve the Company's liquidity position have been focused primarily on the following areas: (i) refinancing the Company's senior revolving credit facility, which was successfully completed on February 1, 2002; (ii) completing other financing and sale transactions; (iii) restoring trade and factor credit; (iv) selling, subleasing or closing underperforming stores; (iv) extending the current commitment period for the 2000-1 Series Certificates, which expires on October 31, 2002, and (v) and reducing operating costs. The Company's liquidity position is also partially dependent upon credit enhancement provided by an affiliate. In the event any of these sources of liquidity are not adequate, the Company may be required to pursue one or more alternative strategies to improve its liquidity position, which could include the sale of additional stores. Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes is limited. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if those sources of liquidity become reduced or are significantly delayed beyond expected dates, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

Sources of Liquidity

Senior Secured Credit Facility

On February 1, 2002, the Company finalized a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent. The new facility (the "GE facility") replaced the Company's previous revolving credit facility which was scheduled to expire on March 31, 2002. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million of that facility provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are subject to a restrictive borrowing base equal to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of eligible inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $7.0 million of excess availability at all times, and certain other reserves that are established by GE Capital. Outstanding borrowings under the facility totaled $95.9 million as of February 2, 2002, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $10.8 million as of February 2, 2002. The Company classified a total of $75.0 million and $80.0 million as of February 2, 2002 and February 3, 2001, respectively, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates. The initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Substantially all of the Company's assets, including its merchandise inventories, the retained interest in receivables sold and the stock of GCRC, are pledged to GE Capital under this facility.

Interest charged on amounts borrowed under the Tranche A revolving facility were initially at the prime rate plus 0.50% per annum (5.25% at February 2, 2002), or at the Company's option, at the applicable LIBOR rate plus 3.25% per annum (5.15% at February 2, 2002). In addition, the Company pays an unused commitment fee equal to .375% on the average unused daily balance of the Tranche A facility. LIBOR interest rates applicable to the Tranche A facility were reduced to LIBOR plus 3.00% after achieving the Initial Liquidity Event, and will be further reduced to LIBOR plus 2.75% after achieving the Subsequent Liquidity Event, which is described below. Amounts borrowed under the Tranche B facility bear interest at prime plus 10.0%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime plus 0.00% or LIBOR plus 2.25%, to as high as prime plus 0.75%, or LIBOR plus 3.00%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and the requirement to maintain a minimum accounts payable to inventory ratio. In addition, the GE facility does not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which has resulted in the maturity of that note automatically being extended to August 20, 2006. Management believes the Company is in compliance with all restrictive financial and operating covenants applicable to the GE facility as of February 2, 2002 and through the date of this report.

The GE facility also requires that the Company obtain $10.0 million of external financing to improve its liquidity position, with a minimum of $5.0 million due by March 31, 2002 (the "Initial Liquidity Event") and the remaining amount due by April 30, 2002 (the "Subsequent Liquidity Event"). As described below, the Company satisfied the requirements of the Initial Liquidity Event by completing three transactions prior to March 31, 2002, which resulted in net proceeds of approximately $6.0 million. However, the Company was not able to fund the remaining $4.0 million required for the Subsequent Liquidity Event by April 30, 2002. As a result, beginning April 30, 2002 and continuing until the $4.0 million has been received, the Company must maintain a two-week trailing average minimum borrowing availability of at least $13.0 million, with a minimum of $10.0 million of borrowing availability at all times. At April 30, 2002, management believes the Company was in compliance with these provisions. The Company has received a commitment from a financial institution to finance the Company's partnership interest in its corporate headquarters. Net proceeds from that transaction are expected to be $3.5 million, and the receipt of those proceeds, which is expected on or before June 15, 2002, will result in a total of $9.5 million received from external financings. The Company has requested that the lenders under the GE facility (the "Lenders") amend this provision of the facility to reduce the total amount of external financings required to $9.5 million and extend the Subsequent Liquidity Event to June 15, 2002. Three of the four Lenders have approved this revision and the Company is awaiting the required approval of the fourth Lender. Under the terms of the requested revisions, the Company will be required to pay an amendment fee of $400,000. In addition, in the event the Company does not receive the remaining $3.5 million required to achieve the Subsequent Liquidity Event by June 15, 2002, the Company will be required to pay an additional fee of approximately $240,000. Any significant delay in the transaction beyond its current expected completion date, or the failure to find alternative sources of financing in the event the transaction is not completed, would have a material adverse affect on the Company's liquidity position.

Trade Credit and Transactions with Affiliate

The success of the Company's business is highly dependant upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell it products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, would have a material adverse affect on the Company's business, liquidity position, and results of operations.

In the months prior to the finalization of the GE facility on February 1, 2002, the Company experienced a significant reduction in the level of unsecured credit offered by many of its factors and vendors. Because the Company's fiscal 2001 holiday merchandise had already been received, this reduction in trade and factor credit did not materially affect the Company's level of inventory receipts for fiscal 2001. Management believes the reduction of trade and factor credit was not only precipitated by the pending expiration of the Company's previous revolving credit facility, but was also caused by factors outside the Company's control, including the events of September 11th and the fiscal 2001 bankruptcy filing by a major retailer. Following the finalization of the GE facility, the level of unsecured credit offered by vendors increased, but unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, remained restricted.

Management subsequently negotiated the restoration of secured credit lines with those key factors by issuing standby letters of credit to provide partial guarantees. However, the issuance of those standby letters of credit served to reduce borrowing availability under the GE facility. In order to offset most of this availability reduction, Harris, an affiliate of the Company, agreed to provide short-term credit enhancement to the GE facility under the terms of a Credit Facilitation Agreement entered into with the Company on February 22, 2002. Harris became an affiliate of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The purchase price for the assets consisted of approximately 2.1 million shares, or 16.6% of the Company's common stock as of that date, and the Subordinated Note.

Under the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to GE Capital in the amount of $7.0 million for the purpose of collateralizing standby letters of credit that were subsequently issued under the GE facility to key factors. The Harris letter of credit currently expires on June 30, 2002 and is collateralized by proceeds that may be received from the proposed sale of the Company's ownership interest in the partnership that owns its corporate headquarters (the "Proposed Transaction"), but is otherwise a general and unsecured obligation of the Company. Repayment of drawings under the Harris letter of credit is also guaranteed by the Company's Chairman of the Board and certain of his family members. (See Note 15 to the accompanying Consolidated Financial Statements.) Under the current terms of the Credit Facilitation Agreement, the Harris letter of credit will be reduced dollar-for-dollar by the amount of net proceeds received from the Proposed Transaction. The Company has requested that Harris extend the expiration date of the letter of credit through September 30, 2002, and remove the provision that the letter of credit be reduced dollar-for-dollar for proceeds received from the Proposed Transaction. While management expects that Harris will agree to such revisions, no assurance can be given that such revisions will be approved. In the event Harris does not agree to such revisions, the credit enhancement to the GE facility will be substantially reduced in the event proceeds from the Proposed Transaction are received prior to June 30, 2002, and will be eliminated entirely on June 30, 2002.

The standby letters of credit issued to key factors expire in June and July 2002. The Company expects to extend the expiration date of those letters of credit in order to ensure the Company continues to receive factor credit. If Harris does not agree to extend its letter of credit beyond June 30, 2002, the letters of credit issued to factors would no longer be supported by the Harris letter of credit and their extension would result in a $7.0 million reduction to the borrowing availability under the GE facility. There can be no assurance the Company will continue to receive an adequate level of key factor and vendor trade credit to support its operations. Any further reductions of trade and factor support or a lack of further improvements in the level of unsecured factor and trade support granted to the Company may impair the Company's ability to purchase an adequate level of merchandise to support its operations.

Receivables Securitization Program

The Company conveys all of its accounts receivable arising under its private- label credit cards on an ongoing basis under a receivables securitization facility. The facility provides the Company with an additional source of working capital and long-term financing that has historically been more cost-effective than traditional debt financing. Under the program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of principal (when required) and interest to the investor, and monthly servicing fees to the Company. Any excess cash flows are then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company. As described more fully in Note 3 to the accompanying consolidated financial statements, the Company accounts for the securitization of receivables as sales for financial reporting purposes, and as such, the transferred receivables are removed from the Company's balance sheet at the time of the transfer. Securities are issued under the program by GCC Trust, which is not consolidated in the Company's financial statements. The Company retains an interest in certain of the securities issued by GCC Trust, and also retains an interest in receivables that are ineligible for transfer to GCC Trust.

On March 1, 1999, GCC Trust issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series Certificate") to a single investor through a private placement. Interest on the 1999-1 Series Certificate is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

On November 16, 2000, GCC Trust issued a $24.0 million Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series Certificate"). Upon the expiration of the commitment period for the original 2000-1 Series Certificate, GCC Trust issued two new 2000-1 Series Certificates on November 15, 2001 in an aggregate principal amount of up to $20.0 million. The Company borrows against the 2000-1 Series Certificates on a revolving basis, similar to a revolving line of credit arrangement, and such borrowings bear interest at variable rates equal to the one- month LIBOR rate plus 2.75%, with a minimum rate of 5.0%. Borrowings against the 2000-1 Series Certificates are limited to a specified percentage of the outstanding balance of receivables underlying the certificates, and therefore vary depending on seasonal fluctuations in the underlying receivables. As of February 2, 2002, $20.0 million was issued and outstanding against the Series 2000-1 Certificates. While the newly issued 2000-1 Series Certificates were issued for $4.0 million less than was previously issued, due to the seasonal fluctuations in the underlying receivables, that $4.0 million was only available for borrowings for six to eight weeks during December and January. Accordingly, for a majority of the year the borrowing capacity under the newly issued certificates is essentially equal to that previously available.

The current commitment period for the 2000-1 Series Certificates expires on October 31, 2002. The Series 2000-1 Certificates are extendable at the option of GCC Trust and the certificate holders through July 31, 2003. In the event the certificates are not extended or replaced with new certificates prior to October 31, 2002, the outstanding principal balances of the certificates will repaid with excess cash flows generated under the program in six equal monthly installments beginning December 2002 and continuing through May 2003 (the "amortization period"). The repayment of the outstanding balances of the certificates, which are currently expected to be approximately $12.0 million as of October 31, 2002, would reduce excess cash flows available to the Company for working capital purposes at a rate of approximately $2.0 million per month over the six month amortization period. The Company expects that the commitment period for the Series 2000-1 Certificates will be extended, or that new certificates with an equal or larger principal amount will be issued in their place, prior to the end of the commitment period. However, there can be no guarantee that the certificates will be extended on a timely basis, or at terms and conditions that are not materially different from the current certificates. The failure to extend the certificates, or any significant delay in the extension of the certificates, could have a material adverse affect on the Company's liquidity position. In addition, the failure to extend the commitment period of the 2000-1 Series Certificates on a timely basis would result in a cross- default under a majority of the Company's other debt agreements, including the GE facility. In the event the commitment period is renewed through July 31, 2003, the principal is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

The securitization program contains restrictions and requirements, including the requirement to maintain certain receivable portfolio performance standards. The program also contains credit rating downgrade default provisions, which requires securities issued under the program to be rated BBB or higher by a rating agency. Securities issued under the program are currently rated single A+ by the rating agency. The inability to maintain compliance with such restrictions and standards or a downgrade in the credit rating, if not waived, could result in the acceleration of principal for the securities currently issued under the program, and any such acceleration, if not refinanced on a timely basis, would significantly reduce excess cash flows generated under the program that ultimately serve as an important source of working capital for the Company. Any significant decrease in the level of excess funds generated under the program could have a material adverse affect on the Company's liquidity position. In addition, any default under the securitization program, if not waived, would result in the cross-default under a majority of the Company's other debt obligations, including the GE facility. Management believes that the Company was in compliance with all applicable program requirements as of February 2, 2002 and through the date of this report.

Other Financings

The Company has continued efforts to obtain financing from external resources as a means of improving its liquidity position. In May 2001, the Company completed a $4.0 million mortgage financing of the building acquired in the Lamonts transaction. In fiscal 2001, the Company also received a total of $8.1 million from the sale and leaseback of certain fixtures and equipment. Proceeds from these transactions, totaling $12.1 million, were used to reduce outstanding borrowings under the Company's senior revolving credit facility.

On March 22, 2002, the Company entered into a $15.0 million financing with Kimco Capital Corp. (the "Kimco facility"). The Kimco facility is secured by first priority liens on three of the Company's owned store properties and with subordinate liens on substantially all other assets of the Company securing the GE facility. Proceeds from the Kimco facility were used to repay previously existing mortgage loans on two of those properties and one term loan and pay certain fees and costs associated with the transaction. The remaining $4.1 million was used to reduce outstanding borrowings under the GE facility. The Kimco facility is co-terminus with the GE facility, with monthly principal payments of $80,000 plus interest at a fixed rate of 12% per annum, and a balloon payment of $12.4 million upon maturity on January 31, 2005. On February 19, 2002, the Company also completed a $1.0 million, seven year term loan financing of its corporate aircraft. The finalization of these two transactions resulted in net cash proceeds totaling approximately $5.1 million. Combined with the $859,000 net proceeds received from the sale of a store lease in January 2002, the Company received a total of approximately $6.0 million of external financings prior to March 31, 2002, and such proceeds were applied towards satisfying the requirements of the previously described "Initial Liquidity Event".

Store Closures

In fiscal 2001, the Company sold or terminated the leases of six of the original 34 stores acquired from Lamonts that were considered to be either under performing or inconsistent with the long-term strategy of the Company. The Company also terminated the lease of the outsourced distribution center facility operated during the period of July 2000 through June 2001. Net costs associated with closure of those stores and the outsourced distribution center facility totaled $729,000. This amount consists of estimated lease termination costs, asset impairment charges (including the write-off of allocated goodwill and favorable lease rights), severance and other incremental costs associated with the closure of the stores totaling $2,035,000, less $1,306,000 of cash proceeds received as a result of the sale of lease rights, fixtures and equipment.

The Company is continuing to operate 28 of the original 34 stores acquired from Lamonts. However, 10 of those stores continue to perform below expectations. In the event the Company is unable to improve the operating performance of those locations, the sale, sublease or closure of those locations may be considered in the future. In the past, the Company has successfully improved the operating results and cash flows of under performing locations through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. However, there can be no assurance that these strategies will improve the operating results and cash flows of those under performing stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations. As a result, the Company may incur significant store closure costs in the future.

As of the end of fiscal 2001, the Company had a reserve for store closure costs totaling $529,000, which consisted primarily of estimated future lease obligations for three store locations that were closed in fiscal 2001. In the event the Company is not successful in selling or subleasing these three locations as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2002, additional reserves for store closure costs, which may be material, may be recorded.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in fiscal 2001, totaling $18.7 million, were primarily related to information system enhancements and the renovation and refixturing of certain existing locations. The Company presently has no commitments to open or remodel any stores in fiscal 2002. However, the Company is committed to complete the implementation of a new merchandise information system, with an expected remaining cash commitment of $1.7 million in fiscal 2002. The Company had no outstanding standby or documentary letters of credit as of February 2, 2002. However, as of March 31, 2002, the Company had issued a total of $10.7 million of standby letters of credit and documentary letters of credit totaling $600,000. As described in the preceding section titled "Trade Credit and Transactions with Affiliate," the standby letters of credit, which currently expire by the end of July 2002, were issued to secure credit lines with key factors. Management believes that the likelihood of any draws under the standby letters of credit are remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Contractual Obligations

The following tables set forth certain information concerning the Company's debt obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

Contractual Obligations:

                                                           Payments due by period (1)
                                                           (In thousands of dollars)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2002       2003       2004       2005       2006       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Long-term debt....................... $   5,525  $   4,236  $   1,706  $   1,460  $   1,021  $  17,373
Capitalized lease obligations........     3,768      3,567      2,263      1,881      1,140      3,885
Subordinated note
  payable to affiliate...............        --         --         --         --     22,180         --
Non-cancelable operating leases......    25,034     24,462     23,679     21,976     20,956    104,490
                                       ---------  ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations... $  34,327  $  32,265  $  27,648  $  25,317  $  45,297  $ 125,748
                                       =========  =========  =========  =========  =========  =========

                                                  Amount of commitment expiration by period
                                                           (In thousands of dollars)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2002       2003       2004       2005       2006       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Senior revolving credit facility (2). $      --  $      --  $  95,908  $      --  $      --  $      --
Standby letters of credit (3)........    10,700         --         --         --         --         --
Documentary letters of credit (4)....       600         --         --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                      $  11,300  $      --  $  95,908  $      --  $      --  $      --
                                       =========  =========  =========  =========  =========  =========

(1) See Notes 7, 8 and 9 to the accompanying Consolidated Financial Statements.

(2) Represents outstanding borrowings under the Company's senior revolving credit facility as of February 2, 2002. The table presents that amount as due at end of the commitment period for the facility, which currently expires January 31, 2005.

(3) The Company had no outstanding standby letters of credit as of February 2, 2002. However, as of March 31, 2002, the Company had issued a total of $10.7 million of standby letters of credit with expiration dates through July 31, 2002. Management believes the likelihood of any draws under the standby letters of credit are remote. (See "Liquidity and Capital Resources - Trade Credit and Transactions with Affiliate.")

(4) The Company had no outstanding documentary letters of credit as of February 2, 2002. However, as of March 31, 2002, the Company had issued approximately $600,000 of documentary letters of credit with various expiration dates through the end of fiscal 2002.

Cash generated by operations, together with liquidity provided by the GE facility, the securitization program and other financial resources, including without limitation the factors described below, are expected to adequately finance the Company's planned cash requirements for fiscal 2002. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to, the availability of adequate borrowing capacity and the ability to maintain compliance with restrictive debt covenants contained in the Company's senior revolving credit facility and its other debt obligations; adequate cash flows generated by operations; the adequacy of factor and trade credit; the ability to extend and modify the terms of the Harris letter of credit; the ability to complete the Proposed Transaction, or alternative financing in the event the Proposed Transaction is not completed; and the ability to extend the current commitment period for the 2000-1 Series Certificates by October 31, 2002. Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity will be adequate to meet the Company's working capital, capital expenditure and debt service requirements for fiscal 2002. Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes is limited. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if those sources of liquidity become reduced or are significantly delayed beyond expected dates, the Company's liquidity position, financial condition and results of operations may be materially adversely affected.

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

The Company will adopt the provisions of SFAS No. 142 effective the beginning of fiscal 2002. The Company will test goodwill and indefinite-lived intangible assets for impairment using the two-step process prescribed by SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets within six months after the beginning of fiscal 2002, as required by the statement. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principles in the first half of 2002. The Company has not yet determined what the effect of these tests, if any, will be on the earnings and financial position of the Company.

In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective the beginning of fiscal 2003 and does not currently expect that the adoption will have a significant effect on the Company's financial position or its results of operations.

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business". This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 also retains the provisions of SFAS No. 121 that requires the recognition and measurement of the impairment of long-lived assets that are held and used. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier adoption encouraged. The Company will adopt SFAS No. 144 effective the beginning of fiscal 2002 and does not currently expect that the adoption will have a significant effect on the Company's financial position or its results of operations.

Inflation

Although inflation has not been a material factor in the Company's operations during the past several years, the Company has experienced increases in the costs of certain merchandise, salaries, employee benefits and other general and administrative costs, including utilities, health care and workers' compensation costs. The Company is generally able to offset these increases by adjusting its selling prices or by modifying its operations. The Company's ability to adjust selling prices is limited by competitive pressures in its market areas.

The Company values its merchandise inventories by the retail method using last- in, first-out (LIFO) cost. Under the LIFO method, which is determined by using the department store price indices published by the Bureau of Labor Statistics, the cost of products sold reported in the financial statements approximates current costs and thus reduces the impact of inflation due to increasing costs on reported income. The valuation of the Company's merchandise inventories under the LIFO method is currently equal to that as determined by the first-in, first- out (FIFO) method of accounting.

Seasonality

The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of net sales, gross profit and operating income realized during the Christmas selling months of November and December of each year, and to a lesser extent, during the Easter and Back-to-School selling seasons. The Company's results may also vary from quarter to quarter as a result of, among other things, the timing and level of the Company's sales promotions, weather, fashion trends and the overall health of the economy, both nationally and in the Company's market areas. Working capital requirements also fluctuate during the year, increasing substantially prior to the Christmas selling season when the Company must carry significantly higher inventory levels.

The following table sets forth unaudited quarterly results of operations for fiscal 2001 and 2000 (in thousands, except per share data).

                                                  2001
                             ----------------------------------------------
Quarter Ended                  May 5      August 4   November 3  February 2
---------------------------  ----------  ----------  ----------  ----------
Net sales.................. $  157,168  $  158,722  $  153,674  $  241,138
Gross profit...............     51,273      54,249      52,914      81,985
Income (loss) before income
  tax expense (benefit)
  and extraordinary item...     (7,348)     (4,497)     (4,389)     17,622
Income (loss) before
  extraordinary item.......     (4,593)     (2,813)     (2,578)     10,838
Extraordinary item (net
  of tax benefit) (1)......                                           (429)
Net income (loss)..........     (4,593)     (2,813)     (2,578)     10,409

Net income (loss)
  per common share -
  basic and diluted:
Income (loss) before
  extraordinary item....... $    (0.36) $    (0.22) $    (0.20) $     0.85
Extraordinary item (1).....                                          (0.03)
Net income (loss).......... $    (0.36) $    (0.22) $    (0.20) $     0.82

Weighted-average
  number of common
  shares outstanding:
    Basic..................     12,656      12,670      12,692      12,704
    Diluted................     12,656      12,670      12,692      12,704

                                                  2000
                             ----------------------------------------------
Quarter Ended                 April 29    July 29    October 28  February 3
---------------------------  ----------  ----------  ----------  ----------
Net sales.................. $  121,335  $  129,939  $  153,694  $  258,900
Gross profit...............     41,034      45,067      57,316      86,727
Income (loss) before
  income tax expense
  (benefit)(2).............     (1,390)         17      (4,086)     16,912
Net income (loss)..........       (841)         11      (2,472)     10,381
Net income (loss)
  per common share -
  basic and diluted........ $    (0.07) $    (0.00) $    (0.20) $     0.83

Weighted-average
  number of common
  shares outstanding:
    Basic..................     12,597      12,605      12,621      12,582
    Diluted................     12,597      12,629      12,621      12,616

(1) Represents an extraordinary loss incurred in connection with the early retirement of the Company's previous revolving line of credit.

  Income (loss) before income tax expense (benefit) in the three month periods ended July 29, 2000 and October 28, 2000 include non-recurring, pre-tax charges for costs incurred in connection with the-opening of the 34 stores acquired under the Lamonts acquisition totaling $977,000 and $4,655,000, respectively. The total of such costs recognized in fiscal 2000 amounted to $5,632,000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its senior revolving credit facility. As of February 2, 2002, the Company also had three long-term mortgage and term loans bearing variable interest rates. However, as described more fully in "Liquidity and Capital Resources," those three obligations were refinanced in March 2002 by a fixed-rate borrowing arrangement. The Company does not engage in financial transactions for speculative or trading purposes, nor does the Company purchase or hold any derivative financial instruments.

As of February 2, 2002, borrowings subject to a variable interest rate, excluding borrowings refinanced with fixed-rate borrowings in March 2002, represented 59.6% of the Company's total outstanding borrowings. The interest payable on the Company's senior revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. An increase of 55 basis points on existing floating rate borrowings (a 10% change from the Company's weighted-average interest rate as of February 2, 2002) would reduce the Company's pre-tax net income and cash flow by approximately $644,000. This 55 basis point increase in interest rates would not materially affect the fair value of the Company's fixed rate financial instruments. (See Note 1 to the Consolidated Financial Statements.)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is set forth under Part IV, Item 14, included elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 20, 2002, to be filed pursuant to Regulation 14A (the "2002 Proxy") under the headings "Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

As of March 31, 2002, the name, age and title of the senior executive officers of the Company are as follows:

Name	Age	Position
James R. Famalette	49	President and Chief Executive Officer
Gary L. Gladding	62	Executive Vice President/General Merchandise Manager
Michael S. Geele	51	Senior Vice President and Chief Financial Officer
Michael J. Schmidt	60	Senior Vice President/Director of Stores

James R. Famalette became President and Chief Executive Officer of the Company on June 25, 1999 after serving as President and Chief Operating Officer of the Company since April 14, 1997. Prior to joining the Company, Mr. Famalette was President and Chief Executive Officer of Liberty House, a department and specialty store chain based in Honolulu, Hawaii, from 1993 through 1997, and served in a variety of other positions with Liberty House from 1987 through 1993, including Vice President, Stores and Vice President, General Merchandise Manager. From 1975 to 1987 he served in a variety of senior level management positions with Village Fashions/Cameo Stores and Colonies, a specialty store chain.

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

Michael J. Schmidt became Senior Vice President/Director of Stores of the Company in 1985(1). From 1983 through 1985, he was Manager of the Company's Fresno, California Fashion Fair store. Prior to joining the Company, he held management positions with Liberty House, Allied Corporation and R.H. Macy & Co., Inc.

_______________________

(1) References to the Company prior to 1986 are more specifically to the Company's predecessor and former subsidiary, E. Gottschalk and Co., Inc.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from those portions of the Company's 2002 Proxy under the headings "Executive Compensation" and "Director Compensation for Fiscal Year 2001."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the portion of the Company's 2002 Proxy under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the portion of the Company's 2002 Proxy under the heading "Certain Relationships and Related Transactions."

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Gottschalks Inc. and Subsidiary as required by Item 8 are included in this Part IV, Item 14:

Consolidated balance sheets - As of February 2, 2002 and February 3, 2001,

Consolidated income statements -- Fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000

Consolidated statements of stockholders' equity -- Fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000

Consolidated statements of cash flows -- Fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000

Notes to consolidated financial statements -- Three years ended February 2, 2002

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

(a)(3) The following exhibits are required by Item 601 of Regulation S-K and Item 14(c):

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From the Following Document
3.1	Certificate of Incorporation of the Registrant, as amended	Registration Statement on Form S-1 (File No. 33-3949)
3.2	By-Laws of the Registrant	Filed electronically herewith
10.1	Agreement of Limited Partnership dated March 16, 1990, by and between River Park Properties I and Gottschalks Inc. relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 1-09100)
10.2	Gottschalks Inc. Retirement Savings Plan(*)	Registration Statement on Form S-1 (File No. 33-3949)
10.3

Participation Agreement dated as of December 1, 1988 among Gottschalks Inc., General Foods Credit Investors No. 2 Corporation and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Stockton and Bakersfield department stores and the Madera distribution facility

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.4

Lease Agreement dated December 1, 1988 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of department stores in Stockton and Bakersfield, California and the Madera distribution facility

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.5	Ground Lease dated December 1, 1988 by and between Gottschalks Inc. and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Bakersfield department store	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.6

Memorandum of Lease and Lease Supplement dated July 1, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale- leaseback of the Stockton department store

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.7	Ground Lease dated August 17, 1989 by and between Gottschalks Inc. and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.8	Lease Supplement dated as of August 17, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.9

Tax Indemnification Agreement dated as of August 1, 1989 by and between Gottschalks Inc. and General Foods Credit Investors No. 2 Corporation relating to the sale-leaseback of the Stockton and Bakersfield department stores and the Madera distribution facility

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.10	Lease Agreement dated as of March 16, 1990 by and between Gottschalks Inc. and River Park Properties I relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.11	Form of Severance Agreement dated March 31, 1995 by and between Gottschalks Inc. and the following senior executives of the Company: Joseph W. Levy, Gary L. Gladding and Michael J. Schmidt(*)	Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 1-09100)
10.12	1994 Key Employee Incentive Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-54789)
10.13	1994 Director Nonqualified Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-54783)
10.14	Agreement of Sale dated June 27, 1995, by and between Gottschalks Inc. and Jack Baskin relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.15	Lease and Agreement dated June 27, 1995, by and between Jack Baskin and Gottschalks Inc. relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.16	Promissory Notes and Security Agreements dated October 4, 1995 and October 10, 1995 by and between Gottschalks Inc. and Midland Commercial Funding	Quarterly Report on Form 10-Q for the quarter ended October 28, 1995 (File No. 1- 09100)
10.17	Promissory Note and Security Agreement dated October 2, 1996, by and between Gottschalks Inc. and Heller Financial, Inc. (**)	Quarterly Report on Form 10-Q for the year ended November 2, 1996 (File No. 1-09100)
10.18	Gottschalks Inc. 1998 Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-61471)
10.19	Gottschalks Inc. 1998 Employee Stock Purchase Plan(*)	Registration Statement on Form S-8 (File #33-61473)
10.20	Asset Purchase Agreement dated as of July 21, 1998 among Gottschalks Inc., The Harris Company and El Corte Ingles, S. A. together with all Exhibits thereto	Current Report on Form 8-K dated July 21, 1998 (File No. 1-09100)
10.21	Non-Negotiable, Extendable, Subordinated Note due August 20, 2003 issued to The Harris Company	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.22	Registration Rights Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.23	Tradename License Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.24	Stockholders' Agreement among El Corte Ingles, S. A., Gottschalks Inc., Joseph Levy and Bret Levy dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.25	Standstill Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.26	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: East Hills Mall, Bakersfield, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.27	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Moreno Valley Mall at Towngate, Moreno Valley, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.28	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Antelope Valley Mall at Palmdale, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.29	Form of Severance Agreement dated January 21, 1999 by and between Gottschalks Inc. and Michael S. Geele (*)	Annual Report on Form 10-K for the year ended January 30,1999 (File No. 1-09100)
10.30	Receivables Purchase Agreement dated March 1, 1999 By and between Gottschalks Credit Receivables Corporation and Gottschalks Inc.	Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-09100)
10.31	Pooling and Servicing Agreement dated as of March 1, 1999 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company	Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-09100)
10.32	Series 1999-1 Supplement to Pooling and Servicing Agreement dated March 1, 1999 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company	Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-09100)
10.33	Employment Agreement dated June 25, 1999 by and between Gottschalks Inc. and James R. Famalette(*). (Western).	Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 1-09100)
10.34	Asset Purchase Agreement dated April 24, 2000 by and between Gottschalks Inc. and Lamonts Apparel, Inc.	Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 1-09100)
10.35	Amendment No. 1 to the Asset Purchase Agreement dated May 16, 2000 by and between Gottschalks Inc. and Lamonts Apparel, Inc.	Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (File No. 1-09100)
10.36	Promissory Note dated July 24, 2000 by and between Gottschalks Inc. and Heller Financial Leasing, Inc.	Quarterly Report on Form 10-Q for the Quarter ended July 29 2000 (File No. 1-09100)
10.37	Series 2000-1 Supplement to the Pooling and Servicing Agreement dated as of November 16, 2000 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company	Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100)
10.38

Amendment No. 1 to Pooling and Servicing Agreement and the Series 1999-1 Supplement dated November 16, 2000 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company

Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100)
10.39	Promissory Note and Security Agreement dated May 16, 001, by and between Gottschalks Inc, and Heller Financial, Inc. (**)	Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 (File No. 1-09100)
10.40

Amended and Restated Series 2000-1 Supplement to the Pooling and Servicing Agreement dated as of November 15, 001 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company

Filed electronically herewith
10.41	Certificate Purchase Agreement dated November 15, 001 by and among Warehouse Line LLC, Bank Hapoalim B.M., and Gottschalks Credit Receivables Corporation	Filed electronically herewith
10.42	Credit Agreement dated January 31, 200 by and among Gottschalks Inc., General Electric Capital Corporation and The CIT Group/Business Credit	Current Report on Form 8-K dated January 31, 2002
10.43	Credit Facilitation Agreement dated February 22, 2002 by and between Gottschalks Inc. and The Harris Company	Current Report on Form 8-K/A (Amendment No. 2) dated February 22, 2002 (File No. 1- 09100)
10.44	First Amendment to Credit Agreement dated February 22, 2002 by and among Gottschalks Inc., General Electric Capital Corporation and The CIT Group/Business Credit	Current Report on Form 8-K/A (Amendment No. 2) dated February 22, 2002 (File No. 1- 09100)
10.45	Credit Agreement dated March 22, 2002 among Gottschalks Inc and KIMCO Capital Corp.	Filed electronically herewith
10.46	Second Amendment to Credit Agreement dated March 22, 2002 by and among General Electric Capital Corporation, The CIT Group/Business Credit, LaSalle Retail Finance and Foothill Capital Corporation	Filed electronically herewith
10.47	Amendment to Employment Agreement dated December 3, 2001 by and between Gottschalks Inc. and James R. Famalette (*)	Filed electronically herewith
21.	Subsidiary of the Registrant	Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 1-09100)
23.	Independent Auditors' Consent	Filed electronically herewith

(*) Management contract, compensatory plan or arrangement.

(**) These loans were retired with proceeds from a mortgage loan completed on March 22, 2002 (See Exhibit 10.46)

________________________________________________________________

  Reports on Form 8-K -- The Company filed the following Report on Form 8-K during the fourth quarter of fiscal 2001:

The Company filed a Form 8-K dated January 31, 2002, pursuant to Item 5, Other Events, describing the completion of a new $165.0 million senior secured credit agreement on February 1, 2002, with GE Capital as administrative agent for the lender syndication, and The CIT Group/Business Credit as syndication agent.

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

YEAR ENDED FEBRUARY 2, 2002

GOTTSCHALKS INC. AND SUBSIDIARY

FRESNO, CALIFORNIA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiary (the "Company") as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gottschalks Inc. and Subsidiary at February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Fresno, California
March 22, 2002 (April 30, 2002, as to the fourth paragraph of Note 7)

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        February 2,  February 3,
                                                           2002         2001
                                                        -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash................................................ $     2,741  $     2,827
  Retained interest in receivables sold...............      19,222       19,853
  Receivables - net...................................      11,331        9,248
  Merchandise inventories.............................     160,212      185,226
  Other...............................................      16,981       20,011
                                                        -----------  -----------
    Total current assets..............................     210,487      237,165

PROPERTY AND EQUIPMENT - net..........................     152,607      147,711

OTHER ASSETS:
  Intangibles - net...................................      17,376       18,564
  Other...............................................      10,704        6,619
                                                        -----------  -----------
                                                            28,080       25,183
                                                        -----------  -----------
                                                       $   391,174  $   410,059
                                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses......... $    76,938  $    83,782
  Revolving line of credit............................      20,908       32,828
  Current portion of long-term debt...................       5,525        5,836
  Current portion of capitalized lease obligations....       2,738          701
  Deferred income taxes...............................                    3,007
                                                        -----------  -----------
    Total current liabilities.........................     106,109      126,154

LONG-TERM OBLIGATIONS, less current portion...........     110,216      113,012

OTHER LIABILITIES.....................................      18,199       19,216

DEFERRED INCOME TAXES.................................      16,832       12,801

SUBORDINATED NOTE PAYABLE TO AFFILIATE - net..........      21,646       21,303

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value of $.10 per share;
    2,000,000 shares authorized; none issued                    --           --
  Common stock, par value of $.01 per share;
    30,000,000 shares authorized; 12,726,364
    and 12,656,769 issued.............................         127          127
  Additional paid-in capital..........................      71,189       71,015
  Retained earnings...................................      46,856       46,431
                                                        -----------  -----------
                                                           118,172      117,573
                                                        -----------  -----------
                                                       $   391,174  $   410,059
                                                        ===========  ===========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

                                               2001        2000        1999
                                            ----------  ----------  ----------
Net sales................................. $  710,702  $  663,868  $  541,275
Net credit revenues.......................      8,420       9,150       8,709
Net leased department revenues............      4,093       3,948       4,209
                                            ----------  ----------  ----------
    Total revenues........................    723,215     676,966     554,193
                                            ----------  ----------  ----------
Costs and expenses:
  Cost of sales...........................    470,281     433,724     354,010
  Selling, general and
    administrative expenses...............    223,926     201,765     167,561
  Depreciation and amortization...........     14,123      11,505       9,465
  New store pre-opening costs.............                  6,183         495
  Store closure costs.....................        729
  Asset impairment charge.................                              1,933
                                            ----------  ----------  ----------
     Total costs and expenses.............    709,059     653,177     533,464
                                            ----------  ----------  ----------
Operating income..........................     14,156      23,789      20,729
                                            ----------  ----------  ----------
Other (income) expense:
  Interest expense........................     14,364      13,750      11,408
  Miscellaneous income....................     (1,595)     (1,414)     (1,555)
                                            ----------  ----------  ----------
                                               12,769      12,336       9,853
                                            ----------  ----------  ----------
Income before income tax expense
 and extraordinary item...................      1,387      11,453      10,876

Income tax expense........................        533       4,374       4,240
                                            ----------  ----------  ----------
Income before extraordinary item..........        854       7,079       6,636

Extraordinary item - loss on early
 extinguishment of debt (net of income
  tax benefit of $267,000)................       (429)
                                            ----------  ----------  ----------

Net income................................ $      425  $    7,079  $    6,636
                                            ==========  ==========  ==========
Net income per common share
 (basic and diluted):
  Income before extraordinary item........ $     0.06  $     0.56  $     0.53
  Extraordinary item......................      (0.03)
  Net income..............................  ----------  ----------  ----------
                                                 0.03        0.56        0.53
                                            ==========  ==========  ==========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                  Common Stock   Additional
                            -------------------   Paid-in    Retained
                              Shares     Amount   Capital    Earnings    Total
                            -----------  ------  ----------  ---------  --------
BALANCE, JANUARY 30, 1999.. 12,575,565  $  126  $   70,626  $  32,716  $103,468
  Net income...............         --      --          --      6,636     6,636
  Shares issued under
   stock purchase plan.....     21,272      --         134         --       134
                            -----------  ------  ----------  ---------  --------
BALANCE, JANUARY 29, 2000.. 12,596,837     126      70,760     39,352   110,238
  Net income...............         --      --          --      7,079     7,079
  Shares issued under
   stock purchase plan.....     59,932       1         255         --       256
                            -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 3, 2001.. 12,656,769  $  127  $   71,015  $  46,431  $117,573
  Net income...............         --      --          --        425       425
  Shares issued under
   stock purchase plan.....     69,595      --         174         --       174
                            -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 2, 2002.. 12,726,364  $  127  $   71,189  $  46,856  $118,172
                            ===========  ======  ==========  =========  ========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                 2001       2000       1999
                                                               ---------  ---------  ---------
OPERATING ACTIVITIES:
Net income................................................... $     425  $   7,079  $   6,636
Adjustments:
  Depreciation and amortization..............................    14,123     11,505      9,465
  Deferred income taxes......................................      (300)     3,522      3,562
  Amortization of deferred income and
    other deferred items.....................................    (1,017)    (1,695)    (3,201)
  Provision for credit losses................................     1,247      1,025        982
  Provision for store closing costs..........................       529
  Extraordinary item, net of income tax benefit benefit......       429
  Net loss from sale of assets...............................       122        151         86
  Asset impairment charge....................................                   --      1,933
  Other non-cash items, net..................................     1,777        604        861
Decrease (increase) in assets, excluding
  effect of business acquisition:
     Receivables.............................................    (3,275)    (2,017)    (2,643)
     Merchandise inventories.................................    25,780    (54,409)    (6,117)
     Other current and long-term assets......................     4,758     (7,824)     5,211
Increase (decrease) in liabilities,
  excluding effect of business acquisition:
     Trade accounts payable and accrued expenses.............    (3,391)    16,039     (7,868)
     Other current and long-term liabilities.................     2,323     (5,306)    (2,296)
                                                               ---------  ---------  ---------
         Net cash provided by (used in) operating activities.    43,530    (31,326)     6,611

INVESTING ACTIVITIES:
Available-for-sale securities:
  Maturities.................................................  (345,638)  (330,131)  (305,926)
  Purchases..................................................   344,269    321,416    304,795
Purchases of property and equipment..........................   (18,683)   (29,635)   (16,059)
Acquisitions of assets and business..........................        --    (19,522)        --
Proceeds from sale of lease rights,
  fixtures and equipment.....................................     1,306         --         --
Proceeds from investment in limited partnership..............       194        194        317
                                                               ---------  ---------  ---------
        Net cash used in investing activities................   (18,552)   (57,678)   (16,873)

FINANCING ACTIVITIES:
Net (repayments) proceeds under retired revolving
  credit facility............................................  (112,828)    57,349     (4,794)
Net proceeds from new revolving credit facility..............    95,908
Net proceeds from 2000-1 Series Certificates.................     2,000     18,000
Proceeds from issuance of 1999-1 Series Certificate..........                          53,000
Principal payments on retired 1994-1 Series Certificate......        --         --    (30,900)
Proceeds from sale and leaseback transactions................     8,116
Proceeds from long-term obligations..........................     4,000     10,000        500
Principal payments on long-term obligations..................    (8,419)    (6,016)    (4,515)
Changes in cash management liability.........................    (7,610)    11,433     (2,149)
Debt issuance costs..........................................    (6,405)    (1,091)      (806)
Proceeds from sale of stock under employee
  stock purchase plan........................................       174        255        134
                                                               ---------  ---------  ---------
Net cash (used in) provided by financing activities..........   (25,064)    89,930     10,470
                                                               ---------  ---------  ---------
(DECREASE) INCREASE IN CASH..................................       (86)       926        208
CASH AT BEGINNING OF YEAR....................................     2,827      1,901      1,693
                                                               ---------  ---------  ---------
CASH AT END OF YEAR.......................................... $   2,741  $   2,827  $   1,901
                                                               =========  =========  =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:
  Acquisition of equipment under capital leases.............. $     233  $     411  $     620
                                                               =========  =========  =========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of February 2, 2002, the Company operated 73 full-line department stores located in six Western states, with 39 stores located in California, 20 in Washington, six in Alaska, three in both Idaho and Oregon and two in Nevada. The Company also operated 13 specialty apparel stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, and also a wide array of home furnishings, including domestics, china, housewares, small electrics and, in certain locations, furniture and mattresses.

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

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2001, 2000 and 1999, ended on February 2, 2002, February 3, 2001 and January 29, 2000, respectively. Fiscal 2001 and 1999 each included 52 weeks. Fiscal 2000 included 53 weeks.

Revenue Recognition - Net retail sales are recorded at the point-of-sale and include sales of merchandise, net of estimated returns and exclusive of sales tax. Net retail sales also include all amounts billed to customers for shipping and handling, including customer delivery charges. Revenues on special order sales are recognized when the merchandise is delivered to the customer and has been paid for in its entirety. The Company does not sell merchandise on layaway.

Net leased department revenues consist of rental income from lessees and sub- lessees. Sales generated in such leased departments totaled $28,933,000, $27,738,000 and $29,029,000 in 2001, 2000 and 1999, respectively.

Transfers and Servicing of Financial Assets - The Company accounts for the transfer and sale of receivables pursuant to its receivables securitization program in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 requires the Company to recognize gains and losses on transfers of financial assets (securitizations) that qualify as sales and to recognize as assets certain financial components that are retained as a result of such sales, which consist primarily of the retained interest in receivables sold and the retained rights to future interest income from the serviced assets in excess of the contractually specified servicing fee (interest-only strips). The estimated cost to service the assets is currently equal to the contractually specified servicing fee, resulting in no servicing assets or liabilities in 2001 or 2000.

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

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method is equal to the LIFO value of inventories at February 2, 2002 and February 3, 2001. The Company includes in inventory the capitalization of certain indirect purchasing, merchandise handling and inventory storage costs to better match these costs with the related sales.

New Store Pre-Opening and Store Closure Costs - New store pre-opening costs are expensed as incurred and may vary significantly from year to year depending on the number of new stores opened.

In the event a store is closed before its lease has expired, the remaining lease obligation (less anticipated sublease rental income or proceeds from lease settlements, if any), asset impairment charges related to the improvements and fixtures, goodwill and favorable lease rights, severance and other incremental costs related to the closure of the store are expensed in the period in which management determines to close it.

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

Software Development Costs - Costs associated with the acquisition or development of software for internal use that meet the criteria of AICPA Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" are capitalized and amortized over the expected useful life of the software, which generally ranges from 3 to 10 years. Software development costs capitalized under SOP No. 98-1 in fiscal 2001 and 2000 totaled $1,057,000 and $242,000, respectively. No such costs were capitalized in 1999. There was no amortization of software development costs in 2001, 2000 or 1999. In 2002, the Company expects to complete and place in service all information systems projects to which such costs were capitalized and will commence the amortization of such costs over their estimated useful lives at that time.

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

Effective the beginning of fiscal 2002, the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" will be implemented. As a result, the Company will no longer amortize previously recorded goodwill and will instead perform an initial impairment review of goodwill during the first six months of fiscal 2002, as required by the statement, with an annual impairment review thereafter, unless a more frequent review is warranted by events and circumstances.

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

Deferred Income - Deferred income consists primarily of donated land and cash incentives received to construct a store and enter into a lease arrangement. Land contributed to the Company is included in land and recorded at appraised fair market values. Deferred income is amortized to income over the average depreciable life of the related fixed assets built on the land for locations that are owned by the Company, and over the minimum lease periods of the related building leases with respect to locations that are leased by the Company, ranging from 10 to 32 years. Deferred income, net of accumulated amortization, totaling $13,340,000 and $14,342,000 as of February 2, 2002 and February 3, 2001, respectively, is included in other long-term liabilities.

Deferred Lease Payments - Certain of the Company's department store operating leases provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the lease term and records the difference between rental expense and amounts paid under the leases as deferred lease payments. Deferred lease payments, totaling $4,162,000 at February 2, 2002 and $4,588,000 at February 3, 2001, are included in other liabilities.

Advertising Costs - Advertising costs, totaling $33,053,000, $30,111,000 and $24,327,000 in 2001, 2000 and 1999, respectively, are included in selling, general and administrative expenses for financial reporting purposes and are expensed when the related advertisement first takes place.

Income Taxes - Deferred tax assets and liabilities are generally recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined based on the differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards, and by using enacted tax rates in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to their net realizable value if it is more likely than not that the assets will not be realized.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized in the 2001, 2000 and 1999 financial statements for employee stock arrangements. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," is disclosed in Note 12.

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved, and in some cases, the expected proceeds from the sale or sublease of a particular asset, or independent appraisals. In 2001, the Company recognized asset impairment charges totaling $775,000 in connection with the closure of six stores, and this amount is included in store closure costs in the accompanying income statement. (See Note 2.) There were no asset impairment charges recognized in 2000. In 1999, the Company recognized a non-recurring asset impairment charge of $1,933,000 related to an investment in a cooperative merchandise buying group that was accounted for under the cost method.

Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, receivables, notes receivable, trade payables and other accrued expenses, revolving line of credit and letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The retained interest in receivables sold, the retained right to future interest income (interest-only strip) and the Subordinated Note are carried at their estimated fair values. The following methods and assumptions were used to estimate the fair values for each remaining class of financial instruments:

Long-Term Obligations - The fair values of the Company's mortgage loans and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of $31,323,000 and $33,673,000 at February 2, 2002 and February 3, 2001, had estimated fair values of $33,112,000 and $35,287,000 at February 2, 2002 and February 3, 2001, respectively.

Off-Balance Sheet Financial Instruments - The Company's off-balance sheet financial instruments consist primarily of certificates issued under the securitization program. The estimated fair value of the fixed rate certificate, based on similar issues of certificates at current rates for the same remaining maturities, with a face value of $53,000,000 as of both February 2, 2002 and February 3, 2001, is $51,573,000 and $50,995,000, respectively. The estimated fair values of the floating rate certificates approximate their reported values due to the variable interest rate underlying those instruments.

Derivatives - Effective the beginning of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 also establishes criteria for a derivative to qualify as a hedge for accounting purposes. The adoption of SFAS No. 133 did not have a significant impact on the Company's financial position, results of its operations or its cash flows.

Segment Reporting - The Company operates in one reportable segment, which includes the Company's proprietary credit card operation. The proprietary credit card operation is considered an integral component of the Company's retail store segment, as its primary purpose is to support and enhance this segment's retail operations.

Comprehensive Income - There were no items of other comprehensive income in 2001, 2000 or 1999, and therefore net income is equal to comprehensive income for each of those years.

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

The Company will adopt the provisions of SFAS No. 142 effective the beginning of fiscal 2002, and will test goodwill and indefinite-lived intangible assets for impairment using the two-step process prescribed by SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of February 3, 2002 during the first six months of fiscal 2002, as required by the statement. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principles in the first half of 2002. The Company has not yet determined what the effect of these tests, if any, will be on the earnings and financial position of the Company.

In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. The Company will adopt SFAS No. 143 effective the beginning of fiscal 2003 and does not currently expect that its adoption will have a significant effect on the Company's financial position or its results of operations.

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

Reclassifications - Certain amounts in the accompanying 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

2. STORE ACQUISITIONS AND STORE CLOSINGS

On July 24, 2000, the Company entered into a definitive asset purchase agreement (the "Agreement") with Lamonts Apparel, Inc. ("Lamonts"). The Agreement, as subsequently amended, provided for the Company to acquire 37 of Lamonts' 38 store leases, related store fixtures and equipment, and one store building for a cash purchase price of $20,100,000. Concurrent with the closing of the transaction on July 24, 2000, the Company sold one of the store leases for $2,500,000, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17,600,000 for 34 store leases, related store fixtures and equipment, and one store building. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores are located in five Western states, with 19 stores in Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah, and significantly expanded the Company's presence in the Pacific Northwest and Alaska. The newly acquired stores were converted to the Gottschalks banner, re-merchandised and re-opened in stages, beginning in late August with all stores completely open by September 7, 2000. The Company incurred $5,632,000 in 2000 of non-recurring new store pre-opening costs in connection with the re-opening of the stores.

The $17,600,000 net cash purchase price for the assets was partially financed with proceeds from a $10,000,000 note payable, with the remainder provided from existing financial resources. Direct transaction costs include investment banking, legal and accounting fees and other costs. The asset acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores are included in the Company's financial statements from the acquisition date of July 24, 2000.

The purchase price was allocated to the acquired assets on the basis of their estimated fair values as of the date of the acquisition, as follows (in thousands):

       Fair value of note payable................. $   10,000
       Cash.......................................      7,580
       Direct transaction costs...................      1,942
                                                    ----------
          Total purchase price.................... $   19,522
                                                    ==========

       Favorable lease rights..................... $    9,857
       Property and equipment.....................      9,000
       Goodwill...................................        665
                                                    ----------
          Total purchase price.................... $   19,522
                                                    ==========

The Company closed six of the 34 acquired stores during the second quarter of 2001 that were determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. One of those stores was subsequently re-opened in the third quarter of 2001. As planned, the Company also discontinued the use of an outsourced distribution center facility located in Kent, Washington, in June 2001 and consolidated all of the Company's distribution functions into its primary distribution facility located in Madera, California. One additional store was closed in January 2002. Net costs associated with closure of those stores and the outsourced distribution center facility totaled $729,000. This amount consists of estimated lease termination costs, asset impairment charges (including the write-off of allocated goodwill and favorable lease rights), severance and other incremental costs associated with the closure of the stores totaling $2,035,000, less $1,306,000 of cash proceeds received as a result of the sale of lease rights, fixtures and equipment. As of the end of fiscal 2001, the reserve for store closure costs totaled $529,000, which consisted primarily of estimated future lease obligations for three of the store locations that were closed in fiscal 2001. In the event the Company is not successful in selling or subleasing these three locations as soon as management expects, additional store closure reserves may be recorded.

3. RECEIVABLES

Receivable Securitization Program

The Company conveys all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly-owned subsidiary, GCRC, and those receivables that meet certain eligibility requirements of the program are simultaneously conveyed to Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. GCC Trust is a qualified special purpose entity under SFAS No. 140, and is not consolidated in the Company's financial statements. The transfer of receivables under the program are accounted for as sales for financial reporting purposes under SFAS No. 140, and as such, the transferred receivables are removed from the Company's balance sheet at the time of the transfer. Securities issued under the program are issued by GCC Trust, which is not consolidated in the Company's financial statements. Certain of the securities issued by GCC Trust represent the Company's retained interest in the receivables sold. The Company also retains receivables that are ineligible for transfer to GCC Trust. The Company services and administers the portfolio for a 3% per annum monthly servicing fee, which totaled $2,254,000 in 2001 and $1,926,000 in 2000. Under the program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of principal (when required) and interest to the investor, and monthly servicing fees to the Company. Any excess cash flows are then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company.

On March 1, 1999, GCC Trust issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series Certificate") to a single investor through a private placement. Interest on the 1999-1 Series Certificate is earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%, and the outstanding principal balance of the certificate is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

On November 16, 2000, GCC Trust issued a $24.0 million Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series Certificates"). Upon the expiration of the original 2000-1 Series Certificate, GCC Trust issued two new 2000-1 Series Certificates on November 15, 2001 in an aggregate principal amount of up to $20.0 million. The Company borrows against the 2000-1 Series Certificates on a revolving basis, similar to a revolving line of credit arrangement, and such borrowings bear interest at variable rates equal to the one-month LIBOR rate plus 2.75%, with a minimum rate of 5.0%. Borrowings against the Series 2000-1 Certificates are limited to a specified percentage of the outstanding balance of receivables underlying the certificates, and therefore vary depending on seasonal fluctuations in the underlying receivables. As of February 2, 2002, $20.0 million was issued and outstanding against the Series 2000-1 Certificates.

The current commitment period for the 2000-1 Series Certificates expires on October 31, 2002. The 2000-1 Series Certificates are extendable at the option of GCC Trust and the certificate holders through July 31, 2003. The Company currently expects that the Series 2000-1 Certificates will be extended, or that a new certificate with an equal or larger principal amount will be issued in its place, prior to the end of the commitment period on October 31, 2002. In the event the certificates are not extended or replaced with new certificates prior to October 31, 2002, the then outstanding principal balances of the certificates will be repaid in six equal monthly installments commencing in December 2002 and continuing through May 2003. The failure to extend the commitment period by October 31, 2002, if not waived, would result in a cross-default under a majority of the Company's other debt agreements, including the GE facility. In the event the commitment period is renewed through July 31, 2003, the principal will be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

The securitization program contains restrictions and requirements, including the requirement to maintain certain receivable portfolio performance standards. The program also contains credit rating downgrade default provisions, which requires securities issued under the program to be rated BBB or higher by a rating agency. Securities issued under the program are currently rated single A+ by the rating agency. Any default under the securitization program would result in the cross-default under a majority of the Company's other debt obligations, including the GE facility. Management believes the Company was in compliance with all applicable program requirements as of February 2, 2002.

The Company retains a beneficial ownership interest in certain of the receivables transferred under the program, represented by Exchangeable and Subordinated Certificates, and also retains an uncertificated ownership interest in the retained interest to future interest income (interest-only strip) and other receivables that do not meet certain eligibility requirements of the program. These retained interests are pledged as collateral under the Company's senior revolving credit facility (see Note 7). The fair value of the retained interests totaled $19,222,000 at February 2, 2002 and $19,853,000 at February 3, 2001. Key assumptions used to measure the retained interests at the dates of securitization were as follows:

                                                          February 2, February 3,
                                                             2002        2001
                                                          ----------  ----------
Repayment speed (monthly rate) .........................       33.1%       30.4%
Expected credit losses as a % of net sales (annual rate)       0.64%       0.55%
Residual cash flows discount rate.......................       12.0%       12.0%
Weighted-average life (in months).......................        3.5         3.5

The reduction in the carrying amount of the retained interests caused by immediate 10% and 20% adverse changes in those key assumptions are as follows (in thousands):

                                                          February 2, February 3,
                                                             2002        2001
                                                          ----------  ----------
Prepayment speed:
  Impact on fair value of 10% adverse change............ $      (34) $     (111)
  Impact on fair value of 20% adverse change............        (53)       (170)

Expected credit losses:
  Impact on fair value of 10% adverse change............        (33)        (13)
  Impact on fair value of 20% adverse change............        (66)        (26)

Residual cash flows discount rate:
  Impact on fair value of 10% adverse change............          0          (1)
  Impact on fair value of 20% adverse change............         (1)         (2)

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

As of February 2, 2002, the outstanding balance of the serviced portfolio totaled $94,829,000, with $3,442,000 of that amount in delinquency as of that date. As of February 3, 2001, the outstanding balance of the serviced portfolio totaled $93,488,000, with $3,387,000 of that amount in delinquency as of that date. Delinquent receivables are defined as any account for which the required minimum payment has not been received for more than 30 days. Credit losses as a percentage of net sales were 0.64% and 0.55% in 2001 and 2000, respectively.

Receivables

Receivables, including customer credit card receivables that do not meet certain eligibility requirements of the receivables securitization program, and receivables from vendors, consists of the following:

                                                    February 2, February 3,
(In thousands)                                         2002        2001
--------------------------------------------------  ----------  ----------
Credit card receivables........................... $    3,942  $    3,984
Vendor claims.....................................      7,834       5,719
                                                    ----------  ----------
Less allowance for doubtful accounts..............       (445)       (455)
                                                    ----------  ----------
                                                   $   11,331  $    9,248
                                                    ==========  ==========

Net Credit Revenues.

Net credit revenues associated with the Company's credit card receivable portfolio, including securitized receivables, consists of the following:

(In thousands)                                   2001        2000        1999
--------------------------------------------  ----------  ----------  ----------
Service charge revenues..................... $   17,817  $   16,832  $   15,618
Interest expense on securitized receivables.     (4,902)     (4,425)     (4,069)
Charge-offs on receivables sold and
  provision for credit losses on
  receivables ineligible for sale...........     (4,550)     (3,642)     (3,013)
Gain on sale of receivables.................         55         385         173
                                              ----------  ----------  ----------
                                             $    8,420  $    9,150  $    8,709
                                              ==========  ==========  ==========

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              February 2, February 3,
(In thousands)                                   2002        2001
--------------------------------------------  ----------  ----------
Furniture, fixtures and equipment........... $  112,003  $  104,963
Buildings and leasehold improvements........     86,833      83,763
Land........................................     15,185      15,108
Buildings and equipment under
  capital leases............................     17,954      13,178
Construction in progress....................      4,553       5,062
                                              ----------  ----------
                                                236,528     222,074
Less accumulated depreciation
  and amortization..........................    (83,921)    (74,363)
                                              ----------  ----------
                                             $  152,607  $  147,711
                                              ==========  ==========

5. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                              February 2, February 3,
(In thousands)                                   2002        2001
--------------------------------------------  ----------  ----------
Goodwill.................................... $   11,441  $   11,464
Favorable lease rights......................      9,148       9,744
                                              ----------  ----------
                                                 20,589      21,208
Less accumulated amortization...............     (3,213)     (2,644)
                                              ----------  ----------
                                             $   17,376  $   18,564
                                              ==========  ==========

The amortization of goodwill, which totaled $569,000, $553,000 and $536,000 in 2001, 2000 and 1999, respectively, and the amortization of favorable lease rights, totaling $424,000 and $113,000 in 2001 and 2000, are included in depreciation and amortization in the accompanying consolidated financial statements. Effective the beginning of fiscal 2002, the Company will no longer amortize previously recorded goodwill pursuant to SFAS No. 142. The Company will continue to amortize favorable lease rights over the estimated lease terms.

6. TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Trade accounts payable and accrued expenses consist of the following:

                                              February 2, February 3,
(In thousands)                                   2002        2001
--------------------------------------------  ----------  ----------
Trade accounts payable...................... $   18,932  $   27,303
Cash management liability...................     13,850      21,460
Accrued expenses............................     22,113      16,360
Accrued payroll and related liabilities.....      7,870       8,791
Taxes, other than income taxes..............     11,503       4,082
Federal and state income taxes payable......      2,670       5,786
                                              ----------  ----------
                                             $   76,938  $   83,782
                                              ==========  ==========
7. DEBT

Senior Revolving Credit Facility

On February 1, 2002, the Company finalized a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent. The new facility ("the GE facility"), replaced the Company's previous revolving credit facility, which was expiring on March 31, 2002. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are limited to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $7.0 million of excess availability at all times, and other reserves that are in effect. Outstanding borrowings under the facility totaled $95.9 million as of February 2, 2002, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $10.8 million as of February 2, 2002. The Company classified a total of $75.0 million and $80.0 million as of February 2, 2002 and February 3, 2001, respectively, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates. Initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Substantially all of the Company's assets, including its merchandise inventories, the retained interest in receivables sold and the stock of GCRC, are pledged to GE Capital under this facility.

Interest charged on amounts borrowed under the Tranche A revolving facility were initially at the prime rate plus 0.50% per annum (5.25% at February 2, 2002), or at the Company's option, at the applicable LIBOR rate plus 3.25% per annum (5.15% at February 2, 2002). In addition, the Company pays an unused commitment fee equal to .375% on the average unused daily balance of the Tranche A facility. LIBOR interest rates applicable to the Tranche A facility were reduced to LIBOR plus 3.00% after achieving the Initial Liquidity Event, and will be further reduced to LIBOR plus 2.75% after achieving the Subsequent Liquidity Event, which is described below. Amounts borrowed under the Tranche B facility bear interest at prime plus 10%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime plus 0.00% or LIBOR plus 2.25%, to as high as prime plus 0.75%, or LIBOR plus 3.00%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and a minimum accounts payable to inventory ratio. In addition, the GE facility also does not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which has resulted in the maturity of that note automatically being extended to August 20, 2006. As of February 2, 2002, management believes the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

The GE facility also requires that the Company obtain $10.0 million of external financing to improve its liquidity position, with a minimum of $5.0 million due by March 31, 2002 (the "Initial Liquidity Event") and the remaining amount due by April 30, 2002 (the "Subsequent Liquidity Event"). As described below, the Company satisfied the requirements of the Initial Liquidity Event by completing three transactions prior to March 31, 2002, which resulted in net proceeds of approximately $6.0 million. However, the Company was not able to fund the remaining $4.0 million required for the Subsequent Liquidity Event by April 30, 2002. As a result, beginning April 30, 2002 and continuing until the $4.0 million has been received, the Company must maintain an two-week trailing average minimum borrowing availability of at least $13.0 million, with a minimum of $10.0 million of borrowing availability at all times. At April 30, 2002, management believes the Company was in compliance with these provisions. The Company has received a commitment from a financial institution to finance the Company's partnership interest in its corporate headquarters. Net proceeds from that transaction are expected to be $3.5 million, and the receipt of those proceeds, which is expected on or before June 15, 2002, will result in a total of $9.5 million received from external financings. The Company has requested that the lenders under the GE facility (the "Lenders") amend this provision of the facility to reduce the total amount of external financings required to $9.5 million and extend the Subsequent Liquidity Event to June 15, 2002. Three of the four Lenders have approved this revision and the Company is awaiting the required approval of the fourth Lender. Under the terms of the requested revisions, the Company will be required to pay an amendment fee of $400,000. In addition, in the event the Company does not receive the remaining $3.5 million required to achieve the Subsequent Liquidity Event by June 15, 2002, the Company will be required to pay an additional fee of approximately $240,000. Any significant delay in the transaction beyond its current expected completion date, or the failure to find alternative sources of financing in the event the transaction is not completed, would have a material adverse affect on the Company's liquidity position.

On February 22, 2002, the GE Facility was amended in connection with a Credit Facilitation Agreement entered into with Harris, an affiliate of the Company, in order to provide a source of short-term credit enhancement to the facility. (See Note 15.)

Long-Term Obligations

Long-term obligations consist of the following:

                                              February 2, February 3,
(In thousands)                                   2002        2001
--------------------------------------------  ----------  ----------
Revolving line of credit.................... $   75,000  $   80,000
9.39% mortgage loans payable, due 2010......     18,302      18,645
Capital lease obligations...................     12,156       5,876
Variable rate note payable, due 2003
 (repaid March 2002)........................      5,278       8,611
Variable rate mortgage loan payable, due 2003
 (repaid March 2002)........................      3,533
9.97% mortgage loan payable, due 2004.......
 (repaid March 2002)........................      1,857       2,714
Other mortgage loans and notes payable......      2,353       3,703
                                              ----------  ----------
                                             $  118,479  $  119,549
  Less current portion......................      8,263       6,537
                                              ----------  ----------
                                             $  110,216  $  113,012
                                              ==========  ==========

On March 22, 2002, the Company entered into a $15.0 million financing with Kimco Capital Corp. (the "Kimco facility"). The Kimco facility is secured by first priority liens on three of the Company's owned stores and with subordinate liens on substantially all other assets of the Company securing the GE facility. Proceeds from the Kimco facility were used to repay previously existing mortgage loans on two of those properties and one term loan and to pay certain fees and costs associated with the transaction. The remaining $4.1 million was used to reduce outstanding borrowings under the GE facility. The Kimco facility is co-terminus with the GE facility, with monthly principal payments of $80,000 plus interest at a fixed rate of 12% per annum, and a balloon payment upon maturity on January 31, 2005 of $12.4 million. On February 19, 2002, the Company also completed a $1.0 million seven-year term loan financing of its corporate aircraft. The finalization of these two transactions resulted in net cash proceeds totaling approximately $5.1 million. Combined with the $859,000 net proceeds received from the sale of a store lease in January 2002, the Company received a total of approximately $6.0 million of external financings prior to March 31, 2002, and such proceeds were applied towards satisfying the requirements of the previously described "Initial Liquidity Event".

The scheduled annual principal maturities of the Company's mortgage loans and notes payable are $5,525,000, $4,236,000, $1,706,000, $1,460,000 and $1,021,000 for 2002 through 2006, with $17,375,000 payable thereafter.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are charged to income as additional interest expense over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $6,389,000 at February 2, 2002 and $1,997,000 at February 3, 2001.

Interest paid, net of amounts capitalized, was $17,395,000 in 2001, $17,713,000 in 2000 and $14,536,000 in 1999. Capitalized interest expense was $209,000 in 2001, $360,000 in 2000 and $188,000 in 1999. The weighted-average interest rate charged on the Company's revolving line of credit was 5.48% in 2001, 8.76% in 2000 and 7.52% in 1999.

Substantially all of the Company's assets, including its merchandise inventories, retained interest in receivables sold and the stock of GCRC, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants, if not waived, would cause a cross-default under the majority of all of the Company's debt agreements, including the GE facility and the receivables securitization program. Management believes the Company was in compliance with all applicable financial covenants as of February 2, 2002.

8. SUBORDINATED NOTE PAYABLE TO AFFILIATE

The Company issued the Subordinated Note to Harris in the principal amount of $22,179,000 on August 20, 1998 as partial consideration for the Harris acquisition. (See Note 15.) The Subordinated Note, discounted to an effective interest rate of 10% at issuance, bears interest at a fixed rate of 8%, which is payable semi-annually. The principal portion of the Subordinated Note was originally due and payable on August 20, 2003, unless such payment would result in a default on any of the Company's other credit facilities, in which case its maturity would automatically be extended by three years to August 2006. Because the GE facility does not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, its maturity date was extended to August 20, 2006. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company. The discount on the Subordinated Note is being amortized as additional interest expense over the term of the note. The unamortized discount totaled $534,000 as of February 2, 2002 and $876,000 as of February 3, 2001. Interest paid to Harris totaled $2,117,000 in 2001, 2000 and 1999, respectively.

9. LEASES

The Company leases certain retail department stores, specialty apparel stores, land, furniture, fixtures and equipment under capital and noncancellable operating leases that expire in various years through 2021. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years. The Company leases three of its department stores from El Corte Ingles ("ECI") of Spain. ECI is the parent company of Harris, and both Harris and ECI are affiliates of the Company. (See Note 15.) Rent paid or accrued to ECI, which reflects current market rates, totaled $872,000 in 2001, $886,000 in 2000 and $900,000 in 1999.

Future minimum lease payments as of February 2, 2002, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

                                               Capital    Operating
(In thousands)                                  Leases      Leases
--------------------------------------------  ----------  ----------
2002........................................ $    3,768  $   25,034
2003........................................      3,567      24,462
2004........................................      2,263      23,679
2005........................................      1,881      21,976
2006........................................      1,140      20,956
Thereafter..................................      3,886     104,490
                                              ----------  ----------
Total minimum lease payments................     16,505  $  220,597
  Amount representing interest..............     (4,349)  ==========
                                              ----------
Present value of minimum lease payments.....     12,156
  Less current portion......................     (2,738)
                                              ----------
                                             $    9,418
                                              ==========

Rental expense consists of the following:

(In thousands)                                   2001        2000        1999
--------------------------------------------  ----------  ----------  ----------
Operating leases:
  Buildings:
    Minimum rentals......................... $   17,052  $   15,946  $   15,441
    Contingent rentals......................      3,074       2,994       2,461
  Fixtures and equipment....................      1,972       2,342       3,158
                                              ----------  ----------  ----------
                                             $   22,098  $   21,282  $   21,060
                                              ==========  ==========  ==========

One of the Company's lease agreements contains a restrictive financial covenant pertaining to the debt to tangible net worth ratio with which management believes the Company was in compliance at February 2, 2002.

The Company recorded an extraordinary loss on the early extinguishment of debt totaling $429,000 in fiscal 2001, consisting of $696,000 for the prepayment penalty and the write-off of unamortized loan fees related to the early retirement of the Congress facility, net of the related income tax benefit of $267,000.

11. INCOME TAXES

The components of income tax expense are as follows:

(In thousands)                                   2001        2000        1999
--------------------------------------------  ----------  ----------  ----------
Current:
  Federal................................... $      127  $      302  $      219
  State.....................................        439         550         459
                                              ----------  ----------  ----------
                                                    566         852         678
                                              ----------  ----------  ----------
Deferred:
  Federal...................................         81       3,548       3,337
  State.....................................       (381)        (26)        225
                                              ----------  ----------  ----------
                                                   (300)      3,522       3,562
                                              ----------  ----------  ----------
                                             $      266  $    4,374  $    4,240
                                              ==========  ==========  ==========

The principal components of deferred tax assets and liabilities are as follows (in thousands):

                                      February 2,             February 3,
                                         2002                    2001
                                ----------------------  ----------------------
                                Deferred    Deferred    Deferred    Deferred
                                   Tax         Tax         Tax         Tax
                                 Assets    Liabilities   Assets    Liabilities
                                ---------  -----------  ---------  -----------
Current:
  Accrued employee benefits... $   1,284  $        --  $   1,489  $        --
  Credit losses...............       150           --        156           --
  State income taxes..........       268           --        239           --
  LIFO inventory reserve......        --         (768)        --       (2,920)
  Supplies inventory..........        --         (675)        --       (1,070)
  Workers' compensation.......     1,203           --         --         (614)
  Gain on sale of receivables.        --         (230)        --         (205)
  Other items, net............     1,322       (1,230)       865         (947)
                                ---------  -----------  ---------  -----------
                                   4,227       (2,903)     2,749       (5,756)
                                ---------  -----------  ---------  -----------
Long-Term:
  Net operating loss and tax
    credit carryforwards......     3,200           --      3,407           --
  State income taxes..........       442           --        572           --
  Depreciation expense........        --      (14,545)        --      (12,206)
  Accounting for leases.......       699       (2,718)       738       (2,995)
  Deferred income.............     1,103       (3,048)     1,080       (2,793)
  Valuation allowance.........      (645)          --         --           --
  Other items, net............       424       (1,744)       601       (1,205)
                                ---------  -----------  ---------  -----------
                                   5,223      (22,055)     6,398      (19,199)
                                ---------  -----------  ---------  -----------
                               $   9,450  $   (24,958) $   9,147  $   (24,955)
                                =========  ===========  =========  ===========

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for this difference are as follows:

                                             2001      2000      1999
-----------------------------------------  --------  --------  --------
Statutory rate...........................     35.0%    35.0%    35.0%
State income taxes, net of
 federal income tax benefit..............      5.5       3.0       4.2
General business credits.................    (15.2)     (2.9)     (2.2)
Amortization of goodwill.................      5.8       0.4       0.4
Other items, net.........................      7.4       2.7       1.6
                                           --------  --------  --------
Effective rate...........................     38.5%    38.2%    39.0%
                                           ========  ========  ========

At February 2, 2002, the Company has net deferred current tax assets totaling $1,324,000, which are included in other current assets in the consolidated balance sheet. Realization of the total deferred tax assets of $9,450,000 is dependent upon generating sufficient taxable income in future periods.

At February 2, 2002, the Company has, for federal tax purposes, general business credits of $495,000 that expire in the year 2021, and alternative minimum tax credits of $935,000 which may be used for an indefinite period. At February 2, 2002, the Company also has, for state tax purposes, $1,769,000 of enterprise zone credits which may be used for an indefinite period. These carryforwards are available to offset future taxable income. The Company established a valuation allowance of $645,000 at February 2, 2002, which relates to certain tax credit carryforwards where there is an uncertainty with respect to their realizability.

The Company paid income taxes, net of refunds, of $1,526,000 in 2001, $2,541,000 in 2000 and $109,000 in 1999.

12. EARNINGS PER SHARE

Net earnings per common share is computed by dividing net income by the weighted- average number of common shares outstanding during the year. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

(Shares in thousands)                        2001      2000      1999
-----------------------------------------  --------  --------  --------
Weighted average number of
  shares - basic.........................   12,681    12,614    12,577
Effect of assumed option exercises.......       10        18        39
                                           --------  --------  --------
Weighted average number of
  shares - diluted.......................   12,691    12,632    12,616
                                           ========  ========  ========

Options with an exercise price greater than the average market price of the Company's common stock during the period are excluded from the computation of the weighted-average number of shares on a diluted basis as such options are anti-dilutive. Anti-dilutive options were outstanding for 1,335,720, 924,728 and 511,861 shares as of the end of 2001, 2000 and 1999, respectively.

13. STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans.

The Company has stock option plans for directors, officers and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over five years and expire ten years from the date of the grant. At February 2, 2002, options for 1,314,500 shares were available for future grants under the plans.

Option activity under the plans is as follows:

                             2001                 2000                1999
                     -------------------- ------------------- -------------------
                                 Weighted-           Weighted-           Weighted-
                       Number    Average   Number    Average   Number    Average
                         of      Exercise    of      Exercise    of      Exercise
                       Shares     Price    Shares     Price    Shares     Price
                     ----------  -------- ---------  -------- ---------  --------
Options outstanding
  at beginning of
  year.............. 1,364,500  $   7.34   953,000  $   8.47   771,000  $   8.45
Granted.............   262,500      3.26   457,500      5.08   209,000      8.45
Cancelled...........   (91,500)     6.59   (46,000)     8.30   (27,000)     8.10
                     ----------  -------- ---------  -------- ---------  --------
Options outstanding
 at end of year..... 1,535,500  $   6.68 1,364,500  $   7.34   953,000  $   8.47
                     ==========  ======== =========  ======== =========  ========
Options exercisable
 at end of year.....   798,500  $   8.06   590,500  $   8.70   465,750  $   9.01
                     ==========  ======== =========  ======== =========  ========

Additional information regarding options outstanding as of February 2, 2002 is as follows:

                                Weighted-
                                 Average    Weighted-
                                Remaining    Average
    Range of         Number    Contractual  Exercise
 Exercise Prices  Outstanding  Life (yrs.)    Price
----------------- ------------ -----------  ---------
$2.71 to $ 4.63       369,500        9.26  $    3.70
$5.25 to $ 7.50       566,500         7.3       6.09
$7.63 to $10.87       599,500        4.89       9.07
----------------- ------------ -----------  ---------
$2.71 to $10.87     1,535,500        6.83  $    6.68
================= ============ ===========  =========

Employee Stock Purchase Plan.

The Company also has a statutory Employee Stock Purchase Plan, which allows its employees to purchase Company common stock at a 15% discount. Employees can purchase stock under the Plan through payroll deductions ranging from 1% to 10% of their annual compensation, up to a maximum of $21,250 per year. A total of 500,000 shares were originally registered under the Plan, with 150,805 shares issued through February 2, 2002.

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

                                           2001       2000       1999
                                         ---------  ---------  ---------
Risk-free interest rate................       4.2%       4.8%       6.7%
Expected dividend yield................
Expected volatility....................     51.50%     51.21%     47.95%
Expected option life (years)...........         5          5          5
Fair value of options granted..........     $1.35      $3.01      $5.10

Had the computed fair values of the 2001, 2000 and 1999 awards been amortized to expense over the vesting period of the awards, pro-forma net income and earnings per share (in thousands, except per share data) would have been as follows:

                                           2001       2000       1999
                                         ---------  ---------  ---------
Pro forma net income................... $      42  $   6,254  $   6,237
Pro forma net income per share -
  basic and diluted.................... $     0.0  $    0.50  $    0.50

As allowed by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculations; accordingly the 2001, 2000 and 1999 pro forma adjustments presented above are not indicative of future period pro forma adjustments.

14. RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan ("Plan") which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. Beginning 2001, the Company amended the Plan to provide for a guaranteed annual match of 3%, including the ability for participants to earn an additional 1% depending on the Company's annual financial performance. The Company recognized $1,454,000, $1,073,000 and $541,000 in expense related to the Plan in 2001, 2000 and 1999, respectively.

15. TRANSACTIONS WITH AFFILIATES

Harris and ECI became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The purchase price for the assets consisted of 2,095,900 shares of the Company's common stock and a Subordinated Note Payable in the amount of $22,179,000, due August 2006. (See Note 8). As described below, certain other affiliates are providing personal guarantees on behalf of the Company.

On February 22, 2002, the Company entered into a Credit Facilitation Agreement with Harris. Under the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to GE Capital in the amount of $7.0 million for the purpose of providing additional credit enhancement to the GE facility. The Harris letter of credit was used to collateralize standby letters of credit that were subsequently issued under the GE facility to key factors. The Harris letter of credit currently expires on June 30, 2002 and is collateralized by proceeds that are expected to be received from the proposed sale of the Company's ownership interest in the partnership that owns its corporate headquarters (the "Proposed Transaction"), but is otherwise a general and unsecured obligation of the Company. Repayment of drawings under the Harris letter of credit is also guaranteed by the Company's Chairman of the Board of Directors and certain of his family members, as described below.

Under the current terms of the agreement, the Harris letter of credit will be reduced dollar-for-dollar by the amount of net proceeds received from the Proposed Transaction. The Company has requested that Harris extend the expiration date of the letter of credit through September 30, 2002, and remove the provision that the letter of credit be reduced dollar-for-dollar for proceeds received from the Proposed Transaction, but has not yet received approval for such revisions. While management expects that Harris will agree to such revisions, no assurance can be given that such revisions will be approved. In the event Harris does not agree to such revisions, the credit enhancement to the GE facility will be substantially reduced in the event proceeds from the Proposed Transaction are received prior to June 30, 2002, and will be eliminated entirely on June 30, 2002.

On February 22, 2002, Joe Levy, Chairman of the Company's Board of Directors, and certain of his family members, (collectively, the "Pledgors") also entered into a Guaranty - Security Agreement - Stock Pledge (the "Guarantee and Pledge") with Harris. Under the Guarantee and Pledge, the Pledgors guaranteed the Company's obligations under the Credit Facilitation Agreement on a non-recourse basis by granting Harris a continuing security interest in all of the shares of Gottschalks common stock owned by the Pledgors, and all of the Pledgors' rights to acquire shares of Gottschalks common stock and all proceeds from the sale of any such shares (collectively, the "Collateral"). The Pledgors voting rights with respect to such Collateral were not altered by the Guarantee and Pledge. The Guarantee and Pledge will expire upon the expiration of the Credit Facilitation Agreement.

16. COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company presently has no commitments to open or remodel any stores in fiscal 2002. However, the Company is committed to complete the implementation of a new merchandise information system, with an expected remaining cash commitment of $1.7 million in fiscal 2002. The Company has no outstanding standby or documentary letters of credit as of February 2, 2002. However, as of March 31, 2002, the Company had issued a total of $10.7 million of standby letters of credit and documentary letters of credit totaling $600,000. As described more fully in Note 15, the standby letters of credit, which currently expire by the end of July 2002, were issued to secure credit lines with key factors. Management believes the likelihood of any draws under the standby letters of credit are remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

GOTTSCHALKS INC. AND SUBSIDIARY

                                                    Additions
                                          ------------------------
          COL. A               COL. B       COL. C        COL. D         COL. E          COL. F
---------------------------  -----------  ----------     ---------     -----------     -----------
                                                          Charged
                             Balance at   Charged to     to Other                      Balance at
                              Beginning   Costs and      Accounts      Deductions        End of
DESCRIPTION                   of Period    Expenses      Describe       Describe         Period
---------------------------  -----------  ----------     ---------     -----------     -----------
Year ended February 2, 2002:

  Allowance for doubtful
    accounts............... $   368,634  $1,247,269 (1) $      --     $(1,261,359)(2) $   354,544
  Store closure reserve.... $        --   2,035,000 (3) $      --     $(1,506,000)(4) $   529,000
  Deferred tax asset
    valuation allowance.... $        --  $  645,000 (5) $      --     $        --     $   645,000
  Allowance for vendor
    claims receivable...... $    86,000  $    5,000     $      --     $        --     $    91,000

Year ended February 3, 2001:

  Allowance for doubtful
    accounts............... $   406,688  $1,024,964 (1) $      --     $(1,063,018)(2) $   368,634
  Allowance for vendor
    claims receivable...... $    90,000  $       --     $      --     $    (4,000)(7) $    86,000

Year ended January 29, 2000:

  Allowance for doubtful
    accounts............... $ 1,535,165  $  982,260 (1) $(177,000)(8) $(1,933,737)(2) $   406,688
  Allowance for vendor
    claims receivable...... $   130,700  $       --     $      --     $   (40,700)(6) $    90,000

Notes:

  Represents the provision for credit losses on receivables ineligible for sale.

  Represents uncollectible accounts written off, net of recoveries, pertaining to receivables ineligible for sale.

  Represents costs incurred to close six stores and discontinue the use of an outsourced distribution facility, including the remaining lease obligations, asset impairment charges related to the improvements and fixtures, severance and other incremental costs.

  Represents cash proceeds received as a result of the sale of lease rights, fixtures and equipment, and amounts paid in connection with the closure of six stores and the outsourced distribution facility in fiscal 2001.

  Represents an increase to the deferred tax asset valuation allowance.

  Represents the provision for uncollectible vendor claims receivable.

  Represents a change in estimate for the allowance for vendor claims receivable.

  Represents a change in estimate for the allowance for doubtful accounts related to receivables which were ineligible for sale. This amount is included in net credit revenues in the fiscal 1999 consolidated income statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2002

GOTTSCHALKS, Inc.

By:	/s/ James R. Famalette

James R. Famalette
President and Chief Executive Officer

Signature	Title	Date
/s/ Joseph W. Levy Joseph W. Levy	Chairman	May 3, 2002
/s/ James R. Famalette James R. Famalette	President, Chief Executive Officer and Director (principal executive officer)	May 3, 2002
/s/ Michael S. Geele Michael S. Geele	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	May 3, 2002
/s/ O. James Woodward III O. James Woodward III	Director	May 3, 2002
/s/ Bret W. Levy Bret W. Levy	Director	May 3, 2002
/s/ Sharon Levy Sharon Levy	Director	May 3, 2002
/s/ Joseph J. Penbera Joseph J. Penbera	Director	May 3, 2002
/s/ Fred Ruiz Fred Ruiz	Director	May 3, 2002
/s/ Max Gutmann Max Gutmann	Director	May 3, 2002
/s/ Isidoro Alvarez Alvarez Isidoro Alvarez Alvarez	Director	May 3, 2002
/s/ Jorge Pont Sanchez Jorge Pont Sanchez	Director	May 3, 2002