Form 10-Q
period 2002-05-04
GOTTSCHALKS INC
filed 2002-06-18
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The number of shares of the Registrant's common stock outstanding as of May 31, 2002 was 12,726,364.

GOTTSCHALKS INC. AND SUBSIDIARY
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited - Note 1)
(In thousands of dollars)

                                                       May 4,     February 2,    May 5,
                                                        2002         2002         2001
                                                    -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash............................................ $     3,344  $     2,741  $     3,624
  Retained interest in receivables sold...........      14,123       19,222       15,579
  Receivables - net...............................       9,109       11,331        8,878
  Merchandise inventories.........................     184,963      160,212      203,359
  Other...........................................      17,218       16,981       20,353
                                                    -----------  -----------  -----------
          Total current assets....................     228,757      210,487      251,793

PROPERTY AND EQUIPMENT, net.......................     150,980      152,607      149,270

OTHER LONG-TERM ASSETS:
  Goodwill and other intangibles, net.............      17,248       17,376       18,370
  Other...........................................      10,695       10,704        6,328
                                                    -----------  -----------  -----------
                                                        27,943       28,080       24,698
                                                    -----------  -----------  -----------
                                                   $   407,680  $   391,174  $   425,761
                                                    ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities..................... $    81,251  $    76,938  $    86,961
  Current portion of revolving line of credit.....      31,765       20,908       53,137
  Current portion of long-term debt...............       1,620        5,525        5,447
  Current portion of capitalized lease obligations       2,798        2,738        1,145
                                                    -----------  -----------  -----------
      Total current liabilities...................     117,434      106,109      146,690

LONG-TERM OBLIGATIONS, less current portion.......     118,481      110,216      113,033

DEFERRED INCOME & OTHER LIABILITIES...............      34,534       35,031       31,669

SUBORDINATED NOTE PAYABLE TO AFFILIATE............      21,731       21,646       21,389

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY..............................     115,500      118,172      112,980
                                                    -----------  -----------  -----------
                                                   $   407,680  $   391,174  $   425,761
                                                    ===========  ===========  ===========

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited - Note 1)
(In thousands of dollars, except per share data)

                                                        Thirteen Weeks Ended
                                                    --------------------------
                                                       May 4,        May 5,
                                                       2002           2001
                                                    ------------  ------------
Net sales......................................... $    149,560  $    157,168
Net credit revenues...............................        2,470         2,641
Net leased department revenues....................          763           995
                                                    ------------  ------------
     Total revenues...............................      152,793       160,804

Costs and expenses:
  Cost of sales...................................       98,491       105,895
  Selling, general and administrative expenses....       51,924        55,276
  Depreciation and amortization...................        3,358         3,354
                                                    ------------  ------------
     Total costs and expenses.....................      153,773       164,525
                                                    ------------  ------------
Operating loss....................................         (980)       (3,721)

Other (income) expense:
  Interest expense................................        3,747         3,982
  Miscellaneous income............................         (381)         (355)
                                                    ------------  ------------
                                                          3,366         3,627
                                                    ------------  ------------
Loss before income tax benefit....................       (4,346)       (7,348)

Income tax benefit................................       (1,674)       (2,755)
                                                    ------------  ------------
Net loss.......................................... $     (2,672) $     (4,593)
                                                    ============  ============
Net loss per common share -
  basic and diluted............................... $      (0.21) $      (0.36)
                                                    ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited - Note 1)
(In thousands of dollars)

                                                                  Thirty-Nine Weeks Ended
                                                                 --------------------------
                                                                    May 4,        May 5,
                                                                    2002           2001
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (2,672) $     (4,593)
  Adjustments:
     Depreciation and amortization.............................        3,358         3,354
     Provision for credit losses...............................          213           165
     Other adjustments, net....................................         (609)         (527)
     Changes in operating assets and liabilities:
        Receivables............................................        2,238           499
        Merchandise inventories................................      (24,524)      (17,940)
        Other current and long-term assets.....................         (282)         (100)
        Trade accounts payable.................................       14,343         5,402
        Other current and long-term liabilities................      (10,538)          (80)
                                                                 ------------  ------------
           Net cash used in operating activities...............      (18,473)      (13,820)

INVESTING ACTIVITIES:
   Available-for-sale securities:
       Maturities..............................................      (80,645)      (78,029)
       Purchases...............................................       89,743        86,303
   Capital expenditures........................................       (1,817)       (4,941)
   Other.......................................................           54            49
                                                                 ------------  ------------
          Net cash provided by investing activities............        7,335         3,382

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       10,857        20,309
  Proceeds from long-term obligations..........................       16,000           --
  Principal payments on long-term obligations..................      (11,623)       (1,828)
  Proceeds from sale and leaseback transactions................          --          1,904
  Net repayments under 2000-1 Series certificate...............       (4,000)       (4,000)
  Changes in cash management liability and other...............          507        (5,150)
                                                                 ------------  ------------
      Net cash provided by financing activities................       11,741        11,235
                                                                 ------------  ------------
INCREASE IN CASH...............................................          603           797

CASH AT BEGINNING OF PERIOD....................................        2,741         2,827
                                                                 ------------  ------------

CASH AT END OF PERIOD.......................................... $      3,344  $      3,624
                                                                 ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Thirteen Weeks Ended May 4, 2002 and May 5, 2001

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of the end of the first quarter of fiscal 2002, the Company operated 73 full-line "Gottschalks" department stores located in six Western states, with 39 stores located in California, 20 in Washington, six in Alaska, three in Idaho, three in Oregon and two in Nevada. The Company also operates thirteen "Gottschalks" and "Village East" specialty stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (see Note 3). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 4, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003 (fiscal 2002), due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 2, 2002 (the "2001 Annual Report on Form 10-K"). The condensed consolidated balance sheet at February 2, 2002, has been derived from the audited consolidated financial statements at that date.

2. STORE CLOSURES

In fiscal 2001, the Company closed six of the original 34 stores acquired from Lamonts Apparel, Inc. ("Lamonts") in July 2000, with three of those leases sold or terminated by the respective landlord. These stores were considered to be either underperforming or inconsistent with the long-term strategy of the Company. As planned, the Company also terminated the lease of the outsourced distribution center facility located in Kent, Washington and consolidated all of its distribution functions into its primary distribution center located in Madera, California. Costs associated with the closures of the stores and the outsourced distribution center facility were incurred primarily in the second and fourth quarters of fiscal 2001. As of the end of the first quarter of fiscal 2002, the Company continued to operate 28 of the original 34 stores acquired from Lamonts. However, 10 of those stores have continued to perform below expectations.

On June 5, 2002, the Company entered into an agreement with The Bon, Inc., a division of Federated Department Stores, Inc., for the sale of the Company's leasehold interests in two of its smaller sized, underperforming stores, including a 44,000 square foot store located in Coeur d'Alene, Idaho and a 40,000 square foot store in the Tri Cities area in Eastern Washington, and certain related store fixtures and equipment. The transaction is expected to close on or about August 2, 2002, subject to certain conditions. The Company expects to recognize a minor gain on the sale and no material costs are expected to be incurred in connection with the closure of the stores.

In the event the Company is unable to improve the operating performance of the eight remaining underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future. In the past, the Company has successfully improved the operating results and cash flows of underperforming stores through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. However, there can be no assurance that these strategies will improve the operating results and cash flows of those remaining underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations. As a result, the Company may incur significant store closure costs in the future.

As of May 4, 2002, the Company had a reserve for store closure costs totaling $303,000, which consisted primarily of estimated future lease obligations for three of the store locations that were closed in fiscal 2001. In the event the Company is not successful in selling or subleasing these three locations as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2002, additional reserves for store closure costs, which may be material, may be incurred.

3. RECEIVABLES SECURITIZATION PROGRAM

The Company conveys all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly-owned subsidiary, GCRC, and those receivables that meet certain eligibility requirements of the program are simultaneously conveyed to Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued by GCC Trust to investors. GCC Trust is a qualified special purpose entity under SFAS No. 140 and is not consolidated in the Company's financial statements. The transfers of receivables under the program are accounted for as sales for financial reporting purposes under SFAS No. 140, and as such, the transferred receivables are removed from the Company's balance sheet at the time of the transfer. Securities issued under the program are issued by GCC Trust, and certain of the securities issued by GCC Trust represent the Company's retained interest in the receivables sold. The Company also retains receivables that are ineligible for transfer to GCC Trust. These retained interests are pledged as collateral under the Company's senior revolving credit facility (see Note 6). Under the program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of principal (when required) and interest to the investor, and monthly servicing fees to the Company. Any excess cash flows are then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company.

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

On November 15, 2001, GCC Trust issued two Variable Base Class A-1 Credit Card Certificates (the "2000-1 Series Certificates") in an aggregate principal amount of up to $20.0 million. The Company borrows against the 2000-1 Series Certificates on a revolving basis, similar to a revolving line of credit arrangement, and such borrowings bear interest at variable rates equal to the one-month LIBOR rate plus 2.75%, with a minimum rate of 5.0% (5.0% as of May 4, 2002). Borrowings against the Series 2000-1 Certificates are limited to a specified percentage of the outstanding balance of receivables underlying the certificates, and therefore vary depending on seasonal fluctuations in the underlying receivables. As of May 4, 2002, $16.0 million was issued and outstanding against the Series 2000-1 Certificates. On May 30, 2002, the commitment period for the 2000-1 Series Certificates was extended through July 31, 2003 from their previously scheduled expiration date of October 31, 2002. The outstanding principal balance of those certificates as of July 31, 2003 is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

The securitization program contains restrictions and requirements, including the requirement to maintain certain receivable portfolio performance standards. The program also contains credit rating downgrade default provisions, which requires securities issued under the program to be rated BBB or higher by a rating agency. Securities issued under the program are currently rated A+ by the rating agency. Any default under the securitization program would result in defaults under a majority of the Company's other debt obligations, including the Company's senior revolving credit facility (see Note 6). Management believes the Company was in compliance with all applicable program requirements as of May 4, 2002.

4. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise to better match sales with those related costs. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at February 2, 2002. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect its fiscal 2002 operating results.

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                            May 4,      February 2,     May 5,
(In thousands of dollars)                    2002          2002          2001
---------------------------------------  ------------  ------------  ------------
Trade accounts payable................. $     32,891  $     18,932  $     32,705
Accrued expenses.......................       16,263        22,113        15,095
Cash management liability..............       14,740        13,850        16,310
Accrued payroll and related
  liabilities..........................        7,837         7,870         8,675
Taxes, other than income taxes.........        7,463        11,503         7,973
Federal and state income taxes
  payable..............................        2,057         2,670         3,196
Deferred income taxes payable..........           --            --         3,007
                                         ------------  ------------  ------------
                                        $     81,251  $     76,938  $     86,961
                                         ============  ============  ============

6. DEBT

Senior Revolving Credit Facility

The Company's has a three-year senior revolving credit facility with a lender syndicate consisting of General Electric Capital Corporation ("GE Capital") as agent and lender, and three other lenders. The facility, (the "GE facility"), was finalized on February 1, 2002 and replaced the Company's previous revolving credit facility which was expiring on March 31, 2002. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are limited to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $7.0 million of excess availability at all times, and other reserves that are in effect. Outstanding borrowings under the facility totaled $106.8 million as of May 4, 2002, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $13.1 million as of May 4, 2002. Outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates, totaling $75.0 million as of both May 4, 2002 and February 2, 2002, and $80.0 million as of May 5, 2001 under a previous credit facility, are classified as long-term in the accompanying financial statements. Initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Substantially all of the Company's assets, including its merchandise inventories, the retained interest in receivables sold and the stock of GCRC, are pledged to GE Capital under this facility.

Interest charged for amounts borrowed under the Tranche A revolving facility was initially at the prime rate plus 0.50% per annum, or at the Company's option, at the applicable LIBOR interest rate plus 3.25% per annum. In addition, the Company pays an unused commitment fee equal to .375% on the average unused daily balance of the Tranche A facility. The LIBOR interest rate applicable to the Tranche A facility was reduced to LIBOR plus 3.00% after achieving the Initial Liquidity Event in March 2002, and was further reduced to LIBOR plus 2.75% after achieving the Subsequent Liquidity Event in May 2002, both of which are described below. Amounts borrowed under the Tranche B facility bear interest at prime plus 10.0%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime plus 0.00% or LIBOR plus 2.25%, to as high as prime plus 0.75% or LIBOR plus 3.00%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and a minimum accounts payable to inventory ratio. Management believes the Company was in compliance with all restrictive financial covenants applicable to the GE facility as of May 4, 2002.

Under the original terms of the agreement, the GE facility also required that the Company obtain $10.0 million of additional external financing to improve its liquidity position, with a minimum of $5.0 million due by March 31, 2002 (the "Initial Liquidity Event") and the remaining amount due by April 30, 2002 (the "Subsequent Liquidity Event"). As described more fully in the Company's 2001 Annual Report on Form 10-K, the Company satisfied the requirements of the Initial Liquidity Event by completing three transactions prior to March 31, 2002, which resulted in net proceeds of approximately $6.0 million. However, the Company was not able to fund the remaining $4.0 million required for the Subsequent Liquidity Event by April 30, 2002. As a result, beginning April 30, 2002 and continuing until the additional $4.0 million was obtained, the Company would have been required to maintain a two-week trailing average minimum borrowing availability of at least $13.0 million, with a minimum of $10.0 million of borrowing availability at all times.

Effective April 30, 2002, the GE facility was amended to reduce the total dollar amount of additional external financing required from the original $10.0 million to $9.5 million, and to extend the date by which the funds related to the Subsequent Liquidity Event were required to be obtained to June 15, 2002. The amendment also permanently eliminated the previously described minimum liquidity requirements. On May 24, 2002, the Company received a total of $3.7 million from the financing of the Company's ownership interest in the partnership that owns the Company's corporate headquarters. Combined with the $6.0 million received to satisfy the Initial Liquidity Event, the Company has received a total of $9.7 million from external financings, which fully satisfies the requirements of the Subsequent Liquidity Event, as amended.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                            May 4,      February 2,     May 5,
(In thousands)                               2002          2002          2001
---------------------------------------  ------------  ------------  ------------
Revolving line of credit............... $     75,000        75,000        80,000
9.39% mortgage loans payable, due 2010.       18,211        18,302        18,562
12.0% note payable, due 2005...........       14,920            --            --
Capital lease obligations..............       11,485        12,156         7,530
Variable rate note payable, due 2003
  (repaid March 2002)..................           --         5,278         7,778
Variable rate mortgage loan payable,
  due 2003 (repaid March 2002).........           --         3,533            --
9.97% mortgage loan payable, due 2004
  (repaid March 2002)..................           --         1,857         2,500
Other mortgage loans and notes payable.        3,283         2,353         3,255
                                         ------------  ------------  ------------
                                             122,899       118,479       119,625
Less current portion...................        4,418         8,263         6,592
                                         ------------  ------------  ------------
                                        $    118,481  $    110,216  $    113,033
                                         ============  ============  ============

As described more fully in the Company's 2001 Annual Report on Form 10-K, the Company entered into a $15.0 million financing with Kimco Capital Corp. on March 22, 2002. Proceeds from the Kimco financing were used to repay previously existing mortgage loans on two of the Company's owned store locations and one term loan and to pay certain fees and costs associated with the transaction. The remaining $4.1 million was used to reduce outstanding borrowings under the GE facility. The outstanding balance of the related note payable totaled $14.9 million as of May 4, 2002. In addition, on February 19, 2002, the Company completed a $1.0 million seven-year term loan financing of its corporate aircraft. The proceeds from these transactions, combined with the net proceeds from the sale of a store lease in January 2002, fully satisfied the previously described Initial Liquidity Event.

On May 24, 2002, the Company also completed the financing of its ownership interest in the partnership that owns the Company's corporate headquarters. Proceeds from this transaction, totaling $3.7 million, were used to reduce outstanding borrowings under the GE facility and fully satisfied the previously described Subsequent Liquidity Event. The related note payable bears interest at a variable rate of prime plus 1.5%, which is payable monthly. The $3.7 million principal portion of the note payable is due in full upon maturity on May 24, 2005.

Substantially all of the Company's assets, including its merchandise inventories, retained interest in receivables sold and the stock of GCRC, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants, if not waived, would cause a cross-default under the majority of all of the Company's debt agreements, including the GE facility, the Kimco facility and the receivables securitization program. Management believes the Company was in compliance with all applicable financial covenants as of May 4, 2002.

7. TRANSACTIONS WITH AFFILIATES

Harris and El Corte Ingles ("ECI") of Spain became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. Harris is a wholly-owned subsidiary of ECI. The purchase price for the assets consisted of 2,095,900 shares of the Company's common stock and a Subordinated Note Payable in the amount of $22,179,000, due August 2006. As described below, certain other affiliates have provided personal guarantees on behalf of the Company.

As described more fully in the Company's 2001Annual Report on Form 10-K, the Company entered into a Credit Facilitation Agreement with Harris on February 22, 2002. Under the original terms of the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to GE Capital in the amount of $7.0 million for the purpose of collateralizing standby letters of credit that were subsequently issued under the GE facility to key factors. The Harris letter of credit was originally scheduled to expire on June 30, 2002 and was collateralized both by proceeds that were expected to be received from the sale of the Company's ownership interest in the partnership that owns the Company's corporate headquarters (the "Proposed Transaction"), and by personal guarantees of the Company's Chairman of the Board and certain of his family members, as described below. In addition, the Harris letter of credit was to have been reduced dollar-for-dollar for any proceeds that were received from the Proposed Transaction.

On May 29, 2002, the Credit Facilitation Agreement was amended to extend the expiration date of the Harris letter of credit from June 30, 2002 to September 30, 2002, and remove the pledge of proceeds from the Proposed Transaction and the provision that the letter of credit be reduced dollar-for-dollar for such proceeds. The Company's reimbursement obligations to Harris under the amended Credit Facilitation Agreement, which arise in the event any payment is made under the Harris letter of credit, are general and unsecured obligations of the Company.

The repayment of any drawings under the Harris letter of credit are also guaranteed by Joe Levy, the Company's Chairman of the Board of Directors, and certain of his family members (collectively, the "Pledgors") under a Guaranty - Security Agreement - Stock Pledge entered into on February 22, 2002 with Harris. Under the Guaranty - Stock Agreement - Stock Pledge, the Pledgors guaranteed the Company's obligations under the Credit Facilitation Agreement on a non-recourse basis by granting Harris a continuing security interest in all of the shares of Gottschalks common stock owned by the Pledgors, and all of the Pledgors' rights to acquire shares of Gottschalks common stock and all proceeds from the sale of any such shares (collectively, the "Collateral"). The Pledgors voting rights with respect to such Collateral were not altered by the Guarantee and Pledge. The Guarantee and Pledge will expire upon the expiration of the Credit Facilitation Agreement.

8. WEIGHTED AVERAGE NUMBER OF SHARES

                                            First Quarter
                                           ------------------
(In thousands of shares)                     2002      2001
-----------------------------------------  --------  --------
Weighted average number of shares -
  basic..................................   12,726    12,656
Incremental shares from assumed
  issuance of stock options
  (treasury stock method)................       --        --
                                           --------  --------
Weighted average number of shares -
  diluted................................   12,726    12,656
                                           ========  ========

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company presently has no commitments to open new stores in fiscal 2002. As of May 4, 2002, the Company had issued a total of $10.7 million of standby letters of credit and documentary letter of credit totaling $1.3 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective the beginning of fiscal 2002 and discontinued the amortization of previously recorded goodwill as of that date. The Company's previously recorded goodwill, net of accumulated amortization, totaled $8.2 million as of May 4, 2002. The Company will test its previously recorded goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step, which is required to be completed by August 3, 2002, identifies potential goodwill impairment. If impairment is indicated, the Company will perform the second step, and will record such impairment as a cumulative effect of an accounting change by February 1, 2003. The Company is in the process of completing the first step of its transitional goodwill impairment test, and has not yet determined what the effect of this test, if any, will be on the Company's financial position or its results of operations.

The following table shows the proforma effect of no longer amortizing goodwill (in thousands, except per share data):

                                           Thirteen Weeks Ended
                                           ------------------
                                            May 4,    May 5,
                                             2002      2002
                                           --------  --------
Net loss:
   Net loss - as reported................ $ (2,672) $ (4,593)
   Goodwill amortization, net of
    related income tax benefit...........       --        87
                                           --------  --------
   Adjusted net loss..................... $ (2,672) $ (4,506)
                                           ========  ========
Net loss per share (basic and diluted):
   Net loss.............................. $  (0.21) $  (0.36)
   Goodwill amortization, net of
    related income tax benefit...........       --        --
                                           --------  --------
   Adjusted net loss..................... $  (0.21) $  (0.36)
                                           ========  ========

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

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 effective the beginning of fiscal 2002 and its adoption did not have a significant effect on the Company's financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale- leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 will have a significant effect on the Company's financial position or its results of operations.

GOTTSCHALKS INC. AND SUBSIDIARY

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. This business seasonality may result in performance for the thirteen week period ended May 4, 2002 (hereinafter referred to as the "first quarter" of fiscal 2002) which is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. Some of these significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an on going basis, including those related to its revenue recognition policy, the realizability of its customer credit card receivables, the accounting for the securitization and sale of customer credit card receivables under its securitization program, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, and the valuation of its long-lived assets and deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2001 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company's Consolidated Statements of Operations as a percent of net sales:

                                                       First Quarter
                                                    --------------------------
                                                       2002           2001
                                                    ------------  ------------
Net sales.........................................        100.0%       100.0%
Net credit revenues...............................          1.6           1.7
Net leased department revenues....................          0.5           0.6
                                                    ------------  ------------
     Total revenues...............................        102.1         102.3

Costs and expenses:
  Cost of sales...................................         65.9          67.4
  Selling, general and administrative expenses....         34.7          35.2
  Depreciation and amortization...................          2.2           2.1
                                                    ------------  ------------
     Total costs and expenses.....................        102.8         104.7
                                                    ------------  ------------

Operating loss....................................         (0.7)         (2.4)

Other (income) expense:
  Interest expense................................          2.5           2.5
  Miscellaneous income............................         (0.3)         (0.2)
                                                    ------------  ------------
                                                            2.2           2.3
                                                    ------------  ------------
Loss before income tax benefit....................         (2.9)         (4.7)

Income tax benefit................................         (1.1)         (1.8)
                                                    ------------  ------------
Net loss..........................................         (1.8)%        (2.9)%
                                                    ============  ============

First Quarter of Fiscal 2002 Compared to First Quarter of Fiscal 2001

Net Sales

Net sales decreased by approximately $7.6 million to $149.6 million in the first quarter of fiscal 2002 as compared to $157.2 million in the first quarter of fiscal 2001, a decrease of 4.8%. This decrease is primarily due to the closure of six stores in fiscal 2001 that were operated for the entire period in the prior year. Comparable store sales for the first quarter of fiscal 2002, which includes sales for stores open for the full period in both years, decreased by 1.7% as compared to the first quarter of fiscal 2001. This decrease is primarily due to higher sales generated in the first quarter of fiscal 2001 in connection with the clearance of excess seasonal inventory levels in certain of the Pacific Northwest and Alaska stores. In addition, sales at certain of the Company's stores in the Pacific Northwest, which are now included in comparable store sales, have continued to underperform sales generated by the Company's more mature store locations.

The Company operated 73 department stores and 13 specialty apparel stores in the first quarter of fiscal 2002 as compared to 79 department stores and 17 specialty apparel stores in the first quarter of fiscal 2001. Six department stores were closed in the second quarter of fiscal 2001, with one of those stores subsequently reopened in September 2001. One additional store was closed in January 2002, resulting in a total of six stores closed in fiscal 2001. As described more fully in Note 2 to the accompanying financial statements, the Company also expects to sell two of its smaller store locations at the end of the second quarter of fiscal 2002.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio decreased by $171,000, or 6.5%, in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. As a percent of net sales, net credit revenues was 1.6% of net sales in the first quarter of fiscal 2002 as compared to 1.7% in the first quarter of fiscal 2001. Net credit revenues consist of the following:

                                                                   First Quarter
                                                               ------------------
(In thousands of dollars)                                        2002      2001
-----------------------------------------                      --------  --------
Service charge revenues...................................... $  4,583  $  4,489
Interest expense on securitized receivables..................   (1,232)   (1,280)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale ..........   (1,109)     (863)
Gain on sale of receivables..................................      228       295
                                                               --------  --------
                                                              $  2,470  $  2,641
                                                               ========  ========

Service charge revenues increased by $94,000, or 2.1%, in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. This increase is primarily due to additional service charge revenues generated by customer credit card accounts, in addition to an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year.

Interest expense on securitized receivables decreased by $48,000, or 3.8%, in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. This decrease was primarily due to a lower weighted-average interest rate paid to holders of securities issued under the securitization program during the period (7.07% in the first quarter of fiscal 2002 as compared to 7.56% in the first quarter of fiscal 2001). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $246,000, or 28.5%, in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001, reflecting higher bankruptcies and higher unemployment rates caused by the economic downturn in certain of the Company's market areas. The gain on the sale of receivables decreased by $67,000, or 22.7%, in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 as a result of a decrease in the volume of receivables sold as compared to the same period of the prior year.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by $232,000, or 23.3%, to $763,000 in the first quarter of fiscal 2002 as compared to $995,000 in the first quarter of fiscal 2001. This decrease is primarily due to the termination of the shoe department leases in 36 Pacific Northwest and Alaska locations effective August 2001. Company operated shoe departments were simultaneously reopened in 15 of those stores, and pursuant to SAB No. 101, sales generated in those departments after the termination of the lease are included in total sales as opposed to net leased department revenues for financial reporting purposes.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first quarter of fiscal 2002 consisted primarily of sales in the fine jewelry departments and the beauty salons. In the first quarter of fiscal 2001, leased department sales also included sales generated by the shoe departments in 36 Pacific Northwest and Alaska locations. Such leased department sales decreased by approximately $1.8 million, or 25.4%, to $5.3 million in the first quarter of fiscal 2002 as compared to $7.1 million in the first quarter of fiscal 2001.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $7.4 million to $98.5 million in the first quarter of fiscal 2002 as compared to $105.9 million in the first quarter of fiscal 2001, a decrease of 7.0%. The dollar decrease is consistent with the decrease in sales volume. The Company's gross margin percentage increased to 34.1% in the first quarter of fiscal 2002 as compared to 32.6% in the first quarter of fiscal 2001. The gross margin percentage for the first quarter of fiscal 2002 benefited from lower markdowns as a percentage of sales reflecting a lower level of holiday season clearance goods as compared to the prior year. The gross margin percentage for the first quarter of fiscal 2001 was negatively affected by higher markdowns as a percentage of sales resulting from the clearance of excess inventory levels caused by lower than expected sales in certain of the Pacific Northwest and Alaska store locations. In addition, the increased level of markdowns in the first quarter of fiscal 2001 was also due to inventory liquidations conducted at five stores beginning in April 2001 and continuing through the closure of the stores in early June 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $3.4 million to $51.9 million in the first quarter of fiscal 2002 as compared to $55.3 million in the first quarter of fiscal 2000, a decrease of 6.1%. As a percentage of net sales, selling, general and administrative expenses decreased to 34.7% in the first quarter of fiscal 2002 as compared to 35.2% in the first quarter of fiscal 2001. This decrease as a percentage of net sales is primarily due to cost reduction efforts initiated throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced advertising expenditures resulting from an increased reliance on more effective targeted advertising efforts, and systems and operational efficiencies implemented at the Company's distribution center, which has significantly reduced substantially many distribution related costs, including payroll. The Company has also continued efforts to reduce costs in its Pacific Northwest and Alaska store locations, which were being operated with a higher payroll and advertising expense structure than the Company's existing stores. Cost reductions achieved in the previously described areas were partially offset by increases in health care and workers' compensation insurance costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of goodwill and favorable lease rights, remained essentially unchanged at $3.4 million in the first quarter of fiscal 2002 and the first quarter of fiscal 2001. As a percent of net sales, depreciation and amortization expense increased to 2.2% of net sales in the first quarter of fiscal 2002 as compared to 2.1% in the first quarter of fiscal 2001. Effective as of the beginning of fiscal 2002, the Company implemented SFAS No. 142 and discontinued the amortization of previously recorded goodwill. Excluding the amortization of goodwill in the first quarter of fiscal 2001, which totaled $195,000, depreciation and amortization expense increased by $199,000, or 6.3%, in the first quarter of fiscal 2002 as compared to the same period of the prior year, and as a percentage of net sales, depreciation and amortization expense was 2.2% of net sales in the first quarter of fiscal 2002 as compared to 2.0% of net sales in the first quarter of 2001. These increases are primarily due to capital expenditures for the renovation of existing stores and the distribution center, and information systems enhancements.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $300,000, or 5.9%, to $3.7 million in the first quarter of fiscal 2002 as compared to $4.0 million in the first quarter of fiscal 2001. As a percent of net sales, interest expense remained unchanged at 2.5% in the first quarters of fiscal 2002 and 2001. The dollar decrease is primarily due to lower average outstanding borrowings on the Company's working capital facility, as well as a decrease in the weighted-average interest rate applicable to the facility (6.06% in the first quarter of fiscal 2002 as compared to 7.43% in the first quarter of fiscal 2001.) This decrease was partially offset by higher interest resulting from the completion of approximately $5.1 million of new financing transactions in the first quarter of fiscal 2002 and approximately $8.1 million of additional fixture and lease equipment financings in the first half of fiscal 2001, as well as by an increase in the amortization of deferred financing costs as a result of fees associated with recently completed financing transactions, including the GE facility.

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, remained essentially unchanged at approximately $400,000 in the first quarters of fiscal 2002 and 2001. As a percent of net sales, miscellaneous income increased to 0.3% in the first quarter of fiscal 2002 as compared to 0.2% in the first quarter of fiscal 2001.

Income Taxes

The Company's interim effective tax benefit rates of (38.5%) in the first quarter of fiscal 2002 and (37.5%) in the first quarter of fiscal 2001 relate to net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately ($2.7 million) in the first quarter of fiscal 2002 as compared to a net loss of ($4.6 million) in the first quarter of 2001. On a per share basis (basic and diluted), the net loss was $(0.21) per share in the first quarter of 2002 as compared to $(0.36) per share in the first quarter of 2001.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of borrowings under its senior revolving credit facility, sales of proprietary credit card accounts under its receivables securitization program, short-term trade and factor credit and by proceeds from external financings and sale transactions. As described more fully in the Company's 2001 Annual Report on Form 10-K, the Company experienced significantly reduced earnings and a strained liquidity position throughout fiscal 2001.

Efforts to improve the Company's liquidity position have been focused primarily on the following areas: (i) refinancing the Company's senior revolving credit facility, which was successfully completed on February 1, 2002; (ii) ensuring the continuation of credit enhancement provided to the GE facility by extending the Harris letter of credit through September 30, 2002; (iii) refinancing certain pre-existing debt obligations and completing other new financing transactions; (iv) extending the current commitment period for the 2000-1 Series Certificates; and (v) restoring trade and factor credit to normal levels. As described more fully below, by May 30, 2002, the Company successfully completed all of these financing transactions. However, as discussed below, the Company has continued to experience a reduced level of unsecured credit offered by many of its factors and vendors, which has caused the Company's liquidity position to remain below desired levels. Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future to improve its liquidity position is limited. If the estimates or assumptions relative to any one of the Company's sources of liquidity, including the level of unsecured credit granted by its factors and vendors, are not realized, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

Sources of Liquidity

Senior Secured Credit Facility

The Company's primary source of working capital financing is a three-year senior revolving credit facility with a lender syndicate consisting of General Electric Capital Corporation ("GE Capital") as agent and lender, and three other lenders. The facility, (the "GE facility"), was finalized on February 1, 2002 and replaced the Company's previous revolving credit facility which was expiring on March 31, 2002. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are limited to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $7.0 million of excess availability at all times, and other reserves that are in effect. Outstanding borrowings under the facility totaled $106.8 million as of May 4, 2002, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $13.1 million as of May 4, 2002. Outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates, totaling $75.0 million as of both May 4, 2002 and February 2, 2002, and $80.0 million as of May 5, 2001 under a previous credit facility, are classified as long-term in the accompanying financial statements. Initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Substantially all of the Company's assets, including its merchandise inventories, the retained interest in receivables sold and the stock of GCRC, are pledged to GE Capital under this facility.

Interest charged for amounts borrowed under the Tranche A revolving facility was initially at the prime rate plus 0.50% per annum, or at the Company's option, at the applicable LIBOR interest rate plus 3.25% per annum. In addition, the Company pays an unused commitment fee equal to .375% on the average unused daily balance of the Tranche A facility. The LIBOR interest rate applicable to the Tranche A facility was reduced to LIBOR plus 3.00% after achieving the Initial Liquidity Event in March 2002, and was further reduced to LIBOR plus 2.75% after achieving the Subsequent Liquidity Event in May 2002, which are described below. Amounts borrowed under the Tranche B facility bear interest at prime plus 10%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime plus 0.00% or LIBOR plus 2.25%, to as high as prime plus 0.75%, or LIBOR plus 3.00%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and the requirement to maintain a minimum accounts payable to inventory ratio. Management believes the Company is in compliance with all restrictive financial and operating covenants applicable to the GE facility as of May 4, 2002 and through the date of this report.

Under the original terms of the agreement, the GE facility required that the Company obtain $10.0 million of external financing to improve its liquidity position, with a minimum of $5.0 million due by March 31, 2002 (the "Initial Liquidity Event") and the remaining amount due by April 30, 2002 (the "Subsequent Liquidity Event"). As described more fully in the Company's 2001 Annual Report on Form 10-K, the Company satisfied the requirements of the Initial Liquidity Event by completing three transactions prior to March 31, 2002, which resulted in net proceeds of approximately $6.0 million. However, the Company was not able to fund the remaining $4.0 million required for the Subsequent Liquidity Event by April 30, 2002. As a result, beginning April 30, 2002 and continuing until the additional $4.0 million was received, the Company would have been required to maintain a two-week trailing average minimum borrowing availability of at least $13.0 million, with a minimum of $10.0 million of borrowing availability at all times.

Effective April 30, 2002, the GE facility was amended to reduce the total dollar amount of external financing required from the original $10.0 million to $9.5 million, and to extend the date by which the funds were required to be obtained to June 15, 2002. The amendment also permanently eliminated the previously described minimum liquidity requirements. On May 24, 2002, the Company completed the financing of its ownership interest in the partnership that owns its corporate headquarters. As described below, the $3.7 million net proceeds from that transaction, combined with the $6.0 million proceeds described above, resulted in a total of $9.7 million received from external financings, which fully satisfies the requirements of the Subsequent Liquidity Event.

Trade Credit and Transactions with Affiliate

The success of the Company's business is highly dependent upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell it products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, would have a material adverse affect on the Company's business, liquidity position, and results of operations.

The Company began to experience a significant reduction in the level of unsecured credit offered by many of its factors and vendors in late fiscal 2001. Following the finalization of the GE facility on February 1, 2002, the level of unsecured credit offered by vendors increased, but unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, remained restricted. Management negotiated the restoration of secured credit lines with those key factors by issuing standby letters of credit to provide partial guarantees. Certain of those letters of credit are collateralized by the Harris letter of credit, which is described below. The issuance of those letters of credit reduced the Company's borrowing availability under the GE facility. In order to offset most of this availability reduction, Harris, an affiliate of the Company, agreed to provide a short-term credit enhancement to the GE facility under the terms of a Credit Facilitation Agreement entered into with the Company on February 22, 2002.

Under the original terms of the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to GE Capital in the amount of $7.0 million for the purpose of collateralizing standby letters of credit that were subsequently issued under the GE facility to key factors. The Harris letter of credit was originally scheduled to expire on June 30, 2002 and was collateralized both by proceeds that were expected to be received from the sale of the Company's ownership interest in the partnership that owns the Company's corporate headquarters (the "Proposed Transaction"), and by personal guarantees of the Company's Chairman of the Board and certain of his family members, as described below. In addition, the Harris letter of credit was to have been reduced dollar-for- dollar for any proceeds that were received from the Proposed Transaction.

On May 29, 2002, the Credit Facilitation Agreement was amended to extend the expiration date of the Harris letter of credit from June 30, 2002 to September 30, 2002, and remove the pledge of proceeds from the Proposed Transaction and the related provision that the letter of credit be reduced dollar-for-dollar for such proceeds. The Company's reimbursement obligations to Harris under the amended Credit Facilitation Agreement, which arise in the event any payment is made under letters of credit which are collateralized by the Harris letter of credit, are general and unsecured obligations of the Company.

The repayment of any drawings under the Harris letter of credit are also guaranteed by Joe Levy, the Company's Chairman of the Board of Directors, and certain of his family members (collectively, the "Pledgors") under a Guaranty - Security Agreement - Stock Pledge entered into on February 22, 2002 with Harris. Under the Guaranty - Stock Agreement - Stock Pledge, the Pledgors guaranteed the Company's obligations under the Credit Facilitation Agreement on a non-recourse basis by granting Harris a continuing security interest in all of the shares of Gottschalks common stock owned by the Pledgors, and all of the Pledgors' rights to acquire shares of Gottschalks common stock and all proceeds from the sale of any such shares (collectively, the "Collateral"). The Pledgors voting rights with respect to such Collateral were not altered by the Guarantee and Pledge. The Guarantee and Pledge will expire upon the expiration of the Credit Facilitation Agreement.

Despite the increase in the amount of unsecured credit granted by the Company's vendors and factors since the finalization of the GE facility in February 2002, such amounts have remained below historical levels. Nevertheless, the Company has been able to purchase an adequate level of merchandise to support its operations to date. There can be no assurance the Company will continue to receive an adequate level of key factor and vendor trade credit, or that it will be able to continue to purchase an adequate level of merchandise, to support its operations. Any further reductions of trade and factor support or a lack of further improvements in the level of unsecured factor and trade support granted to the Company may impair the Company's ability to purchase an adequate level of merchandise to support its operations.

Receivables Securitization Program

The Company conveys all of its accounts receivable arising under its private- label credit cards on an ongoing basis under a receivables securitization facility. The securitization facility provides the Company with an additional source of working capital and long- term financing that has historically been more cost-effective than traditional debt financing. Under the program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of principal (when required) and interest to the investor, and monthly servicing fees to the Company. Any excess cash flows are then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company. As described more fully in Note 3 to the accompanying condensed consolidated financial statements, the Company accounts for the securitization of receivables as sales for financial reporting purposes under SFAS No. 140, and as such, the transferred receivables are removed from the Company's balance sheet at the time of the transfer. Securities are issued under the program by GCC Trust, which is not consolidated in the Company's financial statements. The Company retains an interest in certain of the securities issued by GCC Trust, and also retains an interest in receivables that are ineligible for transfer to GCC Trust. These retained interests are pledged as collateral under the GE facility.

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

On November 15, 2001, GCC Trust issued two Variable Base Class A-1 Credit Card Certificates (the "2000-1 Series Certificates") in an aggregate principal amount of up to $20.0 million. The Company borrows against the 2000-1 Series Certificates on a revolving basis, similar to a revolving line of credit arrangement, and such borrowings bear interest at variable rates equal to the one-month LIBOR rate plus 2.75%, with a minimum rate of 5.0% (5.0% as of May 4, 2002). Borrowings against the 2000-1 Series Certificates are limited to a specified percentage of the outstanding balance of receivables underlying the certificates, and therefore vary depending on seasonal fluctuations in the underlying receivables. As of May 4, 2002, $16.0 million was issued and outstanding against the Series 2000-1 Certificates. On May 30, 2002, the commitment period for the 2000-1 Series Certificates was extended through July 31, 2003 from their previously scheduled expiration date of October 31, 2002. The outstanding principal balance of those certificates as of July 31, 2003 are to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

The securitization program contains restrictions and requirements, including the requirement to maintain certain receivable portfolio performance standards. The program also contains credit rating downgrade default provisions, which requires securities issued under the program to be rated BBB or higher by a rating agency. Securities issued under the program are currently rated A+ by the rating agency. The inability to maintain compliance with such restrictions and standards or a downgrade in the credit rating, if not waived, could result in the acceleration of principal for the securities currently issued under the program, and any such acceleration, if not refinanced on a timely basis, would significantly reduce excess cash flows generated under the program that ultimately serve as an important source of working capital for the Company. Any significant decrease in the level of excess funds generated under the program could have a material adverse affect on the Company's liquidity position. In addition, any default under the securitization program, if not waived, would result in defaults under a majority of the Company's other debt obligations, including the GE facility. Management believes that the Company was in compliance with all applicable program requirements as of May 4, 2002 and through the date of this report.

Other Financings

The Company has continued efforts to obtain financing from external resources as a means of improving its liquidity position. As described more fully in the Company's 2001 Annual Report on Form 10-K, the Company entered into a $15.0 million three-year term loan with Kimco Capital Corp. on March 22, 2002. Proceeds from the Kimco financing were used to repay previously existing mortgage loans on two store properties and one term loan and to pay certain fees and costs associated with the transaction. The remaining $4.1 million was used to reduce outstanding borrowings under the GE facility. On February 19, 2002, the Company also completed a $1.0 million, seven year term loan financing of its corporate aircraft. The finalization of these two transactions resulted in net cash proceeds totaling approximately $5.1 million. The proceeds from these transactions, combined with the net proceeds from the sale of a store lease in January 2002, fully satisfied the previously described Initial Liquidity Event.

On May 24, 2002, the Company also completed the financing of its ownership interest in the partnership that owns the Company's corporate headquarters. Proceeds from this transaction, totaling $3.7 million, were used to reduce outstanding borrowings under the GE facility, and fully satisfied the previously described Subsequent Liquidity Event. The related note payable bears interest at a variable rate of prime plus 1.5%, which is payable monthly. The $3.7 million principal portion of the note payable is due in full upon maturity on May 24, 2005.

Store Closures

In fiscal 2001, the Company closed six of the original 34 stores acquired from Lamonts that were considered to be either underperforming or inconsistent with the long-term strategy of the Company, with three of those store leases sold or terminate by the respective landlord. The Company also terminated the lease of the outsourced distribution center facility operated during the period of July 2000 through June 2001. The Company is continuing to operate 28 of the original 34 stores acquired from Lamonts. However, 10 of those stores continue to perform below expectations.

On June 5, 2002, the Company entered into an agreement with The Bon, Inc., a division of Federated Department Stores, Inc., for the sale of the leases of two of the Company's smaller size stores, a 44,000 square foot store located in Coeur d'Alene, Idaho and a 40,000 square foot store in the Tri Cities area in Eastern Washington, and certain related store fixtures and equipment. The transaction is expected to close on or about August 2, 2002, subject to certain conditions. The Company expects to recognize a minor gain on the sale, and no material costs are expected to be incurred in connection with the closure of the stores.

In the event the Company is unable to improve the operating performance of the eight remaining underperforming locations, the sale, sublease or closure of those locations may be considered in the future. In the past, the Company has successfully improved the operating results and cash flows of under- performing locations through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. However, there can be no assurance that these strategies will improve the operating results and cash flows of those underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations. As a result, the Company may incur significant store closure costs in the future.

As of the end of the first quarter of fiscal 2002, the Company had a reserve for store closure costs totaling $303,000, which consisted primarily of estimated future lease obligations for three of the store locations that were closed in fiscal 2001. In the event the Company is not successful in selling or subleasing these three locations as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2002, additional reserves for store closure costs, which may be material, may be incurred.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first quarter of fiscal 2002, totaling approximately $1.8 million, were primarily related to information system enhancements and the renovation and refixturing of certain existing locations. The Company presently has no commitments to open any new stores in fiscal 2002. As of May 4, 2002, the Company had issued a total of $10.7 million of standby letters of credit and documentary letters of credit totaling $1.3 million. As described in the preceding section titled "Trade Credit and Transactions with Affiliate," the standby letters of credit were issued to secure credit lines with key factors. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity, including cash generated by operations, together with liquidity provided by the GE facility, the securitization program and other financial resources, including without limitation the factors described below, will be adequate to meet the Company's planned cash requirements. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to, the availability of adequate borrowing capacity and the ability to maintain compliance with restrictive covenants contained in the Company's senior revolving credit facility, its receivables securitization program and its other debt obligations, adequate cash flows generated by operations and the adequacy of factor and trade credit. Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes is limited. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if those sources of liquidity are significantly reduced or eliminated, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

Recently Issued Accounting Standards

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective the beginning of fiscal 2002 and discontinued the amortization of previously recorded goodwill as of that date. The Company's previously recorded goodwill, net of accumulated amortization, totaled $8.2 million as of May 4, 2002. The Company will test its previously recorded goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step, which is required to be completed by August 3, 2002, identifies potential goodwill impairment. If impairment is indicated, the Company will perform the second step, and will record such impairment as a cumulative effect of an accounting change by February 1, 2003. The Company is in the process of completing the first step of its transitional goodwill impairment test, and has not yet determined what the effect of this test, if any, will be on the Company's financial position or its results of operations. The proforma effect of no longer amortizing previously recorded goodwill is presented in Note 10 of the accompanying financial statements.

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

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company adopted SFAS No. 144 effective the beginning of fiscal 2002 and its adoption had no significant effect on the Company's financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale- leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 will have a significant effect on the Company's financial position or its results of operations.

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward- looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from the terrorist attacks on September 11, 2001 and future acts of terrorism or war); the ability to improve the profitability and cash flows of the stores acquired from Lamonts Apparel, Inc., or to sell, sublease or close those stores that continue to be underperforming; the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation and utilities costs; as well as the effects of seasonality and weather conditions; changing consumer trends and preferences; competition; consumer credit; the Company's continued ability to securitize certain of its accounts receivable; the Company's dependence on its key personnel and general labor conditions; all of which are described in more detail under the caption "Risk Factors" in Item I. "Business" in Gottschalks' 2001 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2001 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit, and on one of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended May 4, 2002.

The Company's senior revolving credit agreement prohibits the Company from paying dividends without prior written consent from the lenders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  The following exhibits are hereby being filed pursuant to the requirements of Item 601 of Regulation S-K:

10.1

Second Extension Notice and Agreement dated May 30, 2002 by and among Gottschalks Inc., Gottschalks Credit Receivables Corporation, Deutsche Bank Trust Company Americas, Warehouse Line Advisors Inc., and Bank Hapoalim B.M.

10.2

Third Amendment to Credit Agreement dated April 30, 2002, by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, LaSalle Retail Finance and Foothill Capital Corporation.(*)

10.3	Purchase and Sale Agreement (Leaseholds) dated June 5, 2002 by and between Gottschalks Inc. and The Bon, Inc.
10.4	First Amendment to Credit Facilitation Agreement dated May 29, 2002, by and between Gottschalks Inc. and Harris. (**)

(*) Filed with the Company's Current Report on Form 8-K dated May 6, 2002.

(**) Incorporated by reference to Exhibit 7 to the Amended Schedule 13D filed by Harris, El Corte Ingles, S. A., Joseph Levy and Bret Levy on June 4, 2002.

  The Company filed the following Current Reports on Form 8-K during the thirteen week period ended May 4, 2002:

- Current Report on Form 8-K ("Form 8-K") dated February 22, 2002 (as amended by Amendment No. 1 to that Form 8-K dated February 28, 2002 and by Amendment No. 2 to that Form 8-K dated March 1, 2002), describing pursuant to Item 5, Other Events, (i) a Credit Facilitation Agreement entered into on February 22, 2002 by and between Gottschalks Inc. and The Harris Company, and (ii) a Guarantee - Security Agreement - Stock Pledge dated February 22, 2002 by and among Joseph Levy (the Company's Chairman of the Board of Directors) and certain of his family members and The Harris Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Gottschalks Inc.

(Registrant)

June 18, 2002

By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)

June 18, 2002

By:	/s/ Michael S. Geele
Michael S. Geele
(Senior Vice President and Chief Financial Officer)