Form 10-Q
period 2002-08-03
GOTTSCHALKS INC
filed 2002-09-17
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒  NO ☐

      The number of shares of the Registrant's common stock outstanding as of August 31, 2002 was 12,755,088.

GOTTSCHALKS INC. AND SUBSIDIARY
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
(In thousands of dollars)

                                                       August 3,   February 2,   August 4,
                                                         2002         2002         2001
                                                     -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash............................................. $     2,554  $     2,741  $     3,200
  Retained interest in receivables sold............      13,766       19,222       14,477
  Receivables - net................................       9,778       11,331        9,088
  Merchandise inventories..........................     177,319      160,212      177,711
  Other............................................      21,699       16,981       21,420
                                                     -----------  -----------  -----------
          Total current assets.....................     225,116      210,487      225,896

PROPERTY AND EQUIPMENT, NET........................     148,918      152,607      150,180
GOODWILL AND INTANGIBLE ASSETS.....................      16,898       17,376       18,063
OTHER LONG-TERM ASSETS.............................       7,550       10,704        5,909
                                                     -----------  -----------  -----------
                                                    $   398,482  $   391,174  $   400,048
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities...................... $    81,936  $    76,938  $    78,404
  Revolving line of credit.........................      21,660       20,908       30,782
  Current portion of long-term obligations.........       4,441        8,263        8,595
                                                     -----------  -----------  -----------
      Total current liabilities....................     108,037      106,109      117,781

LONG-TERM OBLIGATIONS (less current portion):
  Revolving line of credit.........................      75,000       75,000       80,000
  Notes and mortgage loans payable.................      38,066       25,797       28,589
  Capitalized lease obligations....................       7,986        9,419       10,612
                                                     -----------  -----------  -----------
                                                        121,052      110,216      119,201

DEFERRED INCOME & OTHER LIABILITIES................      34,145       35,031       31,324

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      21,817       21,646       21,475

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     113,431      118,172      110,267
                                                     -----------  -----------  -----------
                                                    $   398,482  $   391,174  $   400,048
                                                     ===========  ===========  ===========

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                        Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                                    --------------------------  --------------------------
                                                      August 3,     August 4,     August 3,     August 4,
                                                       2002           2001         2002           2001
                                                    ------------  ------------  ------------  ------------
Net sales......................................... $    155,868  $    158,722  $    305,428  $    315,890
Net credit revenues...............................        1,891         2,015         4,361         4,656
Net leased department revenues....................          759           972         1,522         1,967
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................      158,518       161,709       311,311       322,513

Costs and expenses:
  Cost of sales...................................      101,069       104,473       199,560       210,368
  Selling, general and administrative expenses....       53,279        54,301       105,203       109,577
  Depreciation and amortization...................        3,544         3,413         6,902         6,767
  Store closure costs.............................          --            686           --            686
  Gain on sale of stores..........................         (326)          --           (326)          --
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................      157,566       162,873       311,339       327,398
                                                    ------------  ------------  ------------  ------------
Operating income (loss)...........................          952        (1,164)          (28)       (4,885)

Other (income) expense:
  Interest expense................................        4,469         3,664         8,217         7,647
  Miscellaneous income, net.......................          (53)         (331)         (434)         (686)
                                                    ------------  ------------  ------------  ------------
                                                          4,416         3,333         7,783         6,961
                                                    ------------  ------------  ------------  ------------
Loss before income tax benefit....................       (3,464)       (4,497)       (7,811)      (11,846)

Income tax benefit................................       (1,334)       (1,684)       (3,007)       (4,440)
                                                    ------------  ------------  ------------  ------------
Net loss.......................................... $     (2,130) $     (2,813) $     (4,804) $     (7,406)
                                                    ============  ============  ============  ============
Net loss per common share -
  basic and diluted............................... $      (0.17) $      (0.22) $      (0.38) $      (0.58)
                                                    ============  ============  ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                    Twenty-Six Weeks Ended
                                                                 --------------------------
                                                                   August 3,     August 4,
                                                                    2002           2001
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (4,804) $     (7,406)
  Adjustments:
     Depreciation and amortization.............................        6,902         6,767
     Provision for credit losses...............................          385           361
     Provision for store closure costs.........................          --            686
     Net gain on sale of assets................................         (326)          --
     Other adjustments, net....................................         (854)         (764)
     Changes in operating assets and liabilities:
        Receivables............................................        1,367            25
        Merchandise inventories................................      (16,588)        7,906
        Other current and long-term assets.....................       (1,680)         (711)
        Trade accounts payable.................................       19,744        (2,600)
        Other current and long-term liabilities................      (11,416)       (2,384)
                                                                 ------------  ------------
           Net cash (used in) provided by operating activities.       (7,270)        1,880

INVESTING ACTIVITIES:
   Available-for-sale securities:
       Maturities..............................................     (161,524)     (156,282)
       Purchases...............................................      173,980       166,458
   Capital expenditures........................................       (3,947)       (9,550)
   Proceeds from sale of stores................................        1,010           356
   Other.......................................................          108            97
                                                                 ------------  ------------
           Net cash provided by investing activities...........        9,627         1,079

FINANCING ACTIVITIES:
  Net proceeds (repayments) under revolving line of credit.....          752        (2,046)
  Net repayments under 2000-1 Series certificate...............       (7,000)       (4,800)
  Proceeds from long-term obligations..........................       19,700         4,000
  Proceeds from sale/leaseback transactions....................          --          8,116
  Principal payments on long-term obligations..................      (12,728)       (3,868)
  Changes in cash management liability and other...............       (3,332)       (4,088)
  Other........................................................           64           100
                                                                 ------------  ------------
          Net cash used in financing activities................       (2,544)       (2,586)
                                                                 ------------  ------------
INCREASE/(DECREASE) IN CASH....................................         (187)          373

CASH AT BEGINNING OF PERIOD....................................        2,741         2,827
                                                                 ------------  ------------

CASH AT END OF PERIOD.......................................... $      2,554  $      3,200
                                                                 ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Thirteen and Twenty-Six Weeks Ended August 3, 2002 and August 4, 2001

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. and subsidiary (the "Company") is a regional department store chain based in Fresno, California. As of the end of the second quarter of fiscal 2002, the Company operated 71 full-line Gottschalks department stores located in six Western states, with 39 stores in California, 19 in Washington, 6 in Alaska, 3 in Oregon, 2 in Idaho and 2 in Nevada. The Company also operates thirteen specialty apparel stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (see Note 3). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended August 3, 2002 are not necessarily indicative of the results that may be expected for the year ending February 1, 2003 (fiscal 2002) due to the seasonal nature of the Company's business and its LIFO inventory valuation adjustment ("LIFO adjustment"), currently recorded only at the end of each fiscal year (Note 4). These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 2, 2002 (the "2001 Annual Report on Form 10-K"). The condensed consolidated balance sheet at February 2, 2002 has been derived from the audited consolidated financial statements as of that date.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. STORE CLOSINGS

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

On July 26, 2002, the Company sold its leasehold interests in two of its smaller sized, under- performing stores, including a 44,000 square foot store located in Coeur d'Alene, Idaho and a 40,000 square foot store in the Tri-Cities area in Eastern Washington, and certain related store fixtures and equipment to The Bon, Inc., a division of Federated Department Stores, Inc. The Company recognized a net gain on the sale of $326,000 and no material costs were incurred in connection with the closure of the stores. As of the end of the second quarter of fiscal 2002, the Company continued to operate 26 of the original 34 stores acquired from Lamonts. However, eight of those stores have continued to perform below expectations.

In the event the Company is unable to improve the operating performance of the eight remaining underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future. In the past, the Company has successfully improved the operating results and cash flows of other underperforming stores through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. However, there can be no assurance that these strategies will improve the operating results and cash flows of those remaining underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations. As a result, the Company may incur significant store closure costs in the future.

As of August 3, 2002, the Company had a reserve for store closure costs totaling $222,000, which consisted primarily of estimated future lease obligations for two of the store locations that were closed in fiscal 2001. In the event the Company is not successful in selling or subleasing these locations as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2002 or beyond, additional reserves for store closure costs, which may be material, may be incurred.

3. RECEIVABLES SECURITIZATION PROGRAM

The Company conveys all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly-owned subsidiary, GCRC, which simultaneously conveys to Gottschalks Credit Card Master Trust ("GCC Trust") those receivables that meet certain eligibility requirements of the securitization program. Receivables so conveyed to the Trust are used as collateral for securities issued by GCC Trust to investors. GCC Trust is a qualified special purpose entity under SFAS No. 140 and is not consolidated in the Company's financial statements. The transfers of receivables under the program are accounted for as sales for financial reporting purposes under SFAS No. 140, and as such, the transferred receivables are removed from the Company's balance sheet at the time of the transfer. Securities issued under the program are issued by GCC Trust, and certain of the securities issued by GCC Trust represent GCRC's retained interest in the receivables sold (the "GCRC Certificates"). GCRC also retains interests in receivables that are ineligible for transfer to GCC Trust. The GCRC Certificates and these interests in ineligible receivables are pledged as collateral under the Company's senior revolving credit facility (see Note 7). Under the securitization program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of principal (when required) and interest to the investors and to GCRC, and monthly servicing fees to the Company. Excess cash flows, if any, generated from the portfolio are then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company.

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

On November16, 2000, GCC Trust issued a $24.0 million Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series Certificate"). Upon the expiration of the commitment period for the original 2002-1 Series Certificate, GCC Trust issued two new 2000-1 Series Certificates on November 15, 2001 in an aggregate principal amount of up to $20.0 million. The Company borrows against the 2000-1 Series Certificates on a revolving basis, similar to a revolving line of credit arrangement, and such borrowings bear interest at variable rates equal to the one-month LIBOR rate plus 2.75%, with a minimum rate of 5.0% (5.0% as of August 3, 2002). Borrowings against the Series 2000-1 Certificates are limited to a specified percentage of the outstanding balance of receivables underlying the certificates, and therefore vary depending on seasonal fluctuations in the underlying receivables. As of August 3, 2002, $13.0 million was issued and outstanding against the Series 2000-1 Certificates. On May 30, 2002, the commitment period for the 2000-1 Series Certificates was extended through July 31, 2002 from their previously scheduled expiration date of October 31, 2002. The outstanding principal balances of those certificates as of July 31, 2003 is to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

The securitization program contains restrictions and requirements, including the requirement that certain receivable portfolio performance standards continue to be met. The program also contains credit rating downgrade default provisions, which requires securities issued under the program to be rated BBB or higher by a rating agency. Securities issued under the program are currently rated A+ by the rating agency. Any default under the securitization program would result in defaults under a majority of the Company's other debt obligations, including the Company's senior revolving credit facility (see Note 7). Management believes the Company was in compliance with all applicable program requirements as of August 3, 2002.

4. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at February 2, 2002. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2002 operating results.

5. GOODWILL AND INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective the beginning of fiscal 2002 and discontinued the amortization of previously recorded goodwill as of that date. Previously recorded goodwill arising from the Lamonts acquisition in 2000 of $0.6 million as of August 3, 2002, has been reallocated to property and equipment. The remainder of the Company's previously recorded goodwill, net of accumulated amortization, totaled $7.6 million as of August 3, 2002. The majority of this goodwill arose from the acquisition of nine stores (one of which was subsequently closed as planned) in a business combination which occurred in 1998 and the remainder was attributable to a store acquired in a business combination which occurred in 1987. These acquired stores had a history of profitability prior to their acquisition and have continued to generate operating profit in excess of the Company average store operating profit.

The Company has completed step one of the two-step process prescribed by SFAS No. 142 to test its previously recorded goodwill for impairment and has determined that each store location represents a reporting unit for such purpose. As part of this process the Company allocated associated goodwill to relevant reporting units. The Company engaged an independent third party to provide an initial estimate of the fair value of the reporting units and compared such estimated fair value to the net carrying value of the reporting units. As a result of this process the Company concluded that there was no impairment as of the measurement date of February 2, 2002. In addition there have been no events or changes in circumstances since that date that would indicate that a potential impairment has arisen. Accordingly, step two of the SFAS No. 142 process is unnecessary.

The following table shows the proforma effect for 2001 of no longer amortizing goodwill:

                                            Thirteen Weeks       Twenty-Six Weeks
                                                 Ended                Ended
                                          --------------------  --------------------
                                            2002       2001       2002       2001
(In thousands, except per share data)     ---------  ---------  ---------  ---------
Net loss:
   Net loss - as reported............... $  (2,130) $  (2,813)    (4,804) $  (7,406)
   Goodwill amortization, net of
    related income tax benefit..........        --         89         --        178
                                          ---------  ---------  ---------  ---------
   Adjusted net loss.................... $  (2,130) $  (2,724)    (4,804) $  (7,228)
                                          =========  =========  =========  =========
Net loss per share (basic and diluted):
   Net loss............................. $   (0.17) $   (0.22)     (0.38) $   (0.58)
   Goodwill amortization, net of
    related income tax benefit..........        --      (0.01)        --      (0.01)
                                          ---------  ---------  ---------  ---------
   Adjusted net loss.................... $   (0.17) $   (0.21)     (0.38) $   (0.57)
                                          =========  =========  =========  =========

SFAS No. 142 also requires disclosure of intangible assets which are subject to amortization. As of August 3, 2002, February 2, 2002 and August 4, 2001, the Company reported the following lease-related interests are classified as intangible assets:

                                           August 3,    February 2,    August 4,
(In thousands of dollars)                    2002          2002          2001
---------------------------------------  ------------  ------------  ------------
Intangible assets - leases............. $      9,720  $      9,940  $     10,121
Less: Accumulated amortization.........        1,036           792           510
                                         ------------  ------------  ------------
Net.................................... $      8,684  $      9,148  $      9,611
                                         ============  ============  ============

These lease interests relate to leases purchased in the Lamonts acquisition which were adjusted to reflect fair market value. These leases had lives of three to forty years. During the thirteen weeks ended August 3, 2002 and August 4, 2001, amortization expense was approximately $138,000 and $67,000, respectively. During the twenty-six weeks ended August 3, 2002 and August 4, 2001, amortization expense was approximately $266,000 and $119,000, respectively. The Company anticipates amortization on these intangible assets of approximately $550,000 in each of fiscal years 2002, 2003, and 2004, and approximately $300,000 in each of fiscal years 2005 and 2006.

6. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILTIIES

Trade accounts payable and other current liabilities consist of the following:

                                           August 3,    February 2,    August 4,
(In thousands of dollars)                    2002          2002          2001
---------------------------------------  ------------  ------------  ------------
Trade accounts payable................. $     38,676  $     18,932  $     24,703
Accrued expenses.......................       17,783        22,113        16,811
Cash management liability..............       10,518        13,850        17,372
Accrued payroll and related
  liabilities..........................        6,603         7,870         6,937
Taxes, other than income taxes.........        6,299        11,503         6,408
Federal and state income taxes
  payable..............................        2,057         2,670         3,166
Deferred income taxes payable..........           --            --         3,007
                                         ------------  ------------  ------------
                                        $     81,936  $     76,938  $     78,404
                                         ============  ============  ============

7. DEBT

Senior Revolving Credit Facility

The Company has a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent and lender, and three other lenders. The facility (the "GE facility") was finalized on February 1, 2002 . The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are limited to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $7.0 million of excess availability at all times, and other reserves that are in effect. Outstanding borrowings under the facility totaled $96.7 million as of August 3, 2002, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $13.2 million as of August 3, 2002. Outstanding borrowings under the facility that are not expected to be repaid within one year of the respective balance sheet dates, totaling $75.0 million as of both August 3, 2002 and February 2, 2002, and $80.0 million as of August 4, 2001 under a previous credit facility, are classified as long-term in the accompanying financial statements. Initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Substantially all of the Company's assets, including its merchandise inventories, the retained interest in receivables sold and the stock of GCRC, are pledged to GE Capital under this facility.

Interest charged for amounts borrowed under the Tranche A revolving facility is currently at the prime rate plus 0.50% per annum, or at the Company's option, at the applicable LIBOR interest rate plus 2.75% per annum. In addition, the Company pays an unused commitment fee equal to .375% on the average unused daily balance of the Tranche A facility. Amounts borrowed under the Tranche B facility bear interest at prime plus 10.0%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime or LIBOR plus 2.25%, to as high as prime plus 0.75% or LIBOR plus 3.00%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and a minimum accounts payable to inventory ratio. Management believes the Company was in compliance with all restrictive financial covenants applicable to the GE facility as of August 3, 2002.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                           August 3,    February 2,    August 4,
(In thousands)                               2002          2002          2001
---------------------------------------  ------------  ------------  ------------
Revolving line of credit............... $     75,000        75,000        80,000
9.39% mortgage loans payable, due 2010.       18,118        18,302        18,478
12.0% note payable, due 2005...........       14,680            --            --
Capital lease obligations..............       10,792        12,156        13,186
Variable rate note payable, due 2005...        3,700            --            --
Variable rate note payable, due 2003
  (repaid March 2002)..................           --         5,278         6,944
Variable rate mortgage loan payable,
  due 2003 (repaid March 2002).........           --         3,533         3,933
9.97% mortgage loan payable, due 2004
  (repaid March 2002)..................           --         1,857         2,286
Other mortgage loans and notes payable.        3,203         2,353         2,969
                                         ------------  ------------  ------------
                                             125,493       118,479       127,796
Less current portion...................        4,441         8,263         8,595
                                         ------------  ------------  ------------
                                        $    121,052  $    110,216  $    119,201
                                         ============  ============  ============

As described more fully in the Company's 2001 Annual Report on Form 10-K, the Company entered into a $15.0 million financing with Kimco Capital Corp. on March 22, 2002. Proceeds from the Kimco financing were used to repay previously existing mortgage loans on two of the Company's owned store locations and one term loan and to pay certain fees and costs associated with the transaction. The remaining $4.1 million was used to reduce outstanding borrowings under the GE facility. The outstanding balance of the related note payable totaled $14.7 million as of August 3, 2002. In addition, on February 19, 2002, the Company completed a $1.0 million seven-year term loan financing of its corporate aircraft.

On May 24, 2002, the Company also completed the financing of its ownership interest in the partnership that owns the Company's corporate headquarters. Proceeds from this transaction, totaling $3.7 million, were used to reduce outstanding borrowings under the GE facility. The related note payable bears interest at a variable rate of prime plus 1.5%, which is payable monthly. The $3.7 million principal portion of the note payable is due in full upon maturity on May 24, 2005.

Substantially all of the Company's assets, including its merchandise inventories, the GCRC Certificates, its interests in ineligible receivables and the stock of GCRC, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants, if not waived, would cause a cross-default under the majority of all of the Company's debt agreements, including the GE facility, the Kimco facility and the receivables securitization program. Management believes the Company was in compliance with all applicable financial covenants as of August 3, 2002.

8. TRANSACTIONS WITH AFFILIATES

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

As described more fully in the Company's 2001 Annual Report on Form 10-K, the Company entered into a Credit Facilitation Agreement with Harris on February 22, 2002. Under the original terms of the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to GE Capital in the amount of $7.0 million for the purpose of collateralizing standby letters of credit that were subsequently issued under the GE facility to key factors. The Harris letter of credit was originally scheduled to expire on June 30, 2002. On May 29, 2002, the Credit Facilitation Agreement was amended to extend the expiration date of the Harris letter of credit from June 30, 2002 to September 30, 2002, and on August 22, 2002, the Credit Facilitation Agreement was further amended to extend the expiration date from September 30, 2002 to January 31, 2003. The Harris letter of credit is collateralized by personal guarantees of the Company's Chairman of the Board and certain of his family members, as described below.

The Company's reimbursement obligations to Harris under the amended Credit Facilitation Agreement, which arise in the event any payment is made under the Harris letter of credit, are general and unsecured obligations of the Company.

The repayment of any drawings under the Harris letter of credit are also guaranteed by Joe Levy, the Company's Chairman of the Board of Directors, and certain of his family members (collectively, the "Pledgors") under a Guaranty - Security Agreement - Stock Pledge entered into on February 22, 2002 with Harris. Under the Guaranty - Stock Agreement - Stock Pledge, the Pledgors guaranteed the Company's obligations under the Credit Facilitation Agreement on a non-recourse basis by granting Harris a continuing security interest in all of the shares of Gottschalks common stock owned by the Pledgors, and all of the Pledgors' rights to acquire shares of Gottschalks common stock and all proceeds from the sale of any such shares (collectively, the "Collateral"). The Pledgors' voting rights with respect to such Collateral were not altered by the Guarantee and Pledge. The Guarantee and Pledge will expire upon the expiration of the Credit Facilitation Agreement.

9. WEIGHTED AVERAGE NUMBER OF SHARES

                                          Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                          --------------------  --------------------
(In thousands of shares)                    2002       2001       2002       2001
----------------------------------------  ---------  ---------  ---------  ---------
Weighted average number of shares -
  basic.................................    12,737     12,670     12,732     12,663
Incremental shares from assumed
  issuance of stock options
  (treasury stock method)...............        --         --         --         --
                                          ---------  ---------  ---------  ---------
Weighted average number of shares -
  diluted...............................    12,737     12,670     12,732     12,663
                                          =========  =========  =========  =========

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

The Company presently has no commitments to open new stores in fiscal 2002. As of August 3, 2002, the Company had issued a total of $11.4 million of standby letters of credit and documentary letters of credit totaling $4.4 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

11. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will adopt SFAS No. 143 effective the beginning of fiscal 2003 and does not currently expect that its adoption will have a significant effect on the Company's financial position or its results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. In the event the cumulative effect of store closures is determined to be material, such closed stores may be considered discontinued operations under SFAS No. 144 and prior period and prior year financial statements may be restated to reflect discontinued operations separately from continuing operations. The Company adopted SFAS No. 144 effective the beginning of fiscal 2002 and its adoption did not have a significant effect on the Company's financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 will have a significant effect on the Company's financial position or its results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. As described more fully in Note 2 to the accompanying financial statements, the Company closed six of the acquired Lamonts stores in fiscal 2001, and closed two additional stores in late July 2002. As noted below, the store closures have affected the comparability of the Company's financial results. In addition, the Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. These factors may result in performance for the thirteen and twenty-six week periods ended August 3, 2002 (hereinafter referred to as the "second quarter" and "first half" of fiscal 2002, respectively), which is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. Some of these significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the realizability of its customer credit card receivables, the accounting for the securitization and sale of customer credit card receivables under its securitization program, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2001 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company's Consolidated Statements of Operations as a percent of net sales:

                                                          Second Quarter              First Half
                                                    --------------------------  --------------------------
                                                       2002           2001         2002           2001
                                                    ------------  ------------  ------------  ------------
Net sales.........................................        100.0%       100.0%       100.0%       100.0%
Net credit revenues...............................          1.2           1.3           1.4           1.5
Net leased department revenues....................          0.5           0.6           0.5           0.6
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................        101.7         101.9         101.9         102.1

Costs and expenses:
  Cost of sales...................................         64.8          65.8          65.3          66.6
  Selling, general and administrative expenses....         34.2          34.2          34.3          34.7
  Depreciation and amortization...................          2.3           2.2           2.3           2.1
  Store closure costs.............................           --           0.4            --           0.2
  Gain on sale of stores..........................         (0.2)                       (0.1)
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................        101.1         102.6         101.9         103.6
                                                    ------------  ------------  ------------  ------------
Operating income (loss)...........................          0.6          (0.7)           --          (1.5)

Other (income) expense:
  Interest expense................................          2.9           2.3           2.7           2.4
  Miscellaneous income, net.......................           --          (0.2)         (0.1)         (0.2)
                                                    ------------  ------------  ------------  ------------
                                                            2.9           2.1           2.6           2.2
                                                    ------------  ------------  ------------  ------------
Loss before income tax benefit....................         (2.3)         (2.8)         (2.6)         (3.7)

Income tax benefit................................         (0.9)         (1.0)         (1.0)         (1.4)
                                                    ------------  ------------  ------------  ------------
Net loss..........................................         (1.4)%        (1.8)%        (1.6)%        (2.3)%
                                                    ============  ============  ============  ============

Second Quarter of Fiscal 2002 Compared to Second Quarter of Fiscal 2001

Net Sales

Net sales decreased by approximately $2.8 million to $155.9 million in the second quarter of fiscal 2002 as compared to $158.7 million in the second quarter of fiscal 2001, a decrease of 1.8%. This decrease is primarily due to the closure of eight stores, three of which were in operation for the entire period in the prior year. Comparable store sales for the second quarter of fiscal 2002, which includes sales for stores open for the full period in both years, decreased by 0.5% as compared to the second quarter of fiscal 2001. The decrease in net sales is primarily due to certain of the Company's stores in the Pacific Northwest having continued to underperform sales generated by the Company's more mature store locations, as well as a continuing soft economic environment.

The Company operated 71 department stores and 13 specialty apparel stores as of the end of the second quarter of fiscal 2002, as compared to 73 department stores and 17 specialty apparel stores as of the end of the second quarter of fiscal 2001. In July 2002, the Company sold two stores to The Bon, Inc., a division of Federated Department Stores, Inc. In the second quarter of fiscal 2001, six department stores were closed, with one of those stores subsequently reopening in September 2001. One additional store was closed in January 2002 resulting in a total of six stores closed in fiscal 2001. While no additional stores have been identified for possible closure, management may consider the closure of additional stores if closure is determined to be financially advantageous to the Company.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio decreased by $124,000, or 6.2%, in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. As a percent of net sales, net credit revenues was 1.2% of net sales in the second quarter of fiscal 2002 as compared to 1.3% in the second quarter of fiscal 2001. Net credit revenues consist of the following:

                                                                   Second Quarter
                                                                --------------------
(In thousands of dollars)                                         2002       2001
----------------------------------------                        ---------  ---------
Service charge revenues....................................... $   4,281      4,396
Interest expense on securitized receivables...................    (1,211)    (1,215)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale ...........    (1,149)    (1,099)
Loss on sale of receivables...................................       (30)       (67)
                                                                ---------  ---------
                                                               $   1,891  $   2,015
                                                                =========  =========

Service charge revenues decreased by $115,000, or 2.6%, in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. This decrease is primarily due to a lower average outstanding accounts receivable balance resulting from a greater paydown rate during the period as compared to the prior year.

Interest expense on securitized receivables remained essentially unchanged at approximately $1.2 million in the second quarters of fiscal 2002 and fiscal 2001. Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $50,000, or 4.5%, in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001, reflecting higher bankruptcies and higher unemployment rates caused by the economic downturn in certain of the Company's market areas. The loss on the sale of receivables decreased by $37,000, or 55.2%, in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 as a result of an increase in the volume of receivables sold as compared to the same period of the prior year.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by $213,000, or 21.9%, to $759,000 in the second quarter of fiscal 2002 as compared to $972,000 in the second quarter of fiscal 2001. This decrease is primarily due to the termination of the shoe department leases in three closed stores and in an additional 30 Pacific Northwest and Alaska locations effective August 2001. Company operated shoe departments were simultaneously reopened in 15 of those stores and, pursuant to SAB No. 101, sales generated in those departments after the termination of the lease are included in net sales as opposed to net leased department revenues for financial reporting purposes.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the second quarter of fiscal 2002 consisted primarily of sales in the fine jewelry departments and the beauty salons. In the second quarter of fiscal 2001, leased department sales also included sales generated by the shoe departments in 33 Pacific Northwest and Alaska locations. Such leased department sales decreased by approximately $1.6 million, or 23.7%, to $5.3 million in the second quarter of fiscal 2002 as compared to $6.9 million in the second quarter of fiscal 2001.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $3.4 million to $101.1 million in the second quarter of fiscal 2002 as compared to $104.5 million in the second quarter of fiscal 2001, a decrease of 3.3%. The dollar decrease is consistent with the decrease in sales volume. The Company's gross margin percentage increased to 35.2% in the second quarter of fiscal 2002 as compared to 34.2% in the second quarter of fiscal 2001. The gross margin percentage for the second quarter of fiscal 2002 reflects the favorable impact of lower inventory levels and significantly less clearance merchandise than the prior year. The gross margin percentage for the second quarter of fiscal 2001 was negatively affected by higher markdowns as a percentage of sales resulting from the clearance of excess seasonal inventory levels resulting from lower than expected sales in certain of the recently opened stores and to inventory liquidations at the six stores which were closed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $1.0 million to $53.3 million in the second quarter of fiscal 2002 as compared to $54.3 million in the second quarter of fiscal 2001, an decrease of 1.9%. As a percent of net sales, selling, general and administrative expenses remained unchanged for the second quarters of fiscal 2002 and fiscal 2001. The dollar decrease is primarily due to cost reduction efforts initiated throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced advertising expenditures resulting from an increased reliance on more effective targeted advertising efforts, and systems and operational efficiencies implemented at the Company's distribution center, which has substantially reduced many distribution related costs, including payroll. The Company has also significantly reduced costs in its Pacific Northwest and Alaska store locations, which were being operated with a higher payroll and advertising expense structure than the Company's existing stores. Cost reductions achieved in the previously described areas were partially offset by increases in workers' compensation and general liability insurance costs as well as increased professional and accounting fees.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of goodwill and favorable lease rights, increased by approximately $100,000 to $3.5 million in the second quarter of fiscal 2002 as compared to $3.4 million in the second quarter of fiscal 2001, an increase of 3.8%. As a percent of net sales, depreciation and amortization expense increased to 2.3% in the second quarter of fiscal 2002 as compared to 2.2% in the second quarter of fiscal 2001. Effective as of the beginning of fiscal 2002, the Company implemented SFAS No. 142 and discontinued the amortization of previously recorded goodwill. Excluding the amortization of goodwill in the second quarter of fiscal 2001, which totaled $142,000, depreciation and amortization expense increased by $273,000, or 8.3%, in the second quarter of fiscal 2002 as compared to the same period of the prior year. On this basis, as a percentage of net sales depreciation and amortization expense was 2.3% in the second quarter of fiscal 2002 as compared to 2.1% of net sales in the second quarter of fiscal 2001. These increases are primarily due to capital expenditures for the renovation of existing stores and the distribution center, and information systems enhancements.

Store Closures

In July 2002, the Company sold two store leases and certain fixtures and equipment to The Bon, Inc., a division of Federated Department Stores, Inc. for $1.1 million. The Company recognized a gain of $326,000 from the sales.

Store closure costs, totaling $686,000 in the second quarter of fiscal 2001, consist of estimated costs incurred in connection with the closure of six stores in June and July 2001, and with the termination of the lease of the third-party distribution center facility located in Kent, Washington. Such costs consist primarily of estimated lease termination costs, asset impairment charges and other incremental costs associated with the closure of the stores, net of estimated cost recoveries that may be achieved through subletting of the properties or through favorable lease terminations.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $800,000 to $4.5 million in the second quarter of fiscal 2002 as compared to $3.7 million in the second quarter of fiscal 2001, an increase of 22.0%. As a percent of net sales, interest expense increased to 2.9% in the second quarter of fiscal 2002 as compared to 2.3% in the second quarter of fiscal 2001. These increases are primarily due to amortization of higher deferred financing costs relating to new long-term financings and a one-time amendment fee related to the Company's revolving credit facility. These increases were partially offset by lower average outstanding borrowings on the Company's working capital facility, as well as a decrease in the weighted average interest rate applicable to the facility (5.5% in the second quarter of fiscal 2002 as compared to 6.3% in the second quarter of fiscal 2001).

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, decreased by $278,000 in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001. The decrease is primarily due to a $250,000 charge relating to the Company's accounting for its investment in the partnership that owns the Company's corporate headquarters building.. The charge resulted from the partnership's implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," relating to interest rate swaps on the mortgage loan on the headquarters building.

Income Taxes

The Company's interim effective tax benefit rates of (38.5%) in the second quarter of fiscal 2002 and (37.5%) in the second quarter of fiscal 2001 relate to the net losses incurred in those periods and represents the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately ($2.1 million) in the second quarter of fiscal 2002 as compared to net loss of ($2.8 million) in the second quarter of 2001. On a per share basis (basic and diluted), the net loss was $(0.17) per share in the second quarter of 2002 as compared to $(0.22) per share in the second quarter of 2001.

First Half of Fiscal 2002 Compared to First Half of Fiscal 2001

Net Sales

Net sales decreased by approximately $10.5 million to $305.4 million in the first half of fiscal 2002 as compared to $315.9 million in the first half of fiscal 2001, a decrease of 3.3%. This decrease is primarily due to the closure of 6 stores in fiscal 2001 and two additional stores that were closed in July 2002. Comparable store sales decreased by 1.0% in the first half of fiscal 2002 as compared to the same period of the prior year. The decrease is primarily due to certain of the Company's stores in the Pacific Northwest having continued to underperform sales generated by the Company's more mature store locations, as well as a continuing soft economic environment.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio decreased by $295,000, or 6.3%, in the first half of fiscal 2002 as compared to the first half of fiscal 2001. As a percent of net sales, net credit revenues were 1.4% of net sales in the first half of fiscal 2002 as compared to 1.5% in the first half of fiscal 2001. Net credit revenues consist of the following:

                                                                    First Half
                                                                --------------------
(In thousands of dollars)                                         2002       2001
--------------------------------------------------------------  ---------  ---------
Service charge revenues....................................... $   8,862  $   8,886
Interest expense on securitized receivables  .................    (2,441)    (2,495)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale ...........    (2,258)    (1,961)
Gain on sale of receivables...................................       198        226
                                                                ---------  ---------
                                                               $   4,361  $   4,656
                                                                =========  =========

Service charge revenues decreased by $24,000 in the first half of fiscal 2002 as compared to the first half of fiscal 2001. This decrease is primarily due to a lower average accounts receivable balance combined with a greater paydown rate.

Interest expense on securitized receivables decreased by $54,000, or 2.2%, in the first half of fiscal 2002 as compared to the first half of fiscal 2001. This decrease was primarily due to a lower weighted-average interest rate paid to holders of securities issued under the securitization program during the period (7.1% in the first half of fiscal 2002 as compared to 7.4% in the first half of fiscal 2001). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $297,000, or 15.1%, in the first half of fiscal 2002 as compared to the first half of fiscal 2001, reflecting higher bankruptcies and higher unemployment rates caused by the economic downturn in certain of the Company's market areas. The gain on the sale of receivables decreased by $28,000, or 12.4%, in the first half of fiscal 2002 as compared to the first half of fiscal 2001 as a result of a decrease in the volume of receivables sold as compared to the same period of the prior year.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by approximately $500,000, or 22.6%, to $1.5 million in the first half of fiscal 2002 as compared to $2.0 million in the first half of fiscal 2001. This decrease is primarily due to the termination of the shoe department leases in the six closed stores and in an additional 30 Pacific Northwest and Alaska locations effective August 2001. Company operated shoe departments were simultaneously reopened in 15 of those stores and, pursuant to SAB No. 101, sales generated in those departments after the termination of the lease are included in total sales as opposed to net leased department revenues for financial reporting purposes.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first half of fiscal 2002 consisted primarily of sales in fine jewelry departments and the beauty salons. In the first half of fiscal 2001, leased department sales also included sales generated by the shoe departments in 36 Pacific Northwest and Alaska locations. Such leased department sales decreased by approximately $3.4 million, or 24.6%, to $10.6 million in the first half of fiscal 2002 as compared to $14.0 million in the second half of fiscal 2001.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $10.8 million to $199.6 million in the first half of fiscal 2002 as compared to $210.4 million in the first half of fiscal 2001, a decrease of 5.1%. The Company's gross margin percentage increased to 34.7% in the first half of fiscal 2002 as compared to 33.4% in the first half of fiscal 2001, primarily due to the favorable impact of lower inventory levels and significantly less clearance merchandise than the prior year. The gross margin percentage for the first half of fiscal 2001 was negatively affected by higher markdowns as a percentage of sales resulting from the clearance of excess seasonal inventory levels resulting from lower than expected sales in certain of the recently opened stores and to inventory liquidations at the six stores which were closed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $4.4 million to $105.2 million in the first half of fiscal 2002 as compared to $109.6 million in the first half of fiscal 2001, a decrease of 4.0%. As a percent of net sales, selling, general and administrative expenses decreased to 34.4% in the first half of fiscal 2002 as compared to 34.7% in the first half of fiscal 2001. The dollar decrease is primarily due to cost reduction efforts initiated throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced advertising expenditures resulting from an increased reliance on more effective targeted advertising efforts, and systems and operational efficiencies implemented at the Company's distribution center, which has substantially reduced many distribution related costs, including payroll. The Company has also continued efforts to reduce costs in its Pacific Northwest and Alaska store locations, which were being operated with a higher payroll and advertising expense structure than the Company's existing stores. Cost reductions achieved in the previously described areas were partially offset by increases in workers' compensation and general liability insurance costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of goodwill, increased by approximately $100,000 to $6.9 million in the first half of fiscal 2002 as compared to $6.8 million in the first half of fiscal 2001, an increase of 2.0%. As a percent of net sales, depreciation and amortization expense increased to 2.3% in the first half of fiscal 2002 as compared to 2.1% in the first half of fiscal 2001. Effective as of the beginning of fiscal 2002, the Company implemented SFAS No. 142 and discontinued the amortization of previously recorded goodwill. Excluding the amortization of goodwill in the first half of fiscal 2001, which totaled $284,000, depreciation and amortization expense increased by $419,000, or 6.5%, in the first half of fiscal 2002 as compared to the same period of the prior year, and as a percentage of net sales, depreciation and amortization expense was 2.3% in the first half of fiscal 2002 as compared to 2.1% of net sales in the first half of fiscal 2001. These increases are primarily due to capital expenditures for the renovation of existing stores and the distribution center, and information systems enhancements.

Store Closure Costs

In July 2002, the Company sold two store leases and certain fixtures and equipment to The Bon, Inc., a division of Federated Department Stores, Inc. for $1.1 million. The Company recognized a gain of $326,000 from the sale.

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

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $600,000 to $8.2 million in the first half of fiscal 2002 as compared to $7.6 million in the first half of fiscal 2001, an increase of 7.5%. As a percent of net sales, interest expense increased to 2.7% in the first half of fiscal 2002 as compared to 2.4% in the first half of fiscal 2001. These increases are primarily due to amortization of higher deferred financing costs relating to new long-term financings and a one-time amendment fee related to the Company's revolving credit facility. These increases were partially offset by lower average outstanding borrowings on the Company's working capital facility, as well as a decrease in the weighted-average interest rate applicable to the facility (5.7% in the first half of fiscal 2002 as compared to 6.9% in the first half of fiscal 2001).

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, decreased by $252,000 in the first half of fiscal 2002 as compared to the first half of fiscal 2001. The decrease is primarily due to a $250,000 charge relating to the Company's accounting for its investment in the partnership that owns the Company's corporate headquarters building. The charge resulted from the partnership's implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", relating to interest rate swaps on the mortgage loan on the headquarters building. .

Income Taxes

The Company's interim effective tax benefit rates of (38.5%) in the first half of fiscal 2002 and (37.5%) in the first half of fiscal 2001 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company's net loss was ($4.8 million) in the first half of fiscal 2002 as compared to ($7.4 million) in the first half of fiscal 2001. On a per share basis (basic and diluted), the net loss was ($0.38) per share in the first half of fiscal 2002 as compared to ($0.58) per share in the first half of fiscal 2001.

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

Efforts to improve the Company's liquidity position have been focused primarily on the following areas: (i) refinancing the Company's senior revolving credit facility, which was successfully completed on February 1, 2002; (ii) ensuring the continuation of credit enhancement provided to the GE facility by extending the Harris letter of credit through January 31, 2003; (iii) refinancing certain pre-existing debt obligations and completing other new financing transactions; (iv) extending the current commitment period for the 2000-1 Series Certificates; and (v) restoring trade and factor credit to normal levels. As described more fully below, the Company has successfully completed all of these financing transactions. However, as discussed below, the Company has continued to experience a reduced level of unsecured credit offered by certain of its factors and vendors, which has caused the Company's liquidity position to remain below desired levels. Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future to improve its liquidity position is limited. If the estimates or assumptions relative to any one of the Company's sources of liquidity, including the level of unsecured credit granted by its factors and vendors, are not realized, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

Sources of Liquidity

Senior Secured Credit Facility

The Company's primary source of working capital financing is the three-year $165.0 million credit facility with a group of lenders agented by General Electric Capital Corporation. which is described in Note 7 to the accompanying financial statements. Borrowings under the arrangement are limited to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $7.0 million of excess availability at all times, and other reserves that are in effect. Outstanding borrowings under the facility totaled $96.7 million as of August 3, 2002, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $13.2 million as of August 3, 2002. Outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates, totaling $75.0 million as of both August 3, 2002 and February 2, 2002, and $80.0 million as of August 4, 2001 under a previous credit facility, are classified as long-term in the accompanying financial statements. Management believes the Company was in compliance with all restrictive financial covenants applicable to the GE facility as of August 3, 2002.

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

Under the original terms of the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to GE Capital in the amount of $7.0 million for the purpose of collateralizing standby letters of credit that were subsequently issued under the GE facility to key factors. The Harris letter of credit was originally scheduled to expire on June 30, 2002. On May 29, 2002, the Credit Facilitation Agreement was amended to extend the expiration date of the Harris letter of credit from June 30, 2002 to September 30, 2002, and on August 29, 2002, the Credit Facilitation Agreement was further amended to extend the expiration date from September 30, 2002 to January 31, 2003. The Harris letter of credit is collateralized by personal guarantees of the Company's Chairman of the Board and certain of his family members, as described below.

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

Receivables Securitization Program

The Company conveys all of its accounts receivable arising under its private-label credit cards on an ongoing basis under a receivables securitization facility. The securitization facility provides the Company with an additional source of working capital and long-term financing that has historically been more cost-effective than traditional debt financing. Under the securitization program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, are first used to pay certain costs of the program, which include the payment of principal (when required) and interest to the investors and to GCRC, and monthly servicing fees to the Company. Excess cash flows, if any, generated from the portfolio are then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company. As described more fully in Note 3 to the accompanying condensed consolidated financial statements, the Company accounts for the securitization of receivables as sales for financial reporting purposes under SFAS No. 140, and as such, the transferred receivables are removed from the Company's balance sheet at the time of the transfer. Securities are issued under the program by GCC Trust, which is not consolidated in the Company's financial statements. The Company retains an interest in certain of the securities issued by GCC Trust, and also retains an interest in receivables that are ineligible for transfer to GCC Trust. These retained interests are pledged as collateral under the GE facility.

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

On November 16, 2000, GCC Trust issued a $24.0 million Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series Certificates"). Upon the expiration of the commitment period for the original 2000-1 Series Certificate, GCC Trust issued two new 2000-1 Series Certificates on November 15, 2001 in an aggregate principal amount of up to $20.0 million. The Company borrows against the 2000-1 Series Certificates on a revolving basis, similar to a revolving line of credit arrangement, and such borrowings bear interest at variable rates equal to the one-month LIBOR rate plus 2.75%, with a minimum rate of 5.0% (5.0% as of August 3, 2002). Borrowings against the Series 2000-1 Certificates are limited to a specified percentage of the outstanding balance of receivables underlying the certificates, and therefore vary depending on seasonal fluctuations in the underlying receivables. As of August 3, 2002, $13.0 million was issued and outstanding against the Series 2000-1 Certificates. On May 30, 2002, the commitment period for the 2000-1 Series Certificates was extended through July 31, 2003 from their previously scheduled expiration date of October 31, 2002. The outstanding principal balances of those certificates as of July 31, 2003 are to be repaid in twelve equal monthly installments commencing September 2003 and continuing through August 2004.

The securitization program contains restrictions and requirements, including the requirement that certain receivable portfolio performance standards continue to be met. The program also contains credit rating downgrade default provisions, which requires securities issued under the program to be rated BBB or higher by a rating agency. Securities issued under the program are currently rated A+ by the rating agency. The inability to maintain compliance with such restrictions and standards or a downgrade in the credit rating, if not waived, could result in the acceleration of principal for the securities currently issued under the program, and any such acceleration, if not refinanced on a timely basis, would significantly reduce excess cash flows generated under the program that ultimately serve as an important source of working capital for the Company. Any significant decrease in the level of excess funds generated under the program could have a material adverse affect on the Company's liquidity position. In addition, any default under the securitization program, if not waived, would result in defaults under a majority of the Company's other debt obligations, including the GE facility. Management believes that the Company was in compliance with all applicable program requirements as of August 3, 2002 and through the date of this report.

Other Financings

The Company has continued efforts to obtain financing from external resources as a means of improving its liquidity position. As described more fully in the Company's 2001 Annual Report on Form 10-K, the Company entered into a $15.0 million three-year term loan with Kimco Capital Corp. on March 22, 2002. Proceeds from the Kimco financing were used to repay previously existing mortgage loans on two store properties and one term loan and to pay certain fees and costs associated with the transaction. The remaining $4.1 million was used to reduce outstanding borrowings under the GE facility. On February 19, 2002, the Company also completed a $1.0 million, seven-year term loan financing of its corporate aircraft. The finalization of these two transactions resulted in net cash proceeds totaling approximately $5.1 million. The proceeds from these transactions were used to reduce outstanding borrowings under the GE facility.

On May 24, 2002, the Company also completed the financing of its ownership interest in the partnership that owns the Company's corporate headquarters building. Proceeds from this transaction, totaling $3.7 million, were used to reduce outstanding borrowings under the GE facility. The related note payable bears interest at a variable rate of prime plus 1.5%, which is payable monthly. The $3.7 million principal portion of the note payable is due in full upon maturity on May 24, 2005.

Store Closures

In fiscal 2001, the Company closed six of the original 34 stores acquired from Lamonts that were considered to be either underperforming or inconsistent with the long-term strategy of the Company, with three of those store leases sold or terminated by the respective landlord. The Company also terminated the lease of the outsourced distribution center facility operated during the period of July 2000 thru June 2001.

On July 26, 2002, the Company sold its leasehold interests in two of its smaller sized, under- performing stores, including a 44,000 square foot store located in Coeur d'Alene, Idaho and a 40,000 square foot store in the Tri-Cities area in Eastern Washington, and certain related store fixtures and equipment to The Bon, Inc., a division of Federated Department Stores, Inc. The Company recognized a net gain on the sale of $326,000 and no material costs were incurred in connection with the closure of the stores. As of the end of the second quarter of fiscal 2002, the Company continued to operate 26 of the original 34 stores acquired from Lamonts. However, eight of those stores have continued to perform below expectations.

In the event the Company is unable to improve the operating performance of the eight remaining underperforming locations, the sale, sublease, or closure of those locations may be considered in the future. In the past, the Company has successfully improved the operating results and cash flows of other underperforming locations through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. However, there can be no assurance that these strategies will improve the operating results and cash flows of those remaining underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations. As a result, the Company may incur significant store closure costs in the future.

As of August 3, 2002, the Company had a reserve for store closure costs totaling $222,000, which consisted primarily of estimated future lease obligations for two of the store locations that were closed in fiscal 2001. In the event the Company is not successful in selling or subleasing these locations as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2002, additional reserves for store closure costs, which may be material, may be incurred.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first half of fiscal 2002, totaling approximately $3.9 million, were primarily related to information system enhancements and the renovation and refixturing of certain existing locations. The Company presently has no commitments to open any new stores in fiscal 2002. As of August 3, 2002, the Company had issued a total of $11.4 million of standby letters of credit and documentary letters of credit totaling $4.4 million. As described in the preceding section titled "Trade Credit and Transactions with Affiliate," the standby letters of credit were issued to secure credit lines with key factors. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity, including cash generated by operations, together with liquidity provided by the GE facility, the securitization program and other financial resources, including without limitation the factors described below, will be adequate to meet the Company's planned cash requirements for the next twelve (12) months. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to, the availability of adequate borrowing capacity and the ability to maintain compliance with restrictive covenants contained in the Company's senior revolving credit facility, its receivables securitization program and its other debt obligations, adequate sales volumes and cash flows generated by operations and the adequacy of factor and trade credit. Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes is limited. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if those sources of liquidity are significantly reduced or eliminated, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. In the event the cumulative effect of store closures is determined to be material, such closed stores may be considered discontinued operations under SFAS No. 144 and prior period and prior year financial statements may be restated to reflect discontinued operations separately from continuing operations. The Company adopted SFAS No. 144 effective the beginning of fiscal 2002 and its adoption did not have a significant effect on the Company's financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 will have a significant effect on the Company's financial position or its results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to improve the sales, profitability and cash flows of the stores acquired from Lamonts Apparel, Inc., or to sell, sublease or close those stores that continue to be underperforming; the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to workers' compensation and general liability insurance costs; as well as the effects of seasonality and weather conditions; changing consumer trends and preferences; competition; consumer credit; the Company's continued ability to securitize certain of its accounts receivable; the Company's dependence on its key personnel and general labor conditions; all of which are described in more detail under the caption "Risk Factors" in Item I. "Business" in Gottschalks' 2001 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended August 3, 2002.

The Company's senior revolving credit agreement with GE Capital prohibits the Company from paying dividends without prior written consent from the lenders.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2002, the Company held its 2002 Annual Meeting of Stockholders at which the following matters were submitted to a vote of the Company's stockholders:

  The stockholders voted for eleven nominees for director, each for one-year terms. Each of the ten nominees were elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR	VOTES FOR	VOTES WITHHELD
Joe Levy	10,994,589	718,766
James R. Famalette	11,517,250	196,105
Joseph J. Penbera	11,021,976	691,379
Sharon Levy	10,995,840	717,515
Max Gutmann	11,025,239	688,116
Frederick R. Ruiz	11,551,172	162,183
O. James Woodward III	11,248,778	164,577
Bret W. Levy	11,008,539	704,816
Isidoro Álvarez Álvarez	11,364,383	348,972
Jorge Pont Sánchez James L. Czech	11,512,107 11,532,251	201,248 181,104

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are hereby being filed pursuant to the requirements of Item 601 of Regulation S-K:
10.1 10.2

Promissory Note, Commercial Loan Agreement and Security Agreement dated May 24, 2002, by and between Gottschalks Inc. and United Security Bank.

Second Amendment to Credit Facilitation Agreement dated August 29, 2002 by and between Gottschalks Inc. and Harris (*)

* Incorporated by reference to Exhibit 7 to the Amended Schedule 13D filed by Harris, El Corte Ingles, S.A., Joseph Levy and Bret Levy on September 3, 2002.

(b) The Company filed the following Current Reports on Form 8-K during the thirteen week period ended August 3, 2002:
-

Current Report on Form 8-K dated May 6, 2002, describing pursuant to Item 5, Other Events, a Third Amendment to Credit Agreement entered into on April 30, 2002 by and among Gottschalks Inc., General Electric Corporation, The CIT Group/Business Credit, LaSalle Retail Finance and Foothill Capital Corporation.

-

Current Report on Form 8-K dated May 6, 2002, describing pursuant to Item 5, Other Events, a First Amendment to Credit Facilitation Agreement entered into on May 29, 2002 by and between Gottschalks Inc and Harris.

-

Current Report on Form 8-K dated July 26, 2002, describing pursuant to Item 5, Other Events, the resignation of Mr. Bret Levy from his positions as an officer of Gottschalks Inc. and member of the Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.
(Registrant)
September 17, 2002	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
September 17, 2002	By:	/s/ Michael S. Geele
Michael S. Geele
(Senior Vice President and Chief Financial Officer)

CERTIFICATIONS

I, James R. Famalette, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gottschalks Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 17, 2002	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)

I, Michael S. Geele, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gottschalks Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 17, 2002	By:	/s/ Michael S. Geele
Michael S. Geele
(Senior Vice President and Chief Financial Officer)