Form 10-K
period 2003-02-01
GOTTSCHALKS INC
filed 2003-05-02
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 3, 2002: Common Stock, $.01 par value: $21,491,095.

      On March 31, 2003 the Registrant had outstanding 12,801,669 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 26, 2003, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

Gottschalks Inc.

2002 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Item 1. BUSINESS

GENERAL

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of February 1, 2003, the Company operated 69 full-line "Gottschalks" department stores located in six Western states, with 39 stores located in California, 17 in Washington, six in Alaska, three in Oregon and two in both Nevada and Idaho. The Company also operates 12 "Village East" and "Gottschalks" specialty stores which carry a limited selection of merchandise.

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

The Company has operated continuously for 99 years since it was founded by Emil Gottschalk in 1904. At the time the Company initially offered its stock to the public in 1986, the Company operated 10 department stores. Since then, a total of 69 department stores have been added, with 42 of those stores being added through acquisitions in fiscal 1998 and 2000. Ten of the stores acquired in fiscal 2000 were subsequently closed in fiscal 2001 and 2002. The Company has announced its intentions to close four additional stores in fiscal 2003. The Company is incorporated in the state of Delaware.

Gottschalks Inc. has one wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), which was formed in 1994 in connection with a receivables securitization program. As more fully described in Note 2 to the Consolidated Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household Bank (SB), N.A. ("Household"). (See Note 2 to the Consolidated Financial Statements.)

ACQUISITIONS

The Company has completed two significant acquisitions in its operating history, including the acquisition of eight stores from The Harris Company ("Harris") in fiscal 1998, and an additional 34 store locations from Lamont's Apparel, Inc. ("Lamonts") in fiscal 2000.

The Lamonts Acquisition

The Company completed the largest acquisition in its operating history on July 24, 2000, significantly expanding its presence throughout the Pacific Northwest and Alaska. Under the transaction (hereinafter the "Lamonts acquisition"), the Company acquired 37 department store leases, related store fixtures and equipment and one store building from Lamonts, a bankrupt specialty apparel store chain, for a cash purchase price of $20.1 million. Concurrent with the closing of the transaction, the Company sold one of the store leases for $2.5 million, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17.6 million for 34 store leases, related store fixtures and equipment and one store building. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores acquired were located in five Western states, with 19 stores in Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. The Company converted the acquired stores to the Gottschalks banner and re-opened the stores in late August and early September 2000. In fiscal 2001, the Company closed six of the acquired stores that were determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. In fiscal 2002, the Company announced the closure of another eight of the acquired stores. Four of these stores were closed in fiscal 2002 and the remaining four stores will be closed in fiscal 2003. After the closures are completed, the Company will continue to operate 20 of the original 34 stores acquired from Lamonts. Certain of the Company's remaining stores have continued to perform below expectations. In the event the Company is unable to improve the performance of such underperforming stores, the Company may consider the sale, sublease or closure of these stores in the future. (See "Risk Factors - The Company Continues To Face Integration Challenges With The Lamonts Acquisition.")

The Harris Acquisition

On August 20, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Harris, a wholly-owned subsidiary of El Corte Ingles ("ECI") of Spain. Harris operated nine full-line department stores located in the Southern California area. As planned, the Company closed one of the acquired stores on January 31, 1999. The purchase price for the assets consisted of 2,095,900 shares of common stock of the Company and a $22.2 million 8% Extendable Subordinated Note, due August 2003 (subsequently extended to August 2006) (the "Subordinated Note"). As a result of the acquisition, Harris became a significant stockholder of the Company, and both Harris and ECI became affiliates of the Company. The Company also leases three of its store locations from ECI. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources - Transactions with Affiliate.")

OPERATING STRATEGY

Merchandising Strategy

The Company's merchandising strategy is directed at offering and promoting moderate to upper-moderately priced brand-name merchandise recognized by its customers for style and value. Brand-name merchandise is complemented with offerings of private-label and other higher and budget-priced merchandise. Brand-name apparel, shoes, cosmetics and accessories lines carried by the Company include Estee Lauder, Lancome, Clinique, Chanel, Dooney & Bourke, Nine West, Liz Claiborne, Calvin Klein, Ralph Lauren (Polo and Chaps), Guess?, Nautica, Karen Kane, Tommy Hilfiger, Esprit, Evan Picone, Haggar, Koret and Levi Strauss. Brand-name merchandise carried for the home includes Lenox, Krups, Calphalon, Royal Velvet, Waterford, Mikasa and Samsonite.

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

The Company purchases merchandise from numerous suppliers. In no instance did purchases from any single vendor amount to more than 5% of the Company's net purchases in fiscal 2002. The Company's merchandising activities are conducted centrally from its corporate offices in Fresno, California.

The Company's merchandise mix as a percentage of total sales (including leased department sales) is reflected in the following table:

                                         Fiscal Years
                        -------------------------------------------
                         2002     2001     2000     1999     1998
                        -------  -------  -------  -------  -------
Women's Apparel........   29.0%   29.3%   28.0%   26.6%   27.0%
Cosmetics, Shoes
  & Accessories(1).....   23.6     22.5     22.5     22.2     19.0
Home...................   20.4     20.1     20.8     22.1     22.2
Men's Apparel..........   13.0     13.8     14.0     13.7     14.0
Junior's and
 Children's Apparel....   10.5     10.5     10.7     10.3     10.1
 Leased Departments(1).    3.5      3.8      4.0      5.1      7.7
                        -------  -------  -------  -------  -------
  Total Sales..........  100.0%  100.0%  100.0%  100.0%  100.0%
                        =======  =======  =======  =======  =======

_____________________

(1) The increase in Cosmetics, Shoes and Accessories department sales as a percentage of total sales, and the corresponding decrease in Leased Department sales as a percentage of total sales since fiscal 1998 relates to the conversion of the shoe departments in the Company's stores from leased departments to owned departments. Prior to August 1998, the Company's shoe departments were operated by an independent lessor. Since that time, the Company has converted the shoe departments in groups of stores from leased departments to owned departments, with the conversion fully complete in August 2001. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Store Locations

The Company's stores are located primarily in diverse, growing, non-major metropolitan or suburban areas in the western United States where management believes there is strong demand and fewer competitors offering similar better to moderate brand-name merchandise and a high level of customer service. The Company has historically avoided expansion into the center of major metropolitan areas that are well served by the Company's larger competitors and has instead sought to open new stores in nearby suburban or secondary market areas.

The Company's department stores are generally anchor tenants of regional shopping malls or strategically located strip centers. Other anchor tenants in the malls or strip centers generally complement the Company's goods with a mixture of competing and non-competing merchandise and serve to increase customer foot traffic. With new regional shopping mall construction on the decline, one of the Company's strategies is to open stores in smaller and more diverse locations that may not be desired by its larger competitors that adopt a more standardized approach to expansion.

The Company currently has no new store openings planned for fiscal 2003. Any future new store openings will focus on sites that will serve to "fill in" geographical areas between existing stores. Management believes this strategy will improve the Company's ability to leverage advertising, transportation and other operating costs more effectively. In addition to opening individual store locations, the Company may also pursue additional selective strategic acquisitions.

The Company has continued to invest in the renovation and refixturing of its existing store locations in an attempt to maintain and improve market share in those market areas. In fiscal 2002, the Company reduced its expenditures for renovation and refixturing primarily because of liquidity concerns. The Company expects fiscal 2003 expenditures will be at a similarly reduced level. The Company plans to increase such capital expenditures to historical levels beginning in fiscal 2004.

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

The following tables present selected data related to the Company's stores for the fiscal years indicated:

                                             Fiscal Years
                           -------------------------------- -----------------
                            2002       2001       2000       1999      1998
                           -------    -------    -------    -------   -------
Stores open at year-end:
--------------------------
Department stores.........     69  (1)    73 (1)     79 (2)     42        40
Specialty stores (3)......     12         13         17         20        22
                           -------    -------    -------    -------   -------
    Total                      81         86         96         62        62
                           =======    =======    =======    =======   =======

Gross store square
footage (in thousands):
--------------------------
Department stores.........  5,665      5,876      6,139      4,377     4,301
Specialty stores..........     54         54         63         77        83
                           -------    -------    -------    -------   -------
    Total                   5,719      5,930      6,202      4,454     4,384
                           =======    =======    =======    =======   =======

_____________________

(1) The Company closed 4 stores in fiscal 2002 and 6 stores in fiscal 2001, all of which were acquired in the Lamonts acquisition in July 2000.

(2) The Company opened 37 new department stores in fiscal 2000, including the 34 store locations acquired from Lamonts on July 24, 2000, and three additional new stores opened during the third and fourth quarter of the year.

(3) The Company has continued to close certain free-standing Village East stores as their leases expire and incorporate those stores as separate departments into nearby Gottschalks department stores.

Following is a summary of the Company's department store locations, by store size:

                                                  # of
                                                 stores
                                                  open
                                                 -------
  Larger than 200,000 gross square feet.....          3
  150,000 - 199,999 gross square feet.......          6
  100,000 - 149,999 gross square feet.......          9
   40,000 -  99,999 gross square feet.......         42
   20,000 -  39,999 gross square feet.......          9
                                                 -------
        Total...............................         69
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

The Company offers selected merchandise, a Bridal & Gift Registry service, and other general corporate information on the World Wide Web at http://www.gottschalks.com, and sells merchandise through its mail order department. The information on the Company's website is not part of this annual report.

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

Distribution of Merchandise

The Company operates a 420,000 square foot distribution center located in Madera, California. The facility, constructed in 1989, is located in close proximity to the Company's corporate headquarters in Fresno, California. The facility serves all of the Company's store locations, with daily distributions of merchandise to all stores, including its stores located in states outside California. During the period of July 2000 through June 2001, the Company distributed merchandise to its locations in Washington, Alaska, Idaho and two of the stores located in Oregon through an outsourced facility located in Kent, Washington. The Company ceased using the outsourced facility in June 2001, consolidating all of its distribution functions to the facility in Madera.

The Company has continued to improve its logistical systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. The Company's logistical systems enable the Company to "cross dock" the majority of its merchandise, thereby processing merchandise through the distribution center in several minutes as compared to several days in the past. The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance. Such fees are intended to offset higher costs associated with the processing of and payment for such merchandise.

Private-Label Credit Card

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement, the Company sold its proprietary credit card accounts and accounts receivable to Household. The $102.8 million proceeds consisted of $100.3 million for the sale of the accounts and receivables and $2.5 million in prepaid program revenues. Proceeds from the sale were used to pay in full $73.2 million principal and interest due to certificateholders under the Company's accounts receivable securitization program plus $3.4 million in prepayment penalties. The remaining proceeds of $26.2 million were applied as a reduction of outstanding borrowings under the Company's revolving credit facility.

In connection with the sale, the Company entered into two additional agreements, an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company will continue to service the credit card receivables until such time that Household assumes the servicing (the "Conversion Date"). The planned Conversion Date is May 14, 2003, but such date may be extended to June 1, 2003 upon notice from Household to the Company. Household is compensating the Company for providing the interim servicing. The Company believes this compensation will at least be equal to the costs of providing such services during the interim period.

The CCA sets forth the terms and conditions under which Household will issue Gottschalks private-label credit cards and pay the Company for sales made on the cards. The CCA has a term of five (5) years and is cancellable by either party under certain circumstances. The CCA further provides for the Company to be paid a percentage of Net Cardholder Charges and a percentage of other Revenue (such terms as defined in the CCA). The Company believes the amounts received under the CCA will equal or exceed the net revenues from its former in-house credit card operations, net of operating expenses and interest expense.

Credit Card Program

Management believes the private-label credit card enhances the Company's ability to generate and retain market share as well as increase sales. Private-label credit card sales as a percentage of total sales were 43.2%, 40.9% and 41.4% in fiscal 2002, 2001 and 2000, respectively.

The Company has a variety of credit-related programs which management believes have improved customer service and increased credit-sales. Such programs include:

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
  Various credit-card related promotional events throughout the year.

The Company expects to maintain these programs or possibly replace them with improved programs after Household assumes the servicing.

As of March 31, 2003 there were approximately 791,000 active Gottschalks credit card holders, as compared to 754,000 active credit card holders as of March 31, 2002. Management believes holders of the Company's credit card typically buy more merchandise from the Company than other customers.

Household Credit Card Servicing

Management believes the Company will realize substantial benefits from Household servicing Gottschalks credit card accounts, including the following:

  Increased rate of approval of credit applications. The Company has historically approved approximately 66% of applications. It is expected that Household will approve 75-80% of applications at no increased risk to Gottschalks.
  The Company expects Household will raise credit limits for existing customers and issue higher limits for new customers.
  Partnering with Household to implement new, innovative marketing programs.
  More experienced and more professional credit customer service personnel.

Management believes these benefits will translate into increased sales and improved customer service.

Competition and Seasonality

See Part I, Item I, "Risk Factors - We Face Significant Competition from Other Retailers" and "Risk Factors - Our Business is Susceptible to Economic Conditions and Other Factors that Affect our Markets, Some of Which are Beyond our Control".

Employees

As of February 1, 2003, the Company had approximately 6,400 employees, including 3,850 employees working part-time (less than 28 hours per week on a regular basis). As of February 2, 2002, the Company had 7,200 employees (including 4,300 working part-time). The decrease in the number of employees from the prior year is partially attributable to the store closures in fiscal 2002. The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately 165 employees in six former Lamonts locations in King County, Washington are covered by a collective bargaining agreement with the United Food and Commercial Worker's Union (UFCW). After the acquisition of Lamonts' assets, which included the leases of those six stores, the Company engaged in good faith bargaining and as a result, ratified an agreement with the union with a 2-½ year term on April 7, 2001. The agreement expires on September 30, 2003. Management does not believe that the agreement will have a material affect on the Company's business, financial condition or results of operations. Management considers its employee relations to be good.

Available Information

Gottschalks' internet address is http://www.gottschalks.com. Beginning on September 5, 2001, we have made available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and 16K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

  the ability of the Company to sell or sublease two stores closed in fiscal 2001;

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

  lease extensions and suitable alternative store locations; and

  the future cost and utilization of consumer credit programs under the CCA.

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

RISK FACTORS

The Company's business is subject to certain risks, and those risks should be considered while evaluating its business and financial results. Any of the risks discussed below could materially and adversely affect the Company's operating results and financial condition, as well as the projections and beliefs about its future performance. Accordingly, the Company's results could differ materially from those projected in its forward-looking statements. In addition, the preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ materially from the Company's estimates and assumptions. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies".)

The Company's Sources of Liquidity Are Limited

The Company's working capital requirements are currently met through a combination of cash generated by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit, and by proceeds from external financings and sale transactions. In the event these sources of liquidity are not adequate, the Company may be required to pursue one or more alternative strategies to improve its liquidity position, which could include the sale of additional stores or the issuance of additional equity or equity-linked securities. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, the Company's business, financial condition and results of operations may be materially adversely affected.

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

The Company Is Highly Dependent On Its Senior Revolving Credit Facility For Working Capital Purposes

The Company is highly dependent on its ability to borrow against its senior revolving credit facility for working capital purposes. The Company's senior revolving credit facility (the "GE facility"), for which General Electric Capital Corporation ("GE Capital") acts as administrative agent, currently provides for borrowings of up to $165.0 million through January 31, 2005. Such borrowings are subject to a restrictive borrowing base equal to a specified percentage of eligible merchandise inventory, less other reserves that are established by GE Capital. Several factors can influence the maximum amount the Company is able to borrow under this facility, including without limitation, the level of eligible inventory, the appraised value of eligible inventory and the level of reserves established against eligible inventory. Any significant reduction to the Company's borrowing capacity under the GE facility would have a material adverse affect on the Company's liquidity position. At the closing date, the sale of receivables to Household resulted in a $30 million reduction in credit facility borrowings and a corresponding increase in availability. The Company estimates the increase in availability over the course of the year will range from $22 million to $30 million compared to prior years and based upon previous accounts receivable balances.

The GE facility contains restrictive financial and operating covenants, including without limitation, the requirement to maintain a minimum twelve-month trailing EBITDA (as defined in the agreement) and the requirement to maintain a minimum accounts payable to inventory ratio. Certain of the Company's other debt agreements also contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants would cause a cross-default under the majority of the Company's other debt agreements. Any of these defaults, if not waived, could result in a majority of the Company's debt becoming immediately due and payable. If this were to occur, the Company may not be able to repay the debt or borrow sufficient funds to refinance it. Even if new financing were available, the Company may not be able to complete such refinancing quickly enough or at financially acceptable terms. (See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".)

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

The Company began to experience a significant reduction in the level of unsecured credit offered by many of its factors and vendors in late fiscal 2001. Following the finalization of the GE facility on February 1, 2002, the level of unsecured credit offered by vendors increased, but unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, remained restricted. Management negotiated the restoration of partially secured credit lines with certain key factors by issuing standby letters of credit. Certain of those letters of credit were collateralized by the Harris letter of credit, which is described below. The issuance of those letters of credit reduced the Company's borrowing availability under the GE facility. In order to offset the majority of this availability reduction, Harris, an affiliate of the Company, agreed to provide a short-term credit enhancement to the GE facility under the terms of a Credit Facilitation Agreement (the "CFA") entered into with the Company on February 22, 2002. During 2002, the CFA was amended three times to provide for extensions of the expiration date of the Harris letter of credit. Under the terms of the third amendment to the CFA, the Harris letter of credit was cancelled and the CFA was terminated as a result of the closing of the sale of receivables to Household.

Despite the increase in the amount of unsecured credit granted by the Company's vendors and factors since the finalization of the GE facility in February 2002, such amounts remained below historical levels throughout fiscal 2002. Nevertheless, the Company has been able to purchase an adequate level of merchandise to support its operations to date. In addition, upon the completion of the receivables sale to Household, the Company's largest factor significantly increased its unsecured credit line and substantially all of the Company's major unfactored suppliers increased their credit lines to historical levels. The Company has also reduced the amount of outstanding factor letters of credit and intends to negotiate further reductions and ultimately the elimination of all such letters of credit.

Nonetheless, there can be no assurance the Company will continue to receive an adequate level of key factor and vendor trade credit to support its operations. Any significant reductions of trade and factor support may impair the Company's ability to purchase an adequate level of merchandise to support its operations. The inability to purchase an adequate level of merchandise would have a material adverse affect on the Company's business, liquidity position and results of operations.

The Company Continues To Face Integration Challenges With The Lamonts Acquisition

As described more fully in the Company's Annual Reports on Form 10-K for the years ended February 2, 2002 and February 3, 2001, many of the stores acquired from Lamonts performed below expectations in fiscal 2001 and 2000. This lower than expected operating performance continued throughout fiscal 2002, contributing to the Company's reduced earnings and liquidity position.

Based on reviews of the long-term prospects of each of the acquired stores, management decided to close six of the acquired stores in fiscal 2001 and four in fiscal 2002. The Company also announced the closure of an additional four stores in fiscal 2003. After these additional store closings, the Company will continue to operate 20 of the original 34 acquired stores. However, certain of those stores continue to perform below expectations. In the event the Company is unable to improve the operating performance of those locations, management may consider the sale, sublease or closure of those locations in the future. In the past, the Company has successfully improved the operating results and cash flows of underperforming locations through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. There can be no assurance, however, that these strategies will improve the operating results and cash flows of those underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations. As a result, significant store closure costs may be incurred in the future.

During fiscal 2002, the Company performed an analysis of all of its underperforming store locations, which consisted primarily of former Lamonts locations. This analysis was performed by comparing projected net operating cash flows, including estimated proceeds from the sale of certain assets, to the carrying value of the stores' long-lived assets. As a result of this analysis, the Company recorded non-cash asset impairment charges of $10.9 million to write down property and equipment, leasehold interests and goodwill related to certain of the under-performing stores. After giving effect to such charges, as of February 1, 2003 the Company has $7.5 million of long-lived assets recorded with respect to such underperforming stores. If actual market conditions are less favorable than those projected, additional charges for the impairment of long-lived assets may be incurred in the future.

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
  differentiate and market the Company as a home-town, locally-oriented store (as opposed to its more nationally focused competitors); and
  continue to offer adequate quantities of better to moderately priced branded and private label merchandise at comparable profit margins.

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
  higher property and casualty insurance costs;
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

War and Acts of Terrorism. The involvement of the United States in the war in Iraq has had an adverse impact on the Company by, among other things, adversely affecting retail sales as a result of reduced consumer spending, and by causing substantial increases in fuel prices thereby increasing the costs of doing business. Any future war or significant act of terrorism on U.S. soil or elsewhere could have an adverse effect from the foregoing and by impeding the flow of imports or domestic products to the Company.

The Company May Face Higher Operating Costs

Approximately 48.6% of the Company's debt at February 1, 2003 has underlying variable interest rates, which may result in higher interest expense in the event interest rates are raised. (See Item 7A "Qualitative and Quantitative Disclosures about Market Risk.")

A substantial portion of the Company's stores are located in California and Washington. As a result, the Company is particularly sensitive to negative occurrences in those states. In mid-fiscal 2001, problems associated with the deregulation of the electric industry in California resulted in intermittent service interruptions and higher utility rates. The Company may face similar situations in the future. The Company's inability to adequately address these problems could have a material adverse affect on its financial position and results of operations. In addition, the Company is facing higher workers' compensation, health insurance and property and casualty insurance costs in the market areas in which it operates. There can be no assurance that the Company will be able to fully offset the negative impact of such higher costs.

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

  unemployment levels;
  minimum wage legislation;
  rising health care costs; and
  changing demographics in the local economies where stores are located.

Item 2. PROPERTIES

Corporate Office and Distribution Center

The Company's corporate headquarters is located in an office building in Fresno, California. The building was constructed in 1991 and is owned by a limited partnership in which the Company is the sole limited partner holding a 36% interest. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in 2011. The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. As described in Note 6 to the Consolidated Financial Statements, the Company has financed its interest in the partnership with a three-year promissory note maturing in May 2005. The Company believes that its current office space is adequate to meet its office space requirements for the foreseeable future.

The Company's distribution center, constructed in 1989, is a 420,000 square foot distribution facility located in Madera, California, which is in close proximity to the Company's corporate headquarters. The facility was originally designed to provide for the future growth of the Company and its processing capacity and physical size is readily expandable. The Company leases the distribution facility from an unrelated party under a 20-year lease expiring in the year 2009, with six consecutive five-year renewal options.

Store Leases and Locations

The Company owns seven of its 69 department stores, all of which are subject to mortgage loans, and leases the remaining 62 department stores and all of its 12 specialty stores, and remains obligated under the leases for 2 of the department stores closed in fiscal 2001. Most of the Company's department store leases expire in various years through 2021, and have renewal options for one or more periods ranging from five to 20 years. Leases for specialty store locations generally do not contain renewal options. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

Certain of the department and specialty store leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs, and, in certain cases, also provide for rent abatements and scheduled rent increases during the lease terms. The Company leases three of its department stores from ECI, an affiliate of the Company. Additional information pertaining to the Company's store leases is included in Note 8 to the Consolidated Financial Statements.

The following table contains additional information about the Company's stores open as of the end of fiscal 2002:

                              #        Gross
                             of       Square
          State            Stores   Footage(1)
------------------------- --------- -----------
Department Stores:
  California.............       39   4,048,636
  Washington.............       17     864,782
  Alaska.................        6     314,987
  Oregon.................        3     157,400
  Nevada.................        2     199,300
  Idaho..................        2      80,054

                          --------- -----------
     Total                      69   5,665,159
                          ========= ===========

Specialty Stores:
  California.............       11      50,570
  Nevada.................        1       3,211
                          --------- -----------
    Total                       12      53,781
                          ========= ===========

_______________________

(1) Reflects total store square footage, including office space, storage, service and other support space that is not dedicated to merchandise sales.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed for trading on both the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol "GOT" during the periods indicated:

                           2002            2001
                      --------------- ---------------
Fiscal Quarters        High     Low    High     Low
--------------------- ------- ------- ------- -------
   1st Quarter.......   3.85    2.24    6.20    4.62
   2nd Quarter.......   3.48    2.43    5.38    2.85
   3rd Quarter.......   2.70    1.17    3.38    2.25
   4th Quarter.......   2.13    1.47    3.12    2.26

On March 31, 2003, the Company had 786 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The closing price of the Company's common stock as reported by the NYSE on March 31, 2003 was $1.08 per share.

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

Item 6. SELECTED FINANCIAL DATA

The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 1, 2003, February 2, 2002, February 3, 2001, January 29, 2000 and January 30, 1999, are referred to herein as fiscal 2002, 2001, 2000, 1999 and 1998, respectively. All fiscal years noted include 52 weeks, except for fiscal 2000, which includes 53 weeks. Management believes the Company's results of operations for fiscal 2000 were not materially affected by results applicable to the 53rd week.

The selected financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.

                                                           Fiscal Years
                                    ------------- ------------------------------------------------------
                                      2002          2001          2000             1999          1998
                                    ---------     ---------     ---------        ---------     ---------
                                            (In thousands of dollars, except share data)
RESULTS OF OPERATIONS:
Net sales......................... $ 691,428     $ 710,702     $ 663,868     $    541,275     $ 478,538
Net credit revenues...............     8,225         8,420         9,150            8,709         6,988
Net leased department
  revenues (1)....................     3,557         4,093         3,948            4,209         5,944
                                    ---------     ---------     ---------        ---------     ---------
   Total revenues.................   703,210       723,215       676,966          554,193       491,470
                                    ---------     ---------     ---------        ---------     ---------
Costs and expenses:
  Cost of sales...................   457,095       470,281       433,724          354,010       313,431
  Selling, general and
   administrative expenses........   218,797       223,926       201,765          167,561       152,231
  Depreciation and
   amortization (2)...............    14,259        14,123        11,505            9,465         8,040
  Asset impairment charges (3)....    10,867            --            --            1,933            --
  Store closure costs (4).........     3,436           729
  Receivables sale costs (5)......     1,749            --            --               --            --
  New store pre-opening
   costs (6)......................        --            --         6,183              495           421
  Acquisition related
   expenses.......................        --            --            --               --           859
                                    ---------     ---------     ---------        ---------     ---------
   Total costs and expenses.......   706,203       709,059       653,177          533,464       474,982
                                    ---------     ---------     ---------        ---------     ---------
Operating income (loss)...........    (2,993)       14,156        23,789           20,729        16,488
                                    ---------     ---------     ---------        ---------     ---------
Other (income) expense:
 Interest expense.................    15,883        14,364        13,750           11,408         9,470
 Losses on early extinguishment
   of debt (7)....................     3,695           696            --               --            --
 Miscellaneous income.............    (1,808)       (1,595)       (1,414)          (1,555)       (2,011)
                                    ---------     ---------     ---------        ---------     ---------
                                      17,770        13,465        12,336            9,853         7,459
                                    ---------     ---------     ---------        ---------     ---------
Income (loss) before income taxes.   (20,763)          691        11,453           10,876         9,029

Income tax expense (benefit)......    (8,790)          266         4,374            4,240         3,747
                                    ---------     ---------     ---------        ---------     ---------
Net income (loss)................. $ (11,973)    $     425     $   7,079     $      6,636     $   5,282
                                   ==========    ==========    ==========    =============    ==========
Net income (loss) per common share
   (basic and diluted)............ $   (0.94)    $    0.03     $    0.56     $       0.53     $    0.46
                                    =========     =========     =========        =========     =========

Weighted-average number of
  common shares outstanding:
     Basic........................    12,747        12,681        12,614           12,577        11,418
     Diluted......................    12,747        12,691        12,632           12,616        11,449

                                                           Fiscal Years
                                    ------------- ------------------------------------------------------
                                      2002          2001          2000             1999          1998
                                    ---------     ---------     ---------        ---------     ---------
                                                      (In thousands of dollars)
SELECTED BALANCE SHEET DATA:
Retained interest in
  receivables sold................ $      --     $  19,222     $  19,853     $     29,138     $  37,399
Receivables, net..................    10,641        11,331         9,248            7,597        18,985
Merchandise inventories (8).......   164,615       161,041       185,226          130,028       123,118
Property and equipment, net.......   139,888       153,200       147,711          120,393       113,645
Total assets......................   348,729       392,193       410,059          316,164       326,596
Working capital...................    79,949       104,378       111,011          104,719        96,231
Long-term obligations,
  less current portion............    75,097       110,216       113,012           80,674        74,114
Subordinated note
  payable to affiliate............    21,989        21,646        21,303           20,961        20,618
Stockholders' equity..............   106,324       118,172       117,573          110,238       103,468

                                                           Fiscal Years
                                    ------------- ------------------------------------------------------
                                      2002          2001          2000             1999          1998
                                    ---------     ---------     ---------        ---------     ---------
                                          (In thousands of dollars, except per square foot data)
OTHER SELECTED DATA:
Sales growth:
  Total store sales...............     (2.7)%          8.5% (9)     22.6%(10)         9.9%         15.4% (11)
  Comparable store sales (12).....     (0.8)%          0.4% (9)      5.6%(13)(14)     7.7%(14)      2.1%

Comparable stores data (12)(15):
  Sales per selling square foot... $     148 (16)$     173     $     176     $        168     $     170
  Selling square footage..........     4,654 (16)    3,478         3,384            2,758         2,621

Capital expenditures.............. $   8,279     $  18,683     $  29,635     $     16,059     $  16,801
Current ratio.....................     1.70:1       1.97:1        1.93:1           2.38:1        1.98:1

__________________________

(1) Net leased department revenues consist of sales totaling $24.9 million, $28.9 million, $27.7 million, $29.0 million and $40.2 million in fiscal 2002, 2001, 2000, 1999 and 1998, respectively, less cost of sales.

(2) Depreciation and amortization includes the amortization of goodwill totaling $570,000, $553,000, $536,000 and $291,000 in fiscal 2001, 2000, 1999 and 1998, respectively, and the amortization (accretion) of leasehold interests totaling $(39,000), $424,000 and $113,000 in fiscal 2002, 2001 and 2000, respectively. Effective the beginning of fiscal 2002, the Company implemented the provisions of SFAS No. 142. As a result, the Company no longer amortizes goodwill and instead tests it for impairment. The Company continues to amortize leasehold interests (see Note 1 to the Consolidated Financial Statements).

(3) The fiscal 2002 charge consists of non-cash asset impairment charges to write down long-lived assets related to certain underperforming stores (see Note 10 to the Consolidated Financial Statements). The fiscal 1999 amount represents a non-recurring charge related to the write-off of an investment in a co-operative buying group.

(4) The fiscal 2002 amount represents costs associated with the closure of eight stores in fiscal 2002 and 2003. The fiscal 2001 amount represents costs incurred in connection with (i) the closure of seven stores in fiscal 2001, net of proceeds from the sale or favorable termination of the related store leases, and (ii) the discontinuation of the use of an outsourced distribution center facility located in Kent, Washington. The Company subsequently re-opened one of the closed stores, resulting in a total of six stores closed in fiscal 2001. Costs associated with the reopening of the store are included in selling, general and administrative costs for financial reporting purposes. See Note 9 to the Consolidated Financial Statements.

(5) Represents receivable sale transaction costs, net of an interest only strip. The interest only strip represents the portion of the initial program fees to be received that is considered a residual interest in the assets sold. See Note 2 to the Consolidated Financial Statements.

(6) Fiscal 2000 includes $5.6 million pre-tax ($3.5 million, or $0.28 per share, after-tax) of non-recurring costs associated with the re-opening of the stores acquired in the Lamonts acquisition.

(7) The 2002 amount represents securitization program prepayment penalties and the write-off of unamortized loan fees (see Note 2 to the Consolidated Financial Statements). The 2001 amount consists of the prepayment penalty and the write-off of unamortized loan fees related to the early retirement of the Company's previous revolving credit facility (see Note 6 to the Consolidated Financial Statements).

(8) The significant increase in merchandise inventories in fiscal 2000 as compared to the prior year relates primarily to additional inventories purchased for stores acquired in connection with the Lamonts acquisition in that year (see Part I, Item 1, "Business - Acquisitions"). The decrease in inventory from fiscal 2000 to fiscal 2001 is primarily due to the reduction of inventory levels in the Pacific Northwest and Alaska locations to more closely reflect selling trends, as well as to the closure of six stores in fiscal 2001.

(9) Represents total sales and comparable store sales growth percentages for fiscal 2001 as compared to the comparable 52 week period in fiscal 2000. Total sales and comparable store sales for the 52 week period in fiscal 2001 increased by 7.1% and decreased by 0.9%, respectively, as compared to the 53 week period in fiscal 2000.

(10) The increase in total store sales in fiscal 2000 is primarily due to the addition of 37 stores in the second half of fiscal 2000, including the 34 stores acquired in the Lamonts acquisition.

(11) The increase in total store sales in fiscal 1998 is primarily due to the addition of 8 stores in connection with the Harris acquisition. (See Part I, Item I, "Business - Acquisitions".)

(12) Comparable stores are defined as stores which have been open for at least 12 full months and which remain open as of the applicable reporting date.

(13) Represents comparable store sales growth for the first 52 weeks of fiscal 2000 as compared to the same period of fiscal 1999. Comparable store sales for the 53 week period in fiscal 2000 increased by 6.9% as compared to the 52 week period in fiscal 1999.

(14) The comparable store sales increases in fiscal 2000 and 1999 were favorably impacted by the conversion of leased shoe departments to owned departments in 28 department stores effective August 1, 1999.

(15) Includes leased department sales in order to facilitate an understanding of the Company's sales relative to its selling square footage.

(16) The decrease in sales per selling square foot and the increase in selling square footage from 2001 to 2002 is attributable to the inclusion in 2002 comparable stores of the less productive former Lamonts stores.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors that have affected the Company's financial position and its results of operations for the periods presented in the accompanying consolidated financial statements.

Fiscal 2002 and 2001 results both include 52 weeks as compared to fiscal 2000 results, which includes 53 weeks. Management believes the Company's results of operations for fiscal 2000 were not materially affected by results attributable to the 53rd week.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Part IV, Item 15 of this Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, and the valuation of its long-lived assets and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from the Company's estimates.

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

Reserve for Store Closure Costs

In the event a store is closed before its lease has expired, the remaining lease obligation after the closing date (less anticipated sublease rental income or proceeds from lease settlements, if any), and asset impairment charges related to furniture, fixtures and equipment, leasehold improvements, goodwill and leasehold interests, if any, are expensed in the period in which management adopts a plan to close the store. Severance and other incremental costs associated with a store closure are expensed as incurred.

For store closure plans adopted after January 1, 2003, store closure costs will generally be recognized when the costs are incurred.

As of February 1, 2003, the Company had a reserve for store closure costs totaling $618,000, which consisted primarily of estimated future lease obligations for two of the store locations closed in fiscal 2001 and the four locations closed in fiscal 2003. In the event the Company is not successful in selling or subleasing the two locations closed in fiscal 2001 as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2003 or beyond, additional reserves for store closure costs, which may be material, may be incurred.

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property and equipment, goodwill, leasehold interests and other long-term assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. With respect to store locations, the Company performs an evaluation of whether an impairment charge should be recorded whenever a store experiences unfavorable operating performance. A store's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated remaining lease term to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the discounted future cash flows of the asset is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience in similar locations, changes in merchandising, promotional or operating strategy that may affect the profitability of a particular location, knowledge of the market area and in some cases, expected sale proceeds or sublease income, and independent appraisals. In addition, the analysis assumes that new store locations typically take three years to achieve their full profit potential. Various uncertainties, including but not limited to changes in consumer preferences, increased competition or a general deterioration in economic conditions could adversely impact the expected cash flows to be generated by an asset or group of assets. In fiscal 2002, the Company recorded asset impairment charges in connection with store closures, and such charges are included in store closure costs in the accompanying consolidated income statement. In addition, asset impairment charges were recorded for certain underperforming store locations which continue to be operated. If actual performance or fair value estimates for other locations are less favorable than management's projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment.

Effective the beginning of fiscal 2002, the provisions of SFAS No. 142 were implemented. As a result, the Company no longer amortizes previously recorded goodwill. The Company performs an annual impairment review of goodwill as required by the statement, unless more frequent reviews are warranted by specific events or circumstances. There can be no assurance that at the time these reviews are completed that material impairment charges will not be recorded.

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

Accounting for the Securitization and Sale of Receivables

Prior to the sale of its customer credit card accounts and accounts receivable to Household on January 31, 2003, the Company conveyed all of the receivables generated under its private label customer credit cards to a wholly-owned subsidiary, GCRC, on a daily basis. Those receivables that met certain eligibility requirements of the program were simultaneously conveyed to GCC Trust to be used as collateral for securities issued to investors. GCC Trust was a qualified special purpose entity and was not consolidated in the Company's financial statements. The transfers of such receivables were accounted for as sales for financial reporting purposes pursuant to SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and as such, the transferred receivables were removed from the Company's balance sheet at the time of the transfer. The Company retained a beneficial ownership interest in certain of the receivables transferred under the program and also retained an uncertificated ownership interest in the retained interest to future interest income (interest-only strip) and other receivables that did not meet certain eligibility requirements of the program. The retained interests and the interest-only strips were carried at their estimated fair values, which were estimated based upon the present value of the expected future cash flows, calculated using management's best estimates of key assumptions about anticipated credit losses, account prepayment speeds, discount rates and other factors necessary to derive an estimate of fair values. The gain or loss on the sale of the receivables was calculated by comparing the carrying amount of the financial assets involved in the transfer to their relative fair values at the date of transfer. The certificated portion of the retained interests were considered readily marketable and were classified as available for sale and carried at their estimated fair values in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated Income Statements, expressed as a percent of net sales:

                                             Fiscal Years
                                   -------------------------------
                                     2002       2001       2000
                                   ---------  ---------  ---------
Net sales.........................    100.0%    100.0%    100.0%
Net credit revenues...............      1.2        1.2        1.4
Net leased department revenues....      0.5        0.6        0.6
                                   ---------  ---------  ---------
     Total revenues...............    101.7      101.8      102.0

Costs and expenses:
   Cost of sales..................     66.1       66.2       65.3
   Selling, general and
     administrative expenses......     31.6       31.5       30.4
   Depreciation and amortization..      2.1        2.0        1.7
   Asset impairment charges.......      1.6         --         --
   Store closure costs............      0.5        0.1         --
   Receivables sale costs.........      0.3         --         --
   New store pre-opening costs....       --         --        1.0
                                   ---------  ---------  ---------
     Total costs and expenses.....    102.2       99.8       98.4
                                   ---------  ---------  ---------
Operating income (loss)...........     (0.5)       2.0        3.6

Other (income) expense:
   Interest expense...............      2.3        2.0        2.1
   Losses on early extinguishment
     of debt......................      0.5        0.1         --
   Miscellaneous income...........     (0.3)      (0.2)      (0.2)
                                   ---------  ---------  ---------
                                        2.5        1.9        1.9
                                   ---------  ---------  ---------
Income (loss) before income taxes.     (3.0)       0.1        1.7

Income tax expense (benefit)......     (1.3)       0.1        0.6
                                   ---------  ---------  ---------
Net income (loss).................     (1.7)%      0.0%      1.1%
                                   =========  =========  =========

Fiscal 2002 Compared to Fiscal 2001

Net Sales

Net sales decreased by approximately $19.3 million, or 2.7%, to $691.4 million in fiscal 2002 as compared to $710.7 million in fiscal 2001. The fiscal 2002 sales decrease is primarily attributable to the closure of six stores in fiscal 2001 and two additional store closures in July, 2002. Comparable store sales for fiscal 2002, which includes sales for stores open for the full period in both years, decreased by 0.8% as compared to the same 52-week period of the prior year.

The Company operated 69 department stores and 12 specialty stores as of the end of fiscal 2002 as compared to 73 department stores and 13 specialty stores as of the end of fiscal 2001. As described more fully in Note 9 to the accompanying financial statements, during fiscal 2002 the Company announced the closure of eight stores. Two such stores were closed in each of June 2002, January 2003 and February 2003, and one store was closed in each of March 2003 and April 2003. Six stores were closed in June and July 2001, with one of those stores subsequently reopened in September 2001. The Company closed one additional store at the end of January 2002, resulting in a total of six stores closed in fiscal 2001.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio decreased by approximately $0.2 million or 2.3%, to $8.2 million in fiscal 2002 as compared to $8.4 million in fiscal 2001. As a percent of net sales, net credit revenues were 1.2% of net sales in both fiscal 2002 and fiscal 2001. Net credit revenues consist of the following:

(In thousands of dollars)                                   2002       2001
--------------------------------------------------------  ---------  ---------
Service charge revenues................................. $  17,813  $  17,817
Interest expense on securitized receivables.............    (4,863)    (4,902)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale......    (4,821)    (4,550)
Gain on sale of receivables.............................        96         55
                                                          ---------  ---------
                                                         $   8,225  $   8,420
                                                          =========  =========

Service charge revenues and interest expense on securitized receivables in fiscal 2002 were essentially equal to fiscal 2001. The Company's credit sales as a percent of total sales increased to 43.2% in fiscal 2002 as compared to 40.9% in fiscal 2001.

Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $0.3 million, or 6.0%, in fiscal 2002 as compared to fiscal 2001. As a percentage of net sales, such losses increased to 0.7% in fiscal 2002 as compared to 0.6% in fiscal 2001. These increases reflect higher bankruptcies and higher unemployment rates caused by the economic downturn in certain of the Company's market areas.

The Company expects a substantial decrease in net credit revenues in fiscal 2003 as a result of the receivables sale to Household. The Company also expects a reduction in selling, general and administrative expenses as a result of outsourcing the credit card servicing to Household. In addition, the Company anticipates a reduction in interest expense arising from reduced line of credit borrowings resulting from the application of the proceeds from the Household transaction. The Company believes the net credit revenues the Company receives under the CCA will equal or exceed the net revenues from its former in-house credit card operations, net of operating expenses and interest expense.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by approximately $0.5 million, or 13.1%, to $3.6 million in fiscal 2002 as compared to $4.1 million in fiscal 2001. This decrease is primarily due to the August 2001 termination of the shoe department leases in 36 of the Company's Pacific Northwest and Alaska locations, which were operated by an independent lessee. The Company subsequently re-opened Company-operated shoe departments in 15 of those stores. Pursuant to Staff Accounting Bulletin ("SAB") No. 101, sales generated in those departments after the termination of the leases are included in total sales as opposed to net leased department revenues for financial reporting purposes.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of fine jewelry departments, the shoe departments in 36 Pacific Northwest and Alaska locations (prior to the termination of the lease in August 2001) and beauty salons, totaled $24.9 million in fiscal 2002 as compared to $28.9 million in fiscal 2001.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $13.2 million to $457.1 million in fiscal 2002 as compared to $470.3 million in fiscal 2001, a decrease of 2.8%. The dollar decrease is primarily due to the decrease in sales volume. The Company's gross margin percentage increased to 33.9% in fiscal 2002 as compared to 33.8% in fiscal 2001. The increase in the gross margin percentage was primarily due to lower markdowns as a percentage of sales as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $5.1 million, or 2.3%, to $218.8 million in fiscal 2002 as compared to $223.9 million in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased 0.1% to 31.6% in fiscal 2002 as compared to 31.5% in fiscal 2001. The dollar decrease is primarily attributable to realized benefits from cost reduction efforts and store closures, partially offset by increases in health care, workers' compensation and property and casualty insurance costs. Lower sales volume contributed to the increase in selling, general and administrative costs as a percentage of net sales. The Company is continuing to implement programs aimed at reducing operating costs throughout all areas of the Company. Although the Company fully anticipates it will be successful in achieving its cost reduction initiatives, there can be no assurance that the Company will be able to fully offset the impact of increases in certain of these costs in the future.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of intangibles (leasehold interests and, in fiscal 2001, goodwill), increased by approximately $0.1 million or 1.0%, to $14.2 million in fiscal 2002 as compared to $14.1 million in fiscal 2001. As a percent of net sales, depreciation and amortization expense increased to 2.1% in fiscal 2002 as compared to 2.0% in fiscal 2001. The dollar increase is primarily due to additional depreciation related to information systems placed in service during 2002 and capital expenditures for the renovation and expansion of certain existing stores. These increases were partially offset by the discontinuance of goodwill amortization as a result of the implementation of SFAS No. 142.

Effective the beginning of fiscal 2002, the Company adopted the provisions of SFAS No. 142. As a result, goodwill is no longer amortized and instead is evaluated for impairment annually, or at any time certain indicators of impairment arise. The amortization of goodwill totaled $0.6 million in fiscal 2001. The Company will continue to amortize leasehold interests over their estimated lease terms.

Asset Impairment Charges

During 2002, the Company recorded non-cash asset impairment charges of $10.9 million to write down long-lived assets related to certain underperforming stores, primarily former Lamonts locations. These charges consisted of $4.3 million of property and equipment, $6.5 million of leasehold interests and $0.1 million of goodwill. The charges were determined by comparing projected net operating cash flows, including estimated proceeds from the sale of certain assets, to the carrying value of the stores' long-lived assets. No such costs were recorded in 2001.

Store Closure Costs

During fiscal 2002, the Company announced the closure of eight of the 34 stores acquired from Lamonts. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. Two of these stores were closed in each of June 2002, January 2003 and February 2003 and one store was closed in each of March 2003 and April 2003. Net costs associated with the closure of these stores totaled $3.4 million in fiscal 2002. This amount consists of estimated lease termination costs, non-cash asset impairment charges, severance and other incremental costs associated with the store closings totaling $4.5 million less $1.1 million of cash proceeds received from the sale of lease rights and fixtures and equipment. After the eight store closures are completed, the Company will continue to operate 20 of the original 34 stores acquired from Lamonts.

During the second quarter of 2001 the Company closed six of the acquired stores that also were determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. One of those stores was subsequently re-opened in the third quarter of 2001. As planned, the Company also discontinued the use of an outsourced distribution center facility located in Kent, Washington, in June 2001 and consolidated all of the Company's distribution functions into its distribution facility in Madera, California. One additional acquired store was closed in January 2002. Net costs associated with closure of those stores and the outsourced distribution center facility totaled $0.7 million. This amount consists of estimated lease termination costs, non- cash asset impairment charges, severance and other incremental costs associated with the closure of the stores totaling $2.0 million, less $1.3 million of cash proceeds received as a result of the sale of lease rights, fixtures and equipment.

Certain of the Company's remaining stores have continued to perform below expectations. In the event the Company is unable to improve the operating performance of such underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future. In the past, the Company has successfully improved the operating results and cash flows of underperforming stores through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. However, there can be no assurance that these strategies will improve the operating results and cash flows of the remaining underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations.

Receivables Sale Costs

In connection with the sale of accounts receivable to Household, the Company recorded receivable sale transaction costs of $2.0 million including consulting, legal, and other fees, and the net non-cash write-off of the remaining accounts of GCRC. These charges are partially offset by a $0.3 million retained interest only strip that will be amortized over the estimated life of the underlying assets sold (estimated to be approximately five months). The interest only strip represents the portion of the initial program fees to be paid that is considered a residual interest in the assets sold.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $1.5 million to $15.9 million in fiscal 2002 as compared to $14.4 million in fiscal 2001, an increase of 10.6%. As a percent of net sales, interest expense increased to 2.3% in fiscal 2002 as compared to 2.0% in fiscal 2001. These increases are primarily due to amortization of higher deferred financing costs relating to long-term financings entered into in the fourth quarter of fiscal 2001 and the first three quarters of fiscal 2002, and to an amendment fee relating to the Company's revolving credit facility. These increases were partially offset by lower average outstanding borrowings on the Company's working capital facility.

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Losses on Early Extinguishment of Debt

In fiscal 2002, in connection with the termination of its receivables securitization program, the Company recorded a loss on extinguishment of debt of $3.7 million representing prepayment penalties and the write-off of unamortized deferred loan fees related to the program. In fiscal 2001, the Company recorded a $0.7 million charge consisting of the prepayment penalty and the write-off of unamortized loan fees related to the early retirement of the Company's previous revolving credit facility.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by approximately $0.2 million to $1.8 million in fiscal 2002 as compared to $1.6 million in fiscal 2001. As a percent of net sales, miscellaneous income increased to 0.3% in fiscal 2002 as compared to 0.2% in fiscal 2001. The dollar increase primarily relates to recoveries of prior interest charges arising from the partial settlement of certain net operating loss carryback claims, partially offset by charges to the Company's partnership investment in its corporate offices related to the partnership's implementation of SFAS No. 133.

Income Taxes

The Company's effective tax rate is a benefit of 42.3% in fiscal 2002 as compared to an expense of 38.5% in fiscal 2001. The fiscal 2002 tax benefit includes $0.8 million arising from the realization of net operating loss carryback claims.

Net Income

As a result of the foregoing, the Company reported a loss of $12.0 million in fiscal 2002 as compared to net income of $0.4 million in fiscal 2001. On a per share basis (basic and diluted), the 2002 net loss was $0.94 per share as compared to net income of $0.03 per share in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

Net Sales

Net sales increased by approximately $46.8 million, or 7.1%, to $710.7 million in fiscal 2001 as compared to $663.9 million in fiscal 2000. Fiscal 2001 included 52 weeks as compared to fiscal 2000, which included 53 weeks. On a comparable 52 week versus 52 week basis, net sales for fiscal 2001 increased by $55.7 million, or 8.5%, as compared to fiscal 2000. Fiscal 2001 sales reflect a full year of sales generated by the 34 stores acquired in the Lamonts acquisition (net of lower sales volume resulting from the closure of six of those stores in fiscal 2001), as compared to fiscal 2000, which reflects net sales generated for five months after the opening of the stores in September 2000. Comparable store sales for fiscal 2001, which includes sales for stores open for the full period in both years, increased by 0.4% as compared to the same 52 week period of the prior year.

The Company operated 73 department stores and 13 specialty stores as of the end of fiscal 2001 as compared to 79 department stores and 17 specialty stores as of the end of fiscal 2000. Thirty-seven of those stores were opened in the second half of fiscal 2000, however, and accordingly were not open for the full period of the prior year. As described more fully in Note 2 to the Consolidated Financial Statements, six of the acquired stores were closed in June and July 2001, with one of those stores subsequently reopened in September 2001. The Company closed one additional store at the end of January 2002, resulting in a total of six stores closed in fiscal 2001.

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio decreased by approximately $0.7 million, or 8.0%, to $8.4 million in fiscal 2001 as compared to $9.1 million in fiscal 2000. As a percent of net sales, net credit revenues were 1.2% of net sales in fiscal 2001 as compared to 1.4% in fiscal 2000. Net credit revenues consist of the following:

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
                                                          =========  =========

Service charge revenues increased by approximately $1.0 million, or 5.9%, in fiscal 2001 as compared to fiscal 2000. This increase is primarily due to additional service charge revenues generated by newly originated customer credit card accounts in new stores opened since the same period of the prior year. The increase is also due to an increase in the volume of late charge fees collected on delinquent credit card balances as compared to the same period of the prior year. The decrease as a percentage of net sales is primarily due to lower average outstanding balances on newly originated customer accounts in the 37 new stores opened in fiscal 2000. Such accounts continue to generate lower service charge revenues as compared to those produced by more established accounts. The Company's credit sales as a percent of total sales were 40.9% in fiscal 2001 as compared to 41.4% in fiscal 2000. Excluding credit sales generated in the 37 new stores, credit sales as a percentage of total sales were 45.0% in fiscal 2001 as compared to 43.9% in fiscal 2000.

Interest expense on securitized receivables increased by approximately $0.5 million, or 10.8%, in fiscal 2001 as compared to fiscal 2000. This increase is due to a higher level of average outstanding securitized borrowings resulting from the issuance of the 2000-1 Series certificate in November 2000 (renewed in November 2001), partially offset by a lower weighted- average interest rate applicable to all securitized borrowings during the period (6.59% in fiscal 2001 as compared to 7.62% in fiscal 2000). Charge-offs on receivables sold and the provision for credit losses on receivables ineligible for sale increased by $0.9 million, or 24.9%, in fiscal 2001 as compared to fiscal 2000. As a percentage of net sales, such losses increased to 0.6% in fiscal 2001 as compared to 0.5% in fiscal 2000. These increases reflect higher bankruptcies and higher unemployment rates caused by the economic downturn in certain of the Company's market areas. As a result of a decrease in the volume of receivables sold as compared to the prior year, the gain on the sale of receivables decreased by $0.3 million to $0.1 million in fiscal 2001 as compared to $0.4 million in fiscal 2000.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments increased by approximately $0.2 million, or 3.7%, to $4.1 million in fiscal 2001 as compared to $3.9 million in fiscal 2000. This increase is primarily due to additional revenues generated by the leased shoe departments in 36 of the Company's Pacific Northwest and Alaska locations, which were operated by an independent lessee since their opening in the second half of fiscal 2000. The Company terminated those leases in August 2001 and re-opened Company operated shoe departments in 15 of those stores. Pursuant to SAB No. 101, sales generated in those departments after the termination of the lease are included in total sales as opposed to net leased department revenues for financial reporting purposes.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of fine jewelry departments, the shoe departments in 36 Pacific Northwest and Alaska locations (prior to the termination of the lease in August 2001) and beauty salons, totaled $28.9 million in fiscal 2001 as compared to $27.7 million in fiscal 2000.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $22.2 million, or 11.0%, to $223.9 million in fiscal 2001 as compared to $201.7 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 31.5% in fiscal 2001 as compared to 30.4% in fiscal 2000. The dollar increase is primarily attributable to operating costs associated with a full year of operating the 37 stores opened in the second half of fiscal 2000, as compared to five months of such costs incurred in the prior year. In addition, the Company experienced higher health care and workers' compensation costs, as well as higher utilities costs in California. These factors, combined with lower than expected sales volume generated by the new stores opened in fiscal 2000, contributed to the increase in selling, general and administrative costs as a percentage of net sales.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of intangibles (goodwill and leasehold interests), increased by approximately $2.6 million, or 22.8%, to $14.1 million in fiscal 2001 as compared to $11.5 million in fiscal 2000. As a percent of net sales, depreciation and amortization expense increased to 2.0% in fiscal 2001 as compared to 1.7% in fiscal 2000. The dollar increase is primarily due to additional depreciation related to assets acquired from Lamonts, capital expenditures for new stores and for the renovation of existing stores, and for information systems enhancements, both to integrate the newly acquired stores into the Company's existing systems and for other system enhancements. The increase is also due to an increase in the amortization of assets acquired under capital leases and to the amortization of goodwill and leasehold interests recorded as a result of the Lamonts acquisition.

Effective the beginning of fiscal 2002, the Company adopted the provisions of SFAS No. 142. As a result, goodwill will no longer be amortized and will instead be evaluated for impairment at least annually, or at any time certain indicators of impairment arise. Amortization of goodwill totaled $0.6 million in both fiscal 2001 and fiscal 2000. The Company will continue to amortize leasehold interests over their estimated lease terms.

New Store Pre-Opening Costs

New store pre-opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. No new store pre-opening costs were incurred in fiscal 2001. The Company recognized a total of $6.2 million of new store pre-opening costs in fiscal 2000, including $5.6 million incurred in connection with the opening of the 34 stores acquired from Lamonts. The Company also recognized new store opening costs totaling $0.6 million in connection with the opening of three new stores in Grants Pass, Oregon, Walla Walla, Washington and Redding, California on August 23, November 8 and November 10, 2000, respectively.

Store Closure Costs

During the second quarter of fiscal 2001, the Company closed six stores and discontinued the use of an outsourced distribution center facility located in Kent, Washington. The Company closed one additional store in January 2002. The Company recognized net store closure costs of $0.7 million in connection with the closure of those stores in fiscal 2001. Such costs represent approximately $2.0 million of estimated lease termination costs, asset impairment charges (including the write-off of allocated goodwill and leasehold interests), estimated severance and other incremental costs expected to be incurred in connection with the closure of the stores, less $1.3 million of cash proceeds received from the sale of lease rights and favorable lease terminations.

The Company re-opened one of the closed stores in the third quarter of fiscal 2001. Costs associated with the re-opening of the store were classified as selling, general and administrative costs and are not included in store closure costs for financial reporting purposes.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.6 million to $14.4 million in fiscal 2001 as compared to $13.8 million in fiscal 2000, an increase of 4.5%. As a percent of net sales, interest expense decreased to 2.0% in fiscal 2001 as compared to 2.1% in fiscal 2000. These decreases are primarily due to lower average outstanding borrowings on the Company's working capital facility, as well as a decrease in the weighted-average interest rate applicable to the facility (5.48% in fiscal 2001 as compared to 8.76% in fiscal 2000). These decreases were partially offset by higher interest resulting from the completion of a $4.0 million mortgage loan and approximately $8.1 million of additional fixtures and equipment lease financings in the first half of fiscal 2001. (See "Liquidity and Capital Resources.")

Interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Losses on Early Extinguishment of Debt

The Company recorded a loss on the early extinguishment of debt totaling $0.7 million in fiscal 2001, consisting of the prepayment penalty and the write-off of unamortized loan fees related to the early retirement of the Company's previous revolving credit facility.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by approximately $0.2 million to $1.6 million in fiscal 2001 as compared to $1.4 million in fiscal 2000. As a percent of net sales, miscellaneous income remained unchanged at 0.2% in both fiscal 2001 and 2000. The dollar increase relates to an increase in the amortization of the deferred gain on fixtures and equipment sale/leaseback transactions. (See "Liquidity and Capital Resources - External Financings.")

Income Taxes

The Company's effective tax rate is 38.5% in fiscal 2001 as compared to 38.2% in fiscal 2000 (see Note 11 to the Consolidated Financial Statements).

Net Income

As a result of the foregoing, the Company reported net income of $0.4 million in fiscal 2001 as compared to $7.1 million in fiscal 2000. On a per share basis (basic and diluted), net income was $0.03 per share in fiscal 2001 as compared to $0.56 per share in fiscal 2000.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit and by proceeds from external financings and sale transactions. As described more fully below and in Note 2 to the Consolidated Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household. Proceeds from the sale were used to reduce the Company's debt, including off-balance sheet securitization obligations, by over $100 million. At the closing date, the Company's availability under its revolving credit facility increased by approximately $30 million. The Company expects the availability improvement over the course of the 2003 fiscal year to range from $22 million to $30 million, compared to the prior year and based upon historical levels of accounts receivable. As a result, the Company believes its liquidity position after the sale is substantially improved in comparison to prior years.

In fiscal 2002, the Company generated a total of $19.9 million from operations as compared to $43.5 million positive cash flow from operations in fiscal 2001. The decrease is due to a significant reduction in inventory levels in fiscal 2001 to correct overstock conditions in the former Lamonts stores. Despite the positive cash flows from operations, the Company has nevertheless experienced significantly reduced earnings, including the $12.0 million loss in 2002, and a strained liquidity position throughout both 2002 and 2001.

As described more fully below, recent efforts to improve the Company's liquidity position have included the following: (1) the sale of receivables to Household; (ii) refinancing the Company's revolving credit facility, which was successfully completed on February 1, 2002; (iii) restoring trade and factor credit; (iv) selling, subleasing or closing underperforming stores; (v) completing other financing and sale transactions; and (vi) reducing operating costs.

Sources of Liquidity

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household, the Company sold substantially all of its private label credit card accounts and the related accounts receivable to Household. The $102.8 million purchase price was paid in cash at closing, $100.3 million of which was allocated to the purchase of such credit card accounts and receivables and $2.5 million of which comprised prepaid program revenue. Proceeds from the sale were used to pay in full $73.2 million principal and accrued interest due to the Series 1999-1 and Series 2000-1 certificateholders under the Company's accounts receivable securitization program plus $3.4 million in prepayment penalties. The remaining proceeds of $26.2 million and $3.8 million of cash remaining on deposit in certain bank accounts relating to the securitization was released to the Company at closing. All of the $30 million released to the Company was applied as a reduction of outstanding borrowings under the Company's revolving credit facility. As a result, the Company's availability under the credit line increased by $30 million at the closing date. The Company expects the ongoing availability improvement over the course of a year to range from $22 million to $30 million, compared to the prior year and based upon historical levels of accounts receivable.

In connection with the sale, on January 31, 2003 the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company will continue to service the credit card receivables until Household takes over their servicing (the "Conversion Date"). The planned Conversion Date is currently May 12, 2003, but such date may be extended to June 1, 2003 upon notice from Household to the Company. Household is compensating the Company for providing the services during the interim servicing period. The Company believes this compensation will at least be equal to its cost of providing the services.

The CCA sets forth the terms and conditions under which Household will issue credit cards to the Company's customers and pay the Company for sales made on the cards. Under the terms of the CCA, the Company is required to perform certain duties, including the duties to receive in-store customer payments on behalf of Household and remit such payments to Household. The CCA has a term of five (5) years and is cancelable earlier by either party under certain circumstances, as described in the CCA. The CCA further provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). The Company believes the amounts received under the CCA will equal or exceed the net revenues from its former in-house credit card operations, net of operating expenses and interest expense.

Senior Secured Credit Facility

On February 1, 2002, the Company finalized a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent. The new facility (the "GE facility") replaced the Company's previous revolving credit facility which was scheduled to expire on March 31, 2002. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million of that facility provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are subject to a restrictive borrowing base equal to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recoverable value of eligible inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $10.0 million of excess availability at all times, and certain other reserves that are established by GE Capital. As of February 1, 2003, outstanding borrowings under the facility totaled $58.8 million and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $36.9 million. The Company classified a total of $30.0 million and $75.0 million as of February 1, 2003 and February 2, 2002, respectively, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates. The initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under this facility.

Interest charged on amounts borrowed under the Tranche A revolving facility is at the prime rate plus 0.50% per annum (5.25% at February 1, 2003), or at the Company's option, at the applicable LIBOR rate plus 2.75% per annum (4.11% at February 1, 2003). In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the Tranche A facility. Amounts borrowed under the Tranche B facility bear interest at prime plus 10.0%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime plus 0.00% or LIBOR plus 2.75%, to as high as prime plus 0.75%, or LIBOR plus 3.50%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and the requirement to maintain a minimum accounts payable to inventory ratio. In addition, the GE facility does not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which has resulted in the maturity of that note automatically being extended to August 20, 2006. Management believes the Company is in compliance with all restrictive financial and operating covenants applicable to the GE facility as of February 1, 2003 and through the date of this report.

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

The Company began to experience a significant reduction in the level of unsecured credit offered by many of its factors and vendors in late fiscal 2001. Following the finalization of the GE facility on February 1, 2002, the level of unsecured credit offered by vendors increased, but unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, remained restricted. Management negotiated the restoration of partially secured credit lines with certain key factors by issuing standby letters of credit. Certain of those letters of credit were collateralized by the Harris letter of credit, which is described below. The issuance of those letters of credit reduced the Company's borrowing availability under the GE facility. In order to offset the majority of this availability reduction, Harris, an affiliate of the Company, agreed to provide a short-term credit enhancement to the GE facility under the terms of the CFA entered into with the Company on February 22, 2002. During 2002, the CFA was amended three times to provide for extensions of the expiration date of the Harris letter of credit. Under the terms of the third amendment to the CFA, the Harris letter of credit was cancelled and the CFA was terminated as a result of the closing of the sale of receivables to Household.

Despite the increase in the amount of unsecured credit granted by the Company's vendors and factors since the finalization of the GE facility in February 2002, such amounts remained below historical levels throughout fiscal 2002. Nevertheless, the Company has been able to purchase an adequate level of merchandise to support its operations to date. In addition, upon the completion of the receivables sale to Household, the Company's largest factor significantly increased its unsecured credit line and substantially all of the Company's major unfactored suppliers increased their credit lines to historical levels. The Company has also reduced the amount of outstanding factor letters of credit and intends to negotiate further reductions and ultimately the elimination of all such letters of credit.

Nonetheless, there can be no assurance the Company will continue to receive an adequate level of key factor and vendor trade credit to support its operations. Any significant reductions of trade and factor support may impair the Company's ability to purchase an adequate level of merchandise to support its operations. The inability to purchase an adequate level of merchandise would have a material adverse affect on the Company's business, liquidity position and results of operations.

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

On May 24, 2002, the Company completed the financing of its ownership interest in the partnership that owns the Company's corporate headquarters building. Proceeds from this transaction, totaling $3.7 million, were used to reduce outstanding borrowings under the GE facility. The related note payable bears interest at a variable rate of prime plus 1.5% per annum, which is payable monthly. The $3.7 million principal portion of the note payable is due in full upon maturity on May 24, 2005.

The Company may consider various other sources of liquidity in the future, including but not limited to the issuance of additional securities that might have a dilutive effect on existing shareholders or incurring additional indebtedness which would increase the Company's leverage.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in fiscal 2002, totaling $8.3 million, were primarily related to information system enhancements and the renovation, refixturing, and expansion of certain existing locations. The Company presently has no commitments to open or remodel any stores in fiscal 2003.

As of February 1, 2003, the Company had issued a total of $11.3 million of standby letters of credit and documentary letters of credit totaling $2.0 million. The standby letters of credit were issued to secure credit lines with key factors and to provide collateral for a workers compensation insurance policy. The factor letters of credit currently expire at the end of June, 2003. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Contractual Obligations

The following tables set forth certain information concerning the Company's debt obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

Contractual Obligations:

                                                           Payments due by period (1)
                                                           (In thousands of dollars)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2003       2004       2005       2006       2007       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Long-term debt....................... $   1,719  $   1,843  $  16,924  $     905  $     976  $  16,806
Capitalized lease obligations........     3,900      2,589      2,207      1,466        947      3,156
Subordinated note
  payable to affiliate...............        --         --         --     22,179                    --
Non-cancelable operating leases......    24,820     24,004     22,458     21,658     18,644     88,450
                                       ---------  ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations... $  30,439  $  28,436  $  41,589  $  46,208  $  20,567  $ 108,412
                                       =========  =========  =========  =========  =========  =========

                                                  Amount of commitment expiration by period
                                                           (In thousands of dollars)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2003       2004       2005       2006       2007       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Senior revolving credit facility (2). $      --  $      --  $  58,845  $      --  $      --  $      --
Standby letters of credit............    11,300         --         --         --         --         --
Documentary letters of credit........     2,000         --         --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                      $  13,300  $      --  $  58,845  $      --  $      --  $      --
                                       =========  =========  =========  =========  =========  =========

(1) See Notes 6, 7 and 8 to the Consolidated Financial Statements.

(2) Represents outstanding borrowings under the Company's senior revolving credit facility as of February 1, 2003. The table presents that amount as due at January 31, 2005, the end of the commitment period for the facility.

Cash generated by operations, together with liquidity provided by the GE facility, the CCA and other financial resources, including without limitation the factors described below, are expected to adequately finance the Company's planned cash requirements for fiscal 2003. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to the availability of adequate borrowing capacity and the ability to maintain compliance with restrictive debt covenants contained in the Company's senior revolving credit facility and its other debt obligations; adequate cash flows generated by operations; and the adequacy of factor and trade credit. Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity will be adequate to meet the Company's working capital, capital expenditure and debt service requirements for fiscal 2003. Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes is limited. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if those sources of liquidity become significantly reduced, the Company's liquidity position, financial condition and results of operations may be materially adversely affected.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective the beginning of fiscal 2003 and does not currently expect that its adoption will have a significant effect on the Company's financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, eliminates the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30. Any such gain or loss that would not have met the APBO No. 30 criteria is retroactively reclassified and reported as a component of income before extraordinary item. The Company has determined that its previously-recognized loss from the early extinguishment of debt that occurred in fiscal 2001 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously-reported loss from the early extinguishment of debt has been retroactively reclassified and is now reported as a component of income before income taxes. The Company has also determined that the fiscal 2002 loss from the early extinguishment of debt does not meet the APBO No. 30 criteria for extraordinary item classification, and accordingly such 2002 loss is reported as a component of income before income taxes.

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

In November 2002, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". The Company will adopt the provisions of EITF 02-16 effective with the beginning of fiscal 2003. The Company is in the process of evaluating the potential impact of its adoption on the Company's financial position and results of operations.

Inflation

Although inflation has not been a material factor in the Company's operations during the past several years, the Company has experienced increases in the costs of certain merchandise, salaries, employee benefits and other general and administrative costs, including utilities, health care and workers' compensation and property and casualty insurance costs. The Company is generally able to offset these increases by adjusting its selling prices or by modifying its operations. The Company's ability to adjust selling prices is limited by competitive pressures in its market areas.

The Company values its merchandise inventories at the lower of LIFO cost or market using the RIM of accounting. Under the LIFO method, which is determined by using the department store price indices published by the Bureau of Labor Statistics, the cost of products sold reported in the financial statements approximates current costs and thus reduces the impact of inflation due to increasing costs on reported income. The valuation of the Company's merchandise inventories under the LIFO method is currently equal to that as determined by the first-in, first-out (FIFO) method of accounting.

Seasonality

The Company's business, like that of most retailers, is subject to seasonal influences, with the major portion of net sales, gross profit and operating income realized during the Christmas selling months of November and December of each year, and, to a lesser extent, during the Easter and Back-to-School selling seasons. The Company's results may also vary from quarter to quarter as a result of, among other things, the timing and level of the Company's sales promotions, weather, fashion trends and the overall health of the economy, both nationally and in the Company's market areas. Working capital requirements also fluctuate during the year, increasing substantially prior to the Christmas selling season when the Company must carry significantly higher inventory levels.

The following table sets forth unaudited quarterly results of operations for fiscal 2002 and 2001 (in thousands, except per share data).

                                                 2002
                             ----------------------------------------------
Quarter Ended                  May 4      August 3   November 2  February 1
---------------------------  ----------  ----------  ----------  ----------
Net sales.................. $  149,560  $  155,868  $  153,108  $  232,892
Gross profit...............     51,069      54,799      53,537      74,928
Loss before
  income taxes (1).........     (4,346)     (3,464)     (5,217)     (7,736)
Net loss...................     (2,672)     (2,130)     (2,603)     (4,568)
Net loss per common share -
  basic and diluted........ $    (0.21) $    (0.17) $    (0.20) $    (0.36)

Weighted-average
  number of common
  shares outstanding:
    Basic..................     12,726      12,737      12,755      12,771
    Diluted................     12,726      12,737      12,755      12,771

                                                 2001
                             ----------------------------------------------
Quarter Ended                  May 5      August 4   November 3  February 2
---------------------------  ----------  ----------  ----------  ----------
Net sales.................. $  157,168  $  158,722  $  153,674  $  241,138
Gross profit...............     51,273      54,249      52,914      81,985
Income (loss) before income
  taxes (2)................     (7,348)     (4,497)     (4,389)     16,924
Net income (loss)..........     (4,593)     (2,813)     (2,578)     10,409

Net income (loss)
  per common share -
  basic and diluted........ $    (0.36) $    (0.22) $    (0.20) $     0.82

(1) Loss before income taxes in the period ended February 1, 2003 includes pre-tax charges of $20.1 million. These charges included $3.8 million of primarily non-cash charges related to the write down of assets and to post closure lease obligations in connection with the closure of six stores, $10.9 million non-cash charges related to impairment of long-lived assets in certain of the Company's underperforming locations, $1.7 million of charges related to the sale of receivables, and $3.7 million of charges related to the early extinguishment of accounts receivable securitization debt.

(2) Income before income taxes in the three month period ended February 2, 2002 includes a charge of $0.7 million related to the early extinguishment of the Company's prior revolving credit facility.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its senior revolving credit facility. As of February 1, 2003, the Company also had one term loan bearing variable interest rates. The Company does not engage in financial transactions for speculative or trading purposes, nor does the Company purchase or hold any derivative financial instruments.

As of February 1, 2003, borrowings subject to a variable interest rate, represented 48.6% of the Company's total outstanding borrowings. The interest payable on the Company's senior revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. An increase of 55 basis points on existing floating rate borrowings (a 10% change from the Company's weighted-average interest rate as of February 1, 2003) would reduce the Company's pre-tax net income and cash flow by approximately $0.6 million. This 55 basis point increase in interest rates would not materially affect the fair value of the Company's fixed rate financial instruments. (See Note 1 to the Consolidated Financial Statements.)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is set forth under Part IV, Item 15, included elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 26, 2003, to be filed pursuant to Regulation 14A (the "2002 Proxy") under the headings "Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

As of March 31, 2003, the name, age and title of the senior executive officers of the Company are as follows:

Name	Age	Position
James R. Famalette	50	President and Chief Executive Officer
Gary L. Gladding	62	Executive Vice President/General Merchandise Manager
Michael S. Geele	52	Senior Vice President and Chief Financial Officer
Michael J. Schmidt	61	Senior Vice President/Director of Stores

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from those portions of the Company's 2003 Proxy under the headings "Executive Compensation" and "Director Compensation for Fiscal Year 2002."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the portion of the Company's 2003 Proxy under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the portion of the Company's 2003 Proxy under the heading "Certain Relationships and Related Transactions."

Item 14. CONTROLS AND PROCEDURES

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of the Company's "disclosure controls and procedures," within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, except as noted in the next paragraph, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

During the fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified a deficiency in the Company's financial reporting systems and procedures relating to the reconciliation of the accounts payable subsidiary ledgers to the general ledger. This deficiency constitutes a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management has initiated, with the assistance of outside consultants, the design, development and implementation of processes and controls to address this deficiency, the completion of which will extend into fiscal 2003. Management does not expect the final resolution of this matter will have a significant effect on the Company's financial position or its results of operations.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Gottschalks Inc. and Subsidiary as required by Item 8 are included in this Part IV, Item 15:

Consolidated balance sheets - As of February 1, 2003 and February 2, 2002

Consolidated statements of operations -- Fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

Consolidated statements of stockholders' equity -- Fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

Consolidated statements of cash flows -- Fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001

Notes to consolidated financial statements -- Three years ended February 1, 2003

Independent auditors' report

(a)(2) The following financial statement schedule of Gottschalks Inc. and Subsidiary is included in Item 15(d):

Schedule II -- Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the Consolidated Financial Statements, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are required by Item 601 of Regulation S-K and Item 15(c):

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From the Following Document
3.1	Certificate of Incorporation of the Registrant, as amended	Registration Statement on Form S-1 (File No. 33-3949)
3.2	By-Laws of the Registrant	Filed electronically herewith

10.1	Gottschalks Inc. Retirement Savings Plan(*)	Registration Statement on Form S-1 (File No. 33-3949)
10.2

Participation Agreement dated as of December 1, 1988 among Gottschalks Inc., General Foods Credit Investors No. 2 Corporation and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Stockton and Bakersfield department stores and the Madera distribution facility

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.3

Lease Agreement dated December 1, 1988 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of department stores in Stockton and Bakersfield, California and the Madera distribution facility

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.4	Ground Lease dated December 1, 1988 by and between Gottschalks Inc. and Manufacturers Hanover Trust Company of California relating to the sale- leaseback of the Bakersfield department store	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.5

Memorandum of Lease and Lease Supplement dated July 1, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Stockton department store

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.6

Tax Indemnification Agreement dated as of August 1, 1989 by and between Gottschalks Inc. and General Foods Credit Investors No. 2 Corporation relating to the sale-leaseback of the Stockton and Bakersfield department stores and the Madera distribution facility

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.7	Ground Lease dated August 17, 1989 by and between Gottschalks Inc. and Manufacturers Hanover Trust Company of California relating to the sale- leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.8	Lease Supplement dated as of August 17, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.9	Agreement of Limited Partnership dated March 16, 1990, by and between River Park Properties I and Gottschalks Inc. relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 1-09100)
10.10	Lease Agreement dated as of March 16, 1990 by and between Gottschalks Inc. and River Park Properties I relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.11	Form of Severance Agreement dated March 31, 1995 by and between Gottschalks Inc. and the following senior executives of the Company: Joseph W. Levy, Gary L. Gladding and Michael J. Schmidt(*)	Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 1-09100)
10.12	1994 Key Employee Incentive Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-54789)
10.13	1994 Director Nonqualified Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-54783)
10.14	Agreement of Sale dated June 27, 1995, by and between Gottschalks Inc. and Jack Baskin relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.15	Lease and Agreement dated June 27, 1995, by and between Jack Baskin and Gottschalks Inc. relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.16	Promissory Notes and Security Agreements dated October 4, 1995 and October 10, 1995 by and between Gottschalks Inc. and Midland Commercial Funding	Quarterly Report on Form 10-Q for the quarter ended October 28, 1995 (File No. 1-09100)
10.17	Promissory Note and Security Agreement dated October 2, 1996, by and between Gottschalks Inc. and Heller Financial, Inc. (**)	Quarterly Report on Form 10-Q for the year ended November 2, 1996 (File No. 1-09100)
10.18	Gottschalks Inc. 1998 Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-61471)
10.19	Gottschalks Inc. 1998 Employee Stock Purchase Plan(*)	Registration Statement on Form S-8 (File #33-61473)
10.20	Asset Purchase Agreement dated as of July 21, 1998 among Gottschalks Inc., The Harris Company and El Corte Ingles, S. A. together with all Exhibits thereto	Current Report on Form 8-K dated July 21, 1998 (File No. 1-09100)
10.21	Non-Negotiable, Extendable, Subordinated Note due August 20, 2003 issued to The Harris Company	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.22	Registration Rights Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.23	Tradename License Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.24	Stockholders' Agreement among El Corte Ingles, S. A., Gottschalks Inc., Joseph Levy and Bret Levy dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.25	Standstill Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.26	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: East Hills Mall, Bakersfield, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.27	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Moreno Valley Mall at Towngate, Moreno Valley, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.28	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Antelope Valley Mall at Palmdale, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.29	Form of Severance Agreement dated January 21, 1999 by and between Gottschalks Inc. and Michael S. Geele (*)	Annual Report on Form 10-K for the year ended January 30,1999 (File No. 1-09100)
10.30	Receivables Purchase Agreement dated March 1, 1999 by and between Gottschalks Credit Receivables Corporation and Gottschalks Inc.	Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-09100)
10.31	Pooling and Servicing Agreement dated as of March 1, 1999 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company	Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-09100)
10.32	Series 1999-1 Supplement to Pooling and Servicing Agreement dated March 1, 1999 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company	Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-09100)
10.33	Employment Agreement dated June 25, 1999 by and between Gottschalks Inc. and James R. Famalette(*).	Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 1-09100)
10.34	Asset Purchase Agreement dated April 24, 2000 by and between Gottschalks Inc. and Lamonts Apparel, Inc.	Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 1-09100)
10.35	Amendment No. 1 to the Asset Purchase Agreement dated May 16, 2000 by and between Gottschalks Inc. and Lamonts Apparel, Inc.	Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (File No. 1-09100)
10.36	Promissory Note dated July 24, 2000 by and between Gottschalks Inc. and Heller Financial Leasing, Inc. (**)	Quarterly Report on Form 10-Q for the Quarter ended July 29, 2000 (File No. 1-09100)
10.37	Series 2000-1 Supplement to the Pooling and Servicing Agreement dated as of November 16, 2000 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company	Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100)
10.38

Amendment No. 1 to Pooling and Servicing Agreement and the Series 1999-1 Supplement dated November 16, 2000 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company

Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100)
10.39	Promissory Note and Security Agreement dated May 16, 2001, by and between Gottschalks Inc, and Heller Financial, Inc. (**)	Quarterly Report on Form 10-Q for the quarter ended May 5, 2001 (File No. 1-09100)
10.40

Amended and Restated Series 2000-1 Supplement to the Pooling and Servicing Agreement dated as of November 15, 2001 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company

Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 1-09100)
10.41	Certificate Purchase Agreement dated November 15, 2001 by and among Warehouse Line LLC, Bank Hapoalim B.M., and Gottschalks Credit Receivables Corporation	Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 1-09100)
10.42	Amendment to Employment Agreement dated December 3, 2001 by and between Gottschalks Inc. and James R. Famalette (*)	Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 1-09100)
10.43	Credit Agreement dated January 31, 2002 by and among Gottschalks Inc., General Electric Capital Corporation and The CIT Group/Business Credit	Current Report on Form 8-K dated January 31, 2002
10.44	Credit Facilitation Agreement dated February 22, 2002 by and between Gottschalks Inc. and The Harris Company	Current Report on Form 8-K/A (Amendment No. 2) dated February 22, 2002 (File No. 1-09100)
10.45	First Amendment to Credit Agreement dated February 22, 2002 by and among Gottschalks Inc., General Electric Capital Corporation and The CIT Group/Business Credit	Current Report on Form 8-K/A (Amendment No. 2) dated February 22, 2002 (File No. 1-09100)
10.46	Credit Agreement dated March 22, 2002 by and between Gottschalks Inc. and KIMCO Capital Corp.	Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 1-09100)
10.47

Second Amendment to Credit Agreement dated March 22, 2002 by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, LaSalle Retail Finance and Foothill Capital Corporation

Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 1-09100)
10.48

Third Amendment to Credit Agreement dated April 30, 2002, by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, LaSalle Retail Finance and Foothill Capital Corporation

Current Report on Form 8-K dated May 6, 2002
10.49	First Amendment to Credit Facilitation Agreement dated May 29, 2002, by and between Gottschalks Inc. and Harris	Current Report on Form 8-K dated May 29, 2002
10.50	Second Amendment to Credit Facilitation Agreement dated August 29, 2002, by and between Gottschalks Inc. and Harris	Current Report on Form 8-K dated August 29, 2002
10.51	Third Amendment to Credit Facilitation Agreement dated January 10, 2003, by and between Gottschalks Inc. and Harris	Current Report on Form 8-K dated January 10, 2003
10.52	Purchase and Sale Agreement dated January 30, 2003 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Household Bank (SB), N.A.	Current Report on Form 8-K dated January 31, 2003
10.53	Interim Servicing Agreement dated January 30, 2003 by and between Gottschalks Inc. and Household Bank (SB), N.A.	Current Report on Form 8-K dated January 31, 2003
10.54	Credit Card Program Agreement dated January 30, 2003 by and between Gottschalks Inc. and Household Bank (SB), N.A.	Current Report on Form 8-K dated January 31, 2003
10.55	Amendment to Amended and Restated Receivables Purchase Agreement dated January 31, 2003 by and between Gottschalks Inc. and Gottschalks Credit Receivables Corporation	Current Report on Form 8-K dated January 31, 2003
10.56

Consent and Fourth Amendment to Credit Agreement dated January 30, 2003 by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, Inc., LaSalle Retail Finance, and Foothill Capital Corporation

Current Report on Form 8-K dated January 31, 2003
10.57

Fifth Amendment to Credit Agreement dated January 30, 2003 by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, Inc., LaSalle Retail Finance, and Foothill Capital Corporation.

Current Report on Form 8-K dated January 31, 2003
10.58	Acknowledgement, Release and Amendment to Credit Agreement dated January 30, 2003 by and between Gottschalks Inc. and Kimco Capital Corp.	Current Report on Form 8-K dated January 31, 2003
21.	Subsidiary of the Registrant	Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 1-09100)
23.	Independent Auditors' Consent	Filed electronically herewith

(*) Management contract, compensatory plan or arrangement.

(**) These loans were retired with proceeds from a mortgage loan completed on March 22, 2002 (See Exhibit 10.46)

(b) Reports on Form 8-K -- The Company filed the following Reports on Form 8-K during the fourth quarter of fiscal 2002:

The Company filed a Form 8-K dated January 10, 2003, pursuant to Item 5, Other Events, describing the Third Amendment to the Credit Facilitation Agreement by and between the Company and Harris.

The Company filed a Form 8-K dated January 31, 2003, pursuant to Item 2, Acquisition or Disposition of Assets, describing the sale of receivables to Household and the related agreements regarding interim servicing and the ongoing credit card program.

(c) Exhibits -- The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedule--The response to this portion of Item 15 is submitted as a separate section of this report.

ANNUAL REPORT ON FORM 10-K

ITEM 8, 15(a)(1) and (2), (c) and (d)

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED FEBRUARY 1, 2003

GOTTSCHALKS INC. AND SUBSIDIARY

FRESNO, CALIFORNIA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
of Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiary (the "Company") as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gottschalks Inc. and Subsidiary at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

In addition, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for early extinguishment of debt and retroactively restated fiscal 2001 consolidated financial statements for the change.

/s/ Deloitte & Touche LLP

Fresno, California
April 30, 2003

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        February 1,  February 2,
                                                           2003         2002
                                                        -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash................................................ $     6,215  $     2,741
  Retained interest in receivables sold...............                   19,222
  Receivables - net...................................      10,641       11,331
  Merchandise inventories.............................     164,615      161,041
  Other...............................................      12,614       17,171
                                                        -----------  -----------
    Total current assets..............................     194,085      211,506

PROPERTY AND EQUIPMENT - net..........................     139,888      153,200

OTHER ASSETS:
  Goodwill - net......................................       7,501        7,635
  Other intangibles - net.............................         658        9,148
  Other...............................................       6,597       10,704
                                                        -----------  -----------
                                                            14,756       27,487
                                                        -----------  -----------
                                                       $   348,729  $   392,193
                                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses......... $    79,973  $    77,957
  Revolving line of credit............................      28,845       20,908
  Current portion of long-term debt...................       1,719        5,525
  Current portion of capitalized lease obligations....       2,970        2,738
  Deferred income taxes...............................         629
                                                        -----------  -----------
    Total current liabilities.........................     114,136      107,128

LONG-TERM OBLIGATIONS, less current portion...........      75,097      110,216

OTHER LIABILITIES.....................................      18,917       18,199

DEFERRED INCOME TAXES.................................      12,266       16,832

SUBORDINATED NOTE PAYABLE TO AFFILIATE - net..........      21,989       21,646

COMMITMENTS AND CONTINGENCIES (Notes 8 and 16)

STOCKHOLDERS' EQUITY:
  Common stock, par value of $.01 per share;
    30,000,000 shares authorized; 12,801,669
    and 12,726,364 issued.............................         128          127
  Additional paid-in capital..........................      71,313       71,189
  Retained earnings...................................      34,883       46,856
                                                        -----------  -----------
                                                           106,324      118,172
                                                        -----------  -----------
                                                       $   348,729  $   392,193
                                                        ===========  ===========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                               2002        2001        2000
                                            ----------  ----------  ----------
Net sales................................. $  691,428  $  710,702  $  663,868
Net credit revenues.......................      8,225       8,420       9,150
Net leased department revenues............      3,557       4,093       3,948
                                            ----------  ----------  ----------
    Total revenues........................    703,210     723,215     676,966
                                            ----------  ----------  ----------
Costs and expenses:
  Cost of sales...........................    457,095     470,281     433,724
  Selling, general and
    administrative expenses...............    218,797     223,926     201,765
  Depreciation and amortization...........     14,259      14,123      11,505
  Asset impairment charges................     10,867          --          --
  Store closure costs.....................      3,436         729          --
  Receivables sale costs..................      1,749          --          --
  New store pre-opening costs.............         --          --       6,183
                                            ----------  ----------  ----------
     Total costs and expenses.............    706,203     709,059     653,177
                                            ----------  ----------  ----------
Operating income (loss)...................     (2,993)     14,156      23,789
                                            ----------  ----------  ----------
Other (income) expense:
  Interest expense........................     15,883      14,364      13,750
  Losses on early extinguishment of debt..      3,695         696          --
  Miscellaneous income....................     (1,808)     (1,595)     (1,414)
                                            ----------  ----------  ----------
                                               17,770      13,465      12,336
                                            ----------  ----------  ----------
Income (loss) before income taxes.........    (20,763)        691      11,453

Income tax expense (benefit)..............     (8,790)        266       4,374
                                            ----------  ----------  ----------

Net income (loss)......................... $  (11,973) $      425  $    7,079
                                            ==========  ==========  ==========
Net income (loss) per common share
 (basic and diluted)
                                           $    (0.94) $     0.03  $     0.56
                                            ==========  ==========  ==========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                  Common Stock   Additional
                            -------------------   Paid-in    Retained
                              Shares     Amount   Capital    Earnings    Total
                            -----------  ------  ----------  ---------  --------
BALANCE, JANUARY 29, 2000.. 12,596,837  $  126  $   70,760  $  39,352  $110,238
  Net income...............         --      --          --      7,079     7,079
  Shares issued under
   stock purchase plan.....     59,932       1         255         --       256
                            -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 3, 2001.. 12,656,769     127      71,015     46,431   117,573
  Net income...............         --      --          --        425       425
  Shares issued under
   stock purchase plan.....     69,595      --         174         --       174
                            -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 2, 2002.. 12,726,364  $  127  $   71,189  $  46,856  $118,172
  Net loss.................                                   (11,973)  (11,973)
  Shares issued under
   stock purchase plan.....     75,305       1         124                  125
                            -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 1, 2003.. 12,801,669  $  128  $   71,313  $  34,883  $106,324
                            ===========  ======  ==========  =========  ========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                 2002       2001       2000
                                                               ---------  ---------  ---------
OPERATING ACTIVITIES:
Net income (loss)............................................ $ (11,973) $     425  $   7,079
Adjustments:
  Depreciation and amortization..............................    14,259     14,123     11,505
  Deferred income taxes......................................    (2,613)      (300)     3,522
  Amortization of deferred income and
    other deferred items.....................................       718     (1,017)    (1,695)
  Provision for credit losses................................       825      1,247      1,025
  Asset impairment charges...................................    10,867
  Store closure costs........................................     3,436        729
  Net loss from sale of assets...............................       131        122        151
  Other non-cash items, net..................................      (139)     1,777        604
Decrease (increase) in assets, excluding effect
  of business acquisition:
     Receivables.............................................    (2,972)    (3,275)    (2,017)
     Merchandise inventories.................................    (2,370)    24,951    (54,409)
     Other current and long-term assets......................     9,420      4,997     (7,824)
Increase (decrease) in liabilities,
  excluding effect of business acquisition:
     Trade accounts payable and accrued expenses.............     5,951     (2,372)    16,039
     Other current and long-term liabilities.................    (4,669)     2,123     (5,306)
                                                               ---------  ---------  ---------
         Net cash provided by (used in) operating activities.    20,871     43,530    (31,326)

INVESTING ACTIVITIES:
Available-for-sale securities:
  Maturities.................................................  (383,147)  (345,638)  (330,131)
  Purchases..................................................   377,982    344,269    321,416
Purchases of property and equipment..........................    (8,279)   (18,683)   (29,635)
Acquisitions of assets and business..........................                         (19,522)
Proceeds from sale of lease rights, fixtures and equipment...     1,010      1,306
Proceeds from investment in limited partnership..............       216        194        194
                                                               ---------  ---------  ---------
        Net cash used in investing activities................   (12,218)   (18,552)   (57,678)

FINANCING ACTIVITIES:
Net proceeds (repayments) under retired revolving
  credit facility............................................             (112,828)    57,349
Net proceeds (repayments) from new revolving credit facility.   (37,062)    95,908
Proceeds from sale of credit card accounts receivable........   100,319         --         --
Net proceeds from 2000-1 Series Certificates.................        --      2,000     18,000
Principal payments on retired 1999-1 Series Certificate......   (53,000)        --         --
Principal payments on retired 2000-1 Series Certificate......   (20,000)        --         --
Proceeds from sale and leaseback transactions................     1,334      8,116         --
Proceeds from long-term obligations..........................    20,010      4,000     10,000
Principal payments on long-term obligations..................   (14,737)    (8,419)    (6,016)
Changes in cash management liability.........................    (1,195)    (7,610)    11,433
Debt issuance costs..........................................      (973)    (6,405)    (1,091)
Proceeds from sale of stock under employee
  stock purchase plan........................................       125        174        255
                                                               ---------  ---------  ---------
Net cash provided by (used in) financing activities..........    (5,179)   (25,064)    89,930
                                                               ---------  ---------  ---------
INCREASE (DECREASE) IN CASH..................................     3,474        (86)       926
CASH AT BEGINNING OF YEAR....................................     2,741      2,827      1,901
                                                               ---------  ---------  ---------
CASH AT END OF YEAR.......................................... $   6,215  $   2,741  $   2,827
                                                               =========  =========  =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:
  Acquisition of equipment under capital leases.............. $          $     233  $     411
                                                               =========  =========  =========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of February 1, 2003, the Company operated 69 full-line department stores located in six Western states, with 39 stores located in California, 17 in Washington, 6 in Alaska, 3 in Oregon and 2 in both Nevada and Idaho. The Company also operated 12 specialty stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, and also a wide array of home furnishings, including domestics, china, housewares, small electrics and, in certain locations, furniture and mattresses.

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

Principles of Consolidation - The accompanying financial statements include the accounts of Gottschalks Inc., and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2002, 2001 and 2000 ended on February 1, 2003, February 2, 2002 and February 3, 2001, respectively. Fiscal 2002 and 2001 each included 52 weeks. Fiscal 2000 included 53 weeks.

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

Net leased department revenues consist of rental income from lessees and sub-lessees. Sales generated in such leased departments totaled $24,878,000, $28,933,000 and $27,738,000 in 2002, 2001 and 2000, respectively.

Transfers and Servicing of Financial Assets - On January 31, 2003, the Company terminated its receivables securitization program and sold substantially all of its customer credit card receivables to Household Bank (SB), N.A. ("Household") (Note 2).

At that time the Company also entered into an interim servicing agreement to service the receivables on behalf of Household until such time as they are able to convert the accounts to their systems and a program agreement whereby the Company will participate in revenues generated from the portfolio. The transaction was accounted for as a sale of financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Servicing fees to be received under the interim servicing agreement are considered to approximate the fair value of the cost to service the receivables during the interim servicing period, expected to be not more than 120 days, resulting in no servicing asset or liability. A portion of the program fees to be paid represents residual interest in the assets transferred at the time of the transaction. Accordingly, the Company recorded an interest only strip in the amount of $312,000 that will be amortized as a charge to results of operations over the estimated life of the underlying assets sold on the transaction date.

Prior to January 31, 2003, the Company accounted for the transfer and sale of receivables pursuant to its receivables securitization program in accordance with SFAS No. 140. SFAS No. 140 required the Company to recognize gains and losses on transfers of financial assets (securitizations) that qualified as sales and to recognize as assets certain financial components that were retained as a result of such sales, which consisted primarily of the retained interest in receivables sold and the retained rights to future interest income from the serviced assets in excess of the contractually specified servicing fee (interest-only strips). The estimated cost to service the assets was equal to the contractually specified servicing fee, resulting in no servicing asset or liability at February 2, 2002.

The retained interest in receivables sold was initially recorded at the date of the sale by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values. Any gain or loss on the sale was dependent upon the allocation of the previous carrying amount of the receivables sold to the retained interests. Retained interests were subsequently carried at their respective fair values, which were estimated based upon the present value of the expected future cash flows, calculated using management's best estimates of key assumptions about anticipated credit losses, account repayment speeds, discount rates and other factors necessary to derive estimates of fair value.

The certificated portion of the retained interest was considered readily marketable and was classified as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Due to the short-term revolving nature of the credit card portfolio, the carrying value of the Company's retained interest approximated its fair value, resulting in no unrealized gains or losses.

Receivables - As of February 1, 2003, receivables consist of vendor claims. As of February 2, 2002, receivables consist primarily of customer credit card receivables that did not meet certain eligibility requirements of the Company's receivables securitization program and vendor claims (Note 2).

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method is equal to the LIFO value of inventories at February 1, 2003 and February 2, 2002. The Company includes in inventory the capitalization of certain indirect buying handling and distribution costs to better match these costs with the related sales.

Store Closure Costs - In the event a store is closed before its lease has expired, the remaining lease obligation after the closing date (less anticipated sublease rental income or proceeds from lease settlements, if any), asset impairment charges related to furniture, fixtures and equipment, leasehold improvements, goodwill and leasehold interests are expensed in the period in which management determines to close it. Severance and other incremental costs associated with a store closure are expensed as incurred.

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

Software Development Costs - Costs associated with the acquisition or development of software for internal use that meet the criteria of AICPA Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" are capitalized and amortized over the expected useful life of the software, which generally ranges from 3 to 10 years. Software development costs capitalized under SOP No. 98-1 in fiscal 2002 and 2001 totaled $673,000 and $1,057,000, respectively. No such costs were capitalized in 2000. In 2002, the Company completed and placed in service all information systems projects to which such costs were capitalized and commenced the amortization of such costs over their estimated useful lives at that time. Amortization of such costs in fiscal 2002 was $260,000. There was no amortization of software development costs in 2001 or 2000.

Goodwill - The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective the beginning of fiscal 2002 and discontinued the amortization of previously recorded goodwill as of that date (Note 5). During the first six months of fiscal 2002, as required by the statement, the Company performed an initial impairment review of goodwill. The Company also performed the required annual impairment review of goodwill for fiscal 2002. As a result of these reviews, the Company concluded that there was no impairment charge as of the respective measurement dates.

Leasehold Interests - Leasehold interests associated with acquired leases are amortized on a straight-line basis over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 1 to 40 years.

Cash Management Liability - Under the Company's cash management program, checks issued by the Company and not yet presented for payment frequently result in overdraft balances for accounting purposes. Such amounts represent interest-free, short-term borrowings by the Company.

Deferred Income - Deferred income consists primarily of donated land and cash incentives received to construct a store and enter into a lease arrangement, and the prepaid program fee arising from the receivables sale to Household. Land contributed to the Company is included in land and recorded at appraised fair market values. Deferred income relating to contributed land is amortized over the average depreciable life of the related fixed assets built on the land for locations that are owned by the Company, and over the minimum lease periods of the related building leases with respect to locations that are leased by the Company, ranging from 10 to 32 years. Beginning in fiscal 2003, the prepaid program fee will be amortized over the five-year term of the program agreement. Deferred income, net of accumulated amortization, totaling $14,837,000 and $13,340,000 as of February 1, 2003 and February 2, 2002, respectively, is included in other long-term liabilities.

Deferred Lease Payments - Certain of the Company's department store operating leases provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the respective lease terms and records the difference between rental expense and amounts paid under the leases as deferred lease payments. Deferred lease payments, totaling $3,778,000 at February 1, 2003 and $4,162,000 at February 2, 2002, are included in other liabilities.

Advertising Costs - Advertising costs, totaling $31,245,000, $33,053,000 and $30,111,000 in 2002, 2001 and 2000, respectively, are included in selling, general and administrative expenses for financial reporting purposes and are expensed when the related advertisement first takes place. Cash payments and credits received from vendors to reimburse advertising costs are recorded as reductions of advertising costs.

Income Taxes - Deferred tax assets and liabilities are generally recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, determined based on the differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards, and by using enacted tax rates in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that the carrying amounts of deferred tax assets will not be fully realized.

Stock-Based Compensation - At February 1, 2003, the Company has two stock-based employee compensation plans, which are more fully described in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model, which is more fully described in Note 13.

(In thousands, except per share data)               2002       2001       2000
-----------------------------------------------   --------   --------   --------
Net income (loss) as reported.................. $ (11,973) $     425  $   7,079
Deduct: Total stock-based compensation expense
  determined under fair value based method
  for all awards, net of related tax effects...      (347)      (527)      (823)
                                                  --------   --------   --------
Pro forma net income (loss).................... $ (12,320) $    (102) $   6,256
                                                  ========   ========   ========

Earnings (loss) per share (basic and diluted):
  As reported.................................. $   (0.94) $    0.03  $    0.56
  Pro-forma.................................... $   (0.97) $   (0.01) $    0.50

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets other than goodwill, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved, and in some cases, the expected proceeds from the sale or sublease of a particular asset, or independent appraisals. In 2002, the Company recognized asset impairment charges of $10,867,000 relating to underperforming stores (Note 10) and $3,158,000 in connection with the closure of six stores (Note 9). In 2001, the Company recognized asset impairment charges of $775,000 in connection with the closure of six stores (Note 9). There were no asset impairment charges recognized in 2000.

Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, receivables, notes receivable, the interest only strip arising from the sale of receivables to Household, trade payables and other accrued expenses, revolving line of credit and letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The retained interest in receivables sold, the retained right to future interest income under the securitization program (interest-only strip) and the Subordinated Note are carried at their estimated fair values. The following methods and assumptions were used to estimate the fair values for each remaining class of financial instruments:

Long-Term Obligations - The fair values of the Company's mortgage loans and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of $38,943,000 and $31,323,000 at February 1, 2003 and February 2, 2002, had estimated fair values of $41,639,000 and $33,112,000 at February 1, 2003 and February 2, 2002, respectively.

Off-Balance Sheet Financial Instruments - The Company's off-balance sheet financial instruments consisted primarily of certificates issued under the securitization program. The estimated fair value of the fixed rate certificate, based on similar issues of certificates at current rates for the same remaining maturities, with a face value of $53,000,000 as of February 2, 2002 was $51,573,000. The estimated fair values of the floating rate certificates approximated their reported values due to the variable interest rate underlying those instruments. The securitization program was terminated on January 31, 2003.

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

Segment Reporting - The Company operates in one reportable segment.

Comprehensive Income - There were no items of other comprehensive income in 2002, 2001 or 2000, and therefore net income is equal to comprehensive income for each of those years.

Recently Issued Accounting Standards - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will adopt SFAS No. 143 effective the beginning of fiscal 2003 and does not currently expect that its adoption will have a significant effect on the Company's financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, eliminates the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30. Any such gain or loss that would not have met the APBO No. 30 criteria is retroactively reclassified and reported as a component of income before extraordinary item. The Company has determined that its previously-recognized loss from the early extinguishment of debt that occurred in fiscal 2001 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously-reported loss from the early extinguishment of debt has been retroactively reclassified and is now reported as a component of income before income taxes. The Company has also determined that the fiscal 2002 loss from the early extinguishment of debt does not meet the APBO No. 30 criteria for extraordinary item classification, and accordingly such 2002 loss is reported as a component of income before income taxes.

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

In November 2002, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor". The Company will adopt the provisions of EITF 02-16 effective with the beginning of fiscal 2003 and does not expect its adoption will have a significant impact on the Company's financial position or results of operations.

Reclassifications - Certain amounts in the accompanying 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

2. SALE OF RECEIVABLES AND RECEIVABLES

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household, the Company sold substantially all of its private label credit card accounts and the related accounts receivable to Household. The $102,819,000 purchase price was paid in cash at closing, $100,319,000 of which was allocated to the purchase of such credit card accounts and receivables and $2,500,000 of which comprised prepaid program revenue. Proceeds from the sale were used to pay in full $73,225,000 principal and accrued interest due to the Series 1999-1 and Series 2000-1 certificateholders under the Company's accounts receivable securitization program plus $3,362,000 in prepayment penalties. The remaining proceeds of $26,233,000 and $3,845,000 of cash remaining on deposit in certain bank accounts relating to the securitization was released to the Company at closing. All of the $30,078,000 released to the Company was applied as a reduction of outstanding borrowings under the Company's revolving credit facility. Concurrently, the Company's obligation to sell its accounts receivable to the securitization trust was terminated pursuant to Amendment No. 1 to the Amended and Restated Receivables Purchase Agreement between the Company and GCRC. Fiscal 2002 results of operations include a charge for receivables sale costs of $1,749,000.

In connection with the sale, on January 31, 2003 the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company will continue to service the credit card receivables until such time that Household takes over their servicing (the "Conversion Date"). The planned Conversion Date is currently May 14, 2003, but such date may be extended to June 1, 2003 upon notice from Household to the Company. Household is compensating the Company for providing the services during the interim servicing period. The Company believes this compensation will at least be equal to the cost of providing such services.

The CCA sets forth the terms and conditions under which Household will issue credit cards to the Company's customers and pay the Company for sales made on the cards. Under the terms of the CCA, the Company is required to perform certain duties, including the duties to receive in-store customer payments on behalf of Household and remit such payments to Household. The CCA has a term of five (5) years and is cancelable earlier by either party under certain circumstances. The CCA further provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). The Company believes the amounts received under the CCA, including the amortization of the prepaid program revenue, will equal or exceed the net revenues from its former in-house credit card operations, net of operating expenses and interest expense.

In connection with the sale the Company recorded receivable sale transaction costs of $2,062,000 including consulting, legal, and other fees, and the net non-cash write-off of the remaining accounts of GCRC. These charges are partially offset by a $313,000 interest only strip that will be amortized over the estimated life of the underlying assets sold (estimated to be approximately five months). The interest only strip represents the portion of the initial program fees to be received that is considered a residual interest in the assets sold.

In addition to the receivable sale transaction costs, the Company recorded a loss on the extinguishment of debt of $3,695,000 arising from securitization program prepayment penalties and the write-off of unamortized deferred loan fees related to the program.

Receivables Securitization Program

Prior to the termination of the receivables securitization program on January 31, 2003, the Company conveyed all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly-owned subsidiary, GCRC. Those receivables that met certain eligibility requirements of the program were simultaneously conveyed to Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. GCC Trust was a qualified special purpose entity under SFAS No. 140, and was not consolidated in the Company's financial statements. The transfer of receivables under the program were accounted for as sales for financial reporting purposes under SFAS No. 140, and as such, the transferred receivables were removed from the Company's balance sheet at the time of the transfer. Securities issued under the program were issued by GCC Trust, which was not consolidated in the Company's financial statements. Certain of the securities issued by GCC Trust represented the Company's retained interest in the receivables sold. The Company also retained receivables that were ineligible for transfer to GCC Trust. The Company serviced and administered the portfolio for a 3% per annum monthly servicing fee, which totaled $2,301,000 in 2002, $2,254,000 in 2001 and $1,926,000 in 2000. Under the program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, were first used to pay certain costs of the program, which included the payment of principal (when required) and interest to the investors, and monthly servicing fees to the Company. Any excess cash flows were then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company.

On March 1, 1999, GCC Trust issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series Certificate") to a single investor through a private placement. Interest on the 1999-1 Series Certificate was earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66%.

On November 16, 2000, GCC Trust issued a $24.0 million Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series Certificates"). Upon the expiration of the original 2000-1 Series Certificate, GCC Trust issued two new 2000-1 Series Certificates on November 15, 2001 in an aggregate principal amount of up to $20.0 million. The Company borrowed against the 2000-1 Series Certificates on a revolving basis, similar to a revolving line of credit arrangement, and such borrowings bore interest at variable rates equal to the one-month LIBOR rate plus 2.75%, with a minimum rate of 5.0%. Borrowings against the Series 2000-1 Certificates were limited to a specified percentage of the outstanding balance of receivables underlying the certificates, and therefore varied depending on seasonal fluctuations in the underlying receivables.

The Company retained a beneficial ownership interest in certain of the receivables transferred under the program, represented by Exchangeable and Subordinated Certificates, and also retained an uncertificated ownership interest in the retained right to receive future interest income (interest-only strip) and other receivables that did not meet certain eligibility requirements of the program. These retained interests were pledged as collateral under the Company's senior revolving credit facility (see Note 6). The fair value of the retained interests totaled $19,222,000 at February 2, 2002.

As of February 2, 2002, the outstanding balance of the serviced portfolio totaled $94,829,000, with $3,442,000 of that amount in delinquency as of that date. Delinquent receivables are defined as any account for which the required minimum payment has not been received for more than 30 days. Credit losses as a percentage of net sales were 0.69%, 0.64% and 0.55% in 2002, 2001 and 2000, respectively.

Receivables

Receivables, including customer credit card receivables that did not meet certain eligibility requirements of the receivables securitization program, and receivables from vendors, consists of the following:

                                                    February 1, February 2,
(In thousands)                                         2003        2002
--------------------------------------------------  ----------  ----------
Credit card receivables........................... $       --  $    3,942
Vendor claims.....................................     10,722       7,834
                                                    ----------  ----------
                                                       10,722      11,776

Less allowance for doubtful accounts..............        (81)       (445)
                                                    ----------  ----------
                                                   $   10,641  $   11,331
                                                    ==========  ==========

Net Credit Revenues

Net credit revenues associated with the Company's credit card receivable portfolio, including securitized receivables, consists of the following:

(In thousands)                                   2002        2001        2000
--------------------------------------------  ----------  ----------  ----------
Service charge revenues..................... $   17,813  $   17,817  $   16,832
Interest expense on securitized receivables.     (4,863)     (4,902)     (4,425)
Charge-offs on receivables sold and
  provision for credit losses on
  receivables ineligible for sale...........     (4,821)     (4,550)     (3,642)
Gain on sale of receivables.................         96          55         385
                                              ----------  ----------  ----------
                                             $    8,225  $    8,420  $    9,150
                                              ==========  ==========  ==========

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              February 1, February 2,
(In thousands)                                   2003        2002
--------------------------------------------  ----------  ----------
Furniture, fixtures and equipment........... $  113,188  $  112,003
Buildings and leasehold improvements........     84,545      87,426
Land........................................     15,185      15,185
Buildings and equipment under
  capital leases............................     18,720      17,954
Construction in progress....................      1,223       4,553
                                              ----------  ----------
                                                232,861     237,121
Less accumulated depreciation
  and amortization..........................    (92,973)    (83,921)
                                              ----------  ----------
                                             $  139,888  $  153,200
                                              ==========  ==========

4. GOODWILL AND INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective February 3, 2002 and discontinued the amortization of previously recorded goodwill as of that date. Previously recorded goodwill arising from the Lamonts acquisition in 2000 of $0.6 million as of February 2, 2002, has been reallocated to property and equipment. The remainder of the Company's previously recorded goodwill, net of accumulated amortization, totaled $7.6 million as of February 2, 2002. The majority of goodwill arose from the acquisition of nine stores (one of which was subsequently closed as planned) in a business combination which occurred in 1998 and the remainder was attributable to a store acquired in a business combination which occurred in 1987. These acquired stores had a history of profitability prior to their acquisition and have continued to generate operating profit in excess of the Company average store operating profit.

The Company has completed step one of the two-step process prescribed by SFAS No. 142 to test its previously recorded goodwill for impairment and has determined that each store location represents a reporting unit for such purpose. As part of this process the Company allocated associated goodwill to relevant reporting units. The Company engaged an independent third party to provide estimates of the fair value of the reporting units and compared such estimated fair values to the net carrying values of the reporting units. As a result of this process the Company concluded that there was no impairment as of the measurement dates of February 2, 2002 and November 2, 2002. In addition there have been no events or changes in circumstances since November 2, 2002 that would indicate that a potential impairment has arisen. Accordingly, step two of the SFAS No. 142 process is unnecessary.

The following table shows the pro-forma effect for 2001 and 2000 of no longer amortizing goodwill:

(In thousands, except per share data)             2002       2001       2000
---------------------------------------------   --------   --------   --------
Net income (loss):
   Net income (loss) as reported............. $ (11,973) $     425  $   7,079
   Goodwill amortization, net of related
    income tax benefit.......................        --        350        342
                                                --------   --------   --------
Adjusted net income (loss)................... $ (11,973) $     775  $   7,421
                                                ========   ========   ========

Net income (loss) per share (basic and diluted):
   Net income (loss) as reported............. $   (0.94) $    0.03  $    0.56
   Goodwill amortization, net of related
    income tax benefit.......................        --       0.03       0.03
                                                --------   --------   --------
Adjusted net income (loss)................... $   (0.94) $    0.06  $    0.59
                                                ========   ========   ========

SFAS No. 142 also requires disclosure of intangible assets which are subject to amortization. As of February 1, 2003 and February 2, 2002, the following lease-related interests are classified as intangible assets:

                                                    February 1, February 2,
(In thousands)                                         2003        2002
--------------------------------------------------  ----------  ----------
Intangible assets - leasehold interests........... $      509  $    9,940
Accumulated accretion (amortization)..............        149        (792)
                                                    ----------  ----------
Net............................................... $      658  $    9,148
                                                    ==========  ==========

These leasehold interests relate to leases purchased in the Lamonts acquisition which were adjusted to reflect fair value. The underlying leases had lives of three to forty years. The decrease in leasehold interests in fiscal 2002 is primarily attributable to asset impairment charges and, to a lesser extent, store closing costs (see Notes 9 and 10).

During 2002, 2001 and 2000, amortization expense related to certain of these leasehold interests was $535,000, $424,000 and $113,000, respectively, net of accretion related to certain of these leasehold interests of $273,000, $341,000, and $298,000, respectively. The Company anticipates amortization on certain of these intangible assets of $57,000 in each of fiscal years 2003 through 2007. Additionally, the Company anticipates accretion on certain of these intangible assets of approximately $96,000 in 2003, $92,000 in 2004 and $86,000 in each of fiscal years 2005 through 2007.

5. TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Trade accounts payable and accrued expenses consist of the following:

                                              February 1, February 2,
(In thousands)                                   2003        2002
--------------------------------------------  ----------  ----------
Trade accounts payable...................... $   22,648  $   19,761
Cash management liability...................     15,005      13,850
Accrued expenses............................     23,010      22,303
Accrued payroll and related liabilities.....      7,179       7,870
Taxes, other than income taxes..............     12,115      11,503
Federal and state income taxes payable......         16       2,670
                                              ----------  ----------
                                             $   79,973  $   77,957
                                              ==========  ==========

6. DEBT

Senior Revolving Credit Facility

On February 1, 2002, the Company finalized a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent (the "GE facility"). The GE facility replaced the Company's previous revolving credit facility, which was scheduled to expire on March 31, 2002. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are limited to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $10.0 million of excess availability at all times, and other reserves that are in effect. As of February 1, 2003, outstanding borrowings under the facility totaled $58.8 million , and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $36.9 million. The Company classified a total of $30.0 million and $75.0 million as of February 1, 2003 and February 2, 2002, respectively, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates. Initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Fiscal 2001 results of operations include a $696,000 charge for the prepayment penalty and the write-off of unamortized loan fees related to the early retirement of the previous credit facility. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under this facility.

As of February 1, 2003, interest charged on amounts borrowed under the Tranche A revolving facility were at the prime rate plus 0.5% per annum (4.75% at February 1, 2003), or at the Company's option, at the applicable LIBOR rate plus 2.75.% per annum (4.11% at February 1, 2003). In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the Tranche A facility. Amounts borrowed under the Tranche B facility bear interest at prime plus 10%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime plus 0.00% or LIBOR plus 2.75%, to as high as prime plus 0.75%, or LIBOR plus 3.50%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and a minimum accounts payable to inventory ratio. In addition, the GE facility also does not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which has resulted in the maturity of that note automatically being extended to August 20, 2006. As of February 1, 2003, management believes the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

Long-Term Obligations

Long-term obligations consist of the following:

                                              February 1, February 2,
(In thousands)                                   2003        2002
--------------------------------------------  ----------  ----------
Revolving line of credit.................... $   30,000  $   75,000
9.39% mortgage loans payable, due 2010......     17,926      18,302
12.0% note payable, due 2005................     14,200          --
Capital lease obligations...................     10,613      12,156
Variable rate note payable, due 2005........      3,700          --
Variable rate note payable, due 2003
 (repaid March 2002)........................         --       5,278
Variable rate mortgage loan payable, due
  2003 (repaid March 2002)..................         --       3,533
9.97% mortgage loan payable, due 2004.......
 (repaid March 2002)........................         --       1,857
Other mortgage loans and notes payable......      3,347       2,353
                                              ----------  ----------
                                             $   79,786  $  118,479
  Less current portion......................      4,689       8,263
                                              ----------  ----------
                                             $   75,097  $  110,216
                                              ==========  ==========

On March 22, 2002, the Company entered into a $15.0 million financing with Kimco Capital Corp. (the "Kimco facility"). The Kimco facility is secured by first priority liens on three of the Company's owned stores and with subordinate liens on substantially all other assets of the Company securing the GE facility. Proceeds from the Kimco facility were used to repay previously existing mortgage loans on two of those properties and one term loan and to pay certain fees and costs associated with the transaction. The remaining $4.1 million of proceeds was used to reduce outstanding borrowings under the GE facility. The Kimco facility is co-terminus with the GE facility, with monthly principal payments of $80,000 plus interest at a fixed rate of 12% per annum, and a balloon payment upon maturity on January 31, 2005 of $12.4 million. In addition, on February 19, 2002, the Company completed a $1.0 million seven-year term loan financing of its corporate aircraft.

On May 24, 2002, the Company completed the financing of its ownership interest in the partnership that owns the Company's corporate headquarters. Proceeds from this transaction, totaling $3.7 million, were used to reduce outstanding borrowings under the GE facility. The related note payable bears interest at a variable rate of prime plus 1.5% per annum (5.75% at February 1, 2003), which is payable monthly. The $3.7 million principal portion of the note payable is due in full upon maturity on May 24, 2005.

The scheduled annual principal maturities of the Company's mortgage loans and notes payable are $1,719,000, $1,841,000, $16,924,000, $905,000 and $976,000 for 2003 through 2007, with $16,808,000 payable thereafter.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are charged to income as additional interest expense over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $4,481,000 at February 1, 2003 and $6,389,000 at February 2, 2002.

Interest paid, net of amounts capitalized, was $18,041,000 in 2002, $17,395,000 in 2001 and $17,713,000 in 2000. Capitalized interest expense was $159,000 in 2002, $209,000 in 2001 and $360,000 in 2000. The weighted- average interest rate charged on the Company's revolving line of credit was 5.47% in 2002, 5.48% in 2001 and 8.76% in 2000.

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants, if not waived, would cause a cross-default under the majority of all of the Company's debt agreements, including the GE facility. Management believes the Company was in compliance with all applicable financial covenants as of February 1, 2003.

7. SUBORDINATED NOTE PAYABLE TO AFFILIATE

The Company issued a Subordinated Note to Harris in the principal amount of $22,179,000 on August 20, 1998 as partial consideration for the Harris acquisition. (See Note 15.) The Subordinated Note, discounted to an effective interest rate of 10% at issuance, bears interest at a fixed rate of 8%, which is payable semi-annually. The principal portion of the Subordinated Note was originally due and payable on August 20, 2003, unless such payment would result in a default on any of the Company's other credit facilities, in which case its maturity would automatically be extended by three years to August 2006. Because the GE facility does not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, its maturity date was extended to August 20, 2006. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company. The discount on the Subordinated Note is being amortized as additional interest expense over the term of the note. The unamortized discount totaled $191,000 as of February 1, 2003 and $534,000 as of February 2, 2002. Interest paid to Harris totaled $2,117,000 in 2002, 2001 and 2000, respectively.

8. LEASES

The Company leases certain retail department stores, specialty stores, land, furniture and fixtures and equipment under capital and noncancellable operating leases that expire in various years through 2021. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years. The Company leases three of its department stores from El Corte Ingles ("ECI") of Spain. ECI is the parent company of Harris, and both Harris and ECI are affiliates of the Company. (See Note 15.) Rent paid or accrued to ECI totaled $864,000 in 2002, $872,000 in 2001 and $886,000 in 2000.

Future minimum lease payments as of February 1, 2003, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

                                               Capital    Operating
(In thousands)                                  Leases      Leases
--------------------------------------------  ----------  ----------
2003........................................ $    3,900  $   24,820
2004........................................      2,589      24,004
2005........................................      2,207      22,458
2006........................................      1,466      21,658
2007........................................        947      18,644
Thereafter..................................      3,156      88,450
                                              ----------  ----------
Total minimum lease payments................     14,265  $  200,034
  Amount representing interest..............     (3,652)  ==========
                                              ----------
Present value of minimum lease payments.....     10,613
  Less current portion......................     (2,970)
                                              ----------
                                             $    7,643
                                              ==========

Rental expense consists of the following:

(In thousands)                                   2002        2001        2000
--------------------------------------------  ----------  ----------  ----------
Operating leases:
  Buildings:
    Minimum rentals......................... $   17,206  $   17,052  $   15,946
    Contingent rentals......................      3,016       3,074       2,994
  Fixtures and equipment....................      1,618       1,972       2,342
                                              ----------  ----------  ----------
                                             $   21,840  $   22,098  $   21,282
                                              ==========  ==========  ==========

One of the Company's lease agreements contains a restrictive financial covenant pertaining to the debt to tangible net worth ratio with which management believes the Company was in compliance at February 1, 2003.

9. STORE ACQUISITIONS AND STORE CLOSINGS

On July 24, 2000, the Company entered into a definitive asset purchase agreement (the "Agreement") with Lamonts Apparel, Inc. ("Lamonts"). The Agreement, as subsequently amended, provided for the Company to acquire 37 of Lamonts' 38 store leases, related store fixtures and equipment, and one store building for a cash purchase price of $20,100,000. Concurrent with the closing of the transaction on July 24, 2000, the Company sold one of the store leases for $2,500,000, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17,600,000 for 34 store leases, related store fixtures and equipment, and one store building. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores are located in five Western states, with 19 stores in Washington, seven in Alaska, five in Idaho, two in Oregon and one in Utah. The newly acquired stores were converted to the Gottschalks banner, re-merchandised and re-opened in stages beginning in late August, with all stores completely open by September 7, 2000. The Company incurred $5,632,000 in 2000 of non-recurring new store pre-opening costs in connection with the re-opening of the stores.

The $17,600,000 net cash purchase price for the assets was partially financed with proceeds from a $10,000,000 note payable, with the remainder provided from the Company's revolving credit facility. Direct transaction costs include investment banking, legal and accounting fees and other costs. The asset acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired stores are included in the Company's financial statements from the acquisition date of July 24, 2000.

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
                                                    ==========

The Company closed six of the 34 acquired stores during the second quarter of 2001 that were determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. One of those stores was subsequently re-opened in the third quarter of fiscal 2001. As planned, the Company also discontinued the use of an outsourced distribution center facility located in Kent, Washington, in June 2001 and consolidated all of the Company's distribution functions into its distribution facility in Madera, California. One additional store was closed in January 2002. Net costs associated with closure of those stores and the outsourced distribution center facility totaled $729,000. This amount consists of estimated lease termination costs, non-cash asset impairment charges (including the write-off of allocated goodwill and leasehold interests), severance and other incremental costs associated with the closure of the stores totaling $2,035,000, less $1,306,000 of cash proceeds received as a result of the sale of lease rights, fixtures and equipment.

In June and December, 2002, the Company developed plans for the closure of another eight of the acquired stores. These stores were also determined to be either underperforming or inconsistent with the Company's long-term operating strategy. Two of these stores were closed in each of June 2002, January 2003 and February 2003 and one store was closed in each of March 2003 and April 2003. Net costs associated with the closure of these stores totaled $3,436,000. This amount consists of estimated lease termination costs, non-cash asset impairment charges, severance and other incremental costs associated with the store closings totaling $4,486,000, less $1,050,000 of cash proceeds received from the sale of lease rights and fixtures and equipment. After the eight store closures are completed, the Company will continue to operate 20 of the original 34 stores acquired from Lamonts. However, certain of those stores have continued to perform below expectations.

In the event the Company is unable to improve the operating performance of the remaining underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future. In the past, the Company has successfully improved the operating results and cash flows of other underperforming stores through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. However, there can be no assurance that these strategies will improve the operating results and cash flows of those remaining underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations.

As of February 1, 2003, the Company had a reserve for store closure costs totaling $618,000, which consisted primarily of estimated future lease obligations for two of the store locations closed in fiscal 2001 and the four locations closed fiscal 2003. In the event the Company is not successful in selling or subleasing the two locations closed in fiscal 2001 as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2003 or beyond, additional reserves for store closure costs, which may be material, may be incurred.

10. ASSET IMPAIRMENT CHARGES

During 2002, the Company recorded non-cash asset impairment charges of $10.9 million to write down long-lived assets related to certain underperforming stores, primarily former Lamonts locations. These charges consisted of $4.3 million of property and equipment, $6.5 million of leasehold interests and $0.1 million of goodwill. The charges were determined by comparing projected net operating cash flows, including estimated proceeds from the sale of certain assets, to the carrying value of the stores' long-lived assets. No such costs were recorded in 2001.

11. INCOME TAXES

The components of income tax expense (benefit) are as follows:

(In thousands)                                   2002        2001        2000
--------------------------------------------  ----------  ----------  ----------
Current:
  Federal................................... $   (5,394) $      127  $      302
  State.....................................       (783)        439         550
                                              ----------  ----------  ----------
                                                 (6,177)        566         852
                                              ----------  ----------  ----------
Deferred:
  Federal...................................     (3,115)         81       3,548
  State.....................................        502        (381)        (26)
                                              ----------  ----------  ----------
                                                 (2,613)       (300)      3,522
                                              ----------  ----------  ----------
                                             $   (8,790) $      266  $    4,374
                                              ==========  ==========  ==========

The principal components of deferred tax assets and liabilities are as follows (in thousands):

                                      February 1,             February 2,
                                         2003                    2002
                                ----------------------  ----------------------
                                Deferred    Deferred    Deferred    Deferred
                                   Tax         Tax         Tax         Tax
                                 Assets    Liabilities   Assets    Liabilities
                                ---------  -----------  ---------  -----------
Current:
  Accrued employee benefits... $   1,037  $            $   1,284  $
  Credit losses...............                               150
  State income taxes..........         1                     268
  LIFO inventory reserve......                 (2,115)                   (768)
  Supplies inventory..........                   (554)                   (675)
  Workers' compensation.......       678                   1,203
  Other items, net............     1,312         (988)     1,322       (1,460)
                                ---------  -----------  ---------  -----------
                                   3,028       (3,657)     4,227       (2,903)
                                ---------  -----------  ---------  -----------
Long-Term:
  Net operating loss and tax
    credit carryforwards......     6,378                   3,200
  State income taxes..........       612                     442
  Property and equipment......                (18,154)                (15,194)
  Accounting for leases.......       678       (2,985)       699       (2,723)
  Impaired assets.............     5,761
  Deferred income.............       675       (3,303)     1,103       (3,048)
  Valuation allowance.........    (1,438)                   (645)
  Other items, net............       858       (1,348)       424       (1,090)
                                ---------  -----------  ---------  -----------
                                  13,524      (25,790)     5,223      (22,055)
                                ---------  -----------  ---------  -----------
                               $  16,552  $   (29,447) $   9,450  $   (24,958)
                                =========  ===========  =========  ===========

Income tax expense (benefit) varies from the amount computed by applying the statutory federal income tax rate to income before income taxes. The reasons for this difference are as follows:

                                                  2002       2001       2000
---------------------------------------------   --------   --------   --------
Statutory rate...............................     (35.0)%     35.0%     35.0%
State income taxes, net of
 federal income tax benefit..................      (0.9)       5.5        3.0
General business credits.....................      (1.3)     (15.2)      (2.9)
Amortization of goodwill.....................                  5.8        0.4
Tax refund claims............................      (4.0)
Other items, net.............................      (1.1)       7.4        2.7
                                                --------   --------   --------
Effective rate...............................     (42.3)%     38.5%     38.2%
                                                ========   ========   ========

Realization of the total deferred tax assets of $16,552,000 is dependent upon generating sufficient taxable income in future periods.

At February 1, 2003, the Company has, for federal tax purposes, general business credits of $2,792,000 that expire in the years 2004 through 2022, and alternative minimum tax credits of $913,000 which may be used for an indefinite period. At February 1, 2003, the Company also has, for state tax purposes, $2,047,000 of enterprise zone credits which may be used for an indefinite period. These carryforwards are available to offset future taxable income. The Company established valuation allowances of $1,438,000 and $645,000 at February 1, 2003 and February 2, 2002, respectively, which relate primarily to certain tax credit carryforwards whose realizability is uncertain.

The Company received income tax refunds, net of payments, of $1,235,000 in 2002 and paid income taxes, net of refunds, of $1,526,000 in 2001 and $2,541,000 in 2000. The income tax refunds received in 2002 were, in part, attributable to a final settlement of certain federal net operating loss carryback refund claims filed with the Internal Revenue Service. The Company recognized a federal income tax benefit of $826,000 and interest income of $569,000 (included in miscellaneous income) in 2002 related to the federal income tax refund claims.

12. EARNINGS PER SHARE

Net earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

(Shares in thousands)                             2002       2001       2000
---------------------------------------------   --------   --------   --------
Weighted average number of
  shares - basic.............................    12,747     12,681     12,614
Effect of assumed option exercises...........                   10         18
                                                --------   --------   --------
Weighted average number of
  shares - diluted...........................    12,747     12,691     12,632
                                                ========   ========   ========

Options with an exercise price greater than the average market price of the Company's common stock during the period are excluded from the computation of the weighted-average number of shares on a diluted basis as such options are anti-dilutive. Anti-dilutive options were outstanding for 1,685,624, 1,335,720 and 924,728 shares as of the end of 2002, 2001 and 2000, respectively.

13. STOCK OPTION AND STOCK PURCHASE PLANS

The Company has certain stock option plans and an Employee Stock Purchase Plan, as described below. All of these plans have been approved by the Company's stockholders.

Stock Option Plans.

The Company has stock option plans for directors, officers and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over five years and expire ten years from the date of the grant. At February 1, 2003, options for 1,137,000 shares were available for future grants under the plans.

Option activity under the plans is as follows:

                             2002                 2001                 2000
                     -------------------- -------------------- --------------------
                                 Weighted-            Weighted-            Weighted-
                       Number    Average    Number    Average    Number    Average
                         of      Exercise     of      Exercise     of      Exercise
                       Shares     Price     Shares     Price     Shares     Price
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
  at beginning of
  year.............. 1,535,500  $   6.68  1,364,500  $   7.34    953,000  $   8.47
Granted.............   295,500      2.61    262,500      3.26    457,500      5.08
Cancelled...........  (118,000)     6.42    (91,500)     6.59    (46,000)     8.30
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
 at end of year..... 1,713,000  $   5.99  1,535,500  $   6.68  1,364,500  $   7.34
                     ==========  ======== ==========  ======== ==========  ========
Options exercisable
 at end of year..... 1,009,250  $   7.47    798,500  $   8.06    590,500  $   8.70
                     ==========  ======== ==========  ======== ==========  ========

Additional information regarding options outstanding as of February 1, 2003 is a follows:

                                Weighted-
                                 Average    Weighted-
                                Remaining    Average
    Range of         Number    Contractual  Exercise
 Exercise Prices  Outstanding  Life (yrs.)    Price
----------------- ------------ -----------  ---------
$1.62 to $4.63        637,500        8.71  $    3.22
$5.25 to $8.00        590,500        6.21  $    6.28
$8.13 to $10.87       485,000        3.71  $    9.26
----------------- ------------ -----------  ---------
$1.62 to $10.87     1,713,000        6.43  $    5.99
================= ============ ===========  =========

Employee Stock Purchase Plan.

The Company also has a statutory Employee Stock Purchase Plan, which allows its employees to purchase Company common stock at a 15% discount. Employees can purchase stock under the Plan through payroll deductions ranging from 1% to 10% of their annual compensation, up to a maximum of $21,250 per employee per year. A total of 500,000 shares were originally registered under the Plan, with 226,110 shares issued through February 1, 2003.

Accounting for Stock Based Compensation.

SFAS 123 requires the disclosure of pro forma net income and net income per share had the Company adopted the fair value method of accounting for stock-based compensation as of the beginning of 1995 (see Note 1). Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2002       2001       2000
                                         ---------  ---------  ---------
Risk-free interest rate................       2.3%      4.2%      4.8%
Expected dividend yield................        --         --         --
Expected volatility....................      57.0%    51.50%    51.21%
Expected option life (years)...........         5          5          5
Fair value of options granted..........     $1.09      $1.35      $3.01

As allowed by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculations. Accordingly the 2002, 2001 and 2000 pro-forma adjustments may not be indicative of future period pro- forma adjustments.

14. RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan ("Plan") which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. Beginning 2001, the Company amended the Plan to provide for a guaranteed annual match of 3%, including the ability for participants to earn an additional 1% depending on the Company's annual financial performance. The Company recognized $1,415,000, $1,454,000 and $1,073,000 in expense related to the Plan in 2002, 2001 and 2000, respectively.

15. TRANSACTIONS WITH AFFILIATES

Harris and ECI became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The purchase price for the assets consisted of 2,095,900 shares of the Company's common stock and a Subordinated Note Payable in the amount of $22,179,000, due August 2006. (See Note 7).

On February 22, 2002, the Company entered into a Credit Facilitation Agreement with Harris. Under the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to GE Capital in the amount of $7.0 million for the purpose of providing additional credit enhancement to the GE facility. The Harris letter of credit was used to collateralize standby letters of credit that were subsequently issued under the GE facility to key factors. During 2002, the Credit Facilitation Agreement was amended three times to provide for extensions of the expiration date of the Harris letter of credit. Under the terms of the third amendment, the Harris letter of credit was cancelled and the Credit Facilitation Agreement was terminated as a result of the closing of the sale of receivables to Household.

16. COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company presently has no commitments to open or remodel any stores in fiscal 2003. As of February 1, 2003, the Company had issued a total of $11.3 million of standby letters of credit and documentary letters of credit totaling $2.0 million. The standby letters of credit were issued to secure credit lines with key factors and to provide collateral for a workers compensation insurance policy. The factor letters of credit currently expire at the end of June 2003. Management believes the likelihood of any draws under the standby letters of credit are remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

The Company had no outstanding standby or documentary letters of credit as of February 2, 2002.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

GOTTSCHALKS INC. AND SUBSIDIARY

                                                    ADDITIONS
                                          ------------------------
          COL. A               COL. B       COL. C        COL. D         COL. E          COL. F
---------------------------  -----------  ----------     ---------     -----------     -----------
                                                          Charged
                             Balance at   Charged to     to Other                      Balance at
                              Beginning   Costs and      Accounts      Deductions        End of
Description                   of Period    Expenses      Describe       Describe         Period
---------------------------  -----------  ----------     ---------     -----------     -----------
Year ended February 1, 2003:

  Allowance for doubtful
    accounts............... $   354,544  $  825,061 (1) $             $(1,179,605)(2) $
  Store closure reserve.... $   529,000  $  581,000 (3) $             $  (492,000)(4) $   618,000
  Deferred tax asset
    valuation allowance.... $   645,000  $  793,000 (5) $             $               $ 1,438,000
  Allowance for vendor
    claims receivable...... $    91,000  $              $             $   (10,000)(6) $    81,000

Year ended February 2, 2002:

  Allowance for doubtful
    accounts............... $   368,634  $1,247,269 (1) $             $(1,261,359)(2) $   354,544
  Store closure reserve.... $        --   2,035,000 (3) $             $(1,506,000)(4) $   529,000
  Deferred tax asset
    valuation allowance.... $        --  $  645,000 (5) $             $               $   645,000
  Allowance for vendor
    claims receivable...... $    86,000  $    5,000 (7) $             $               $    91,000

Year ended February 3, 2001:

  Allowance for doubtful
    accounts............... $   406,688  $1,024,964 (1) $             $(1,063,018)(2) $   368,634
  Allowance for vendor
    claims receivable...... $    90,000  $              $             $    (4,000)(6) $    86,000

    Represents the provision for credit losses on receivables ineligible for sale.

    Represents uncollectible accounts written off, net of recoveries, pertaining to receivables ineligible for sale. The 2002 amount includes $389,000 representing the write-off of the remaining allowance at the date of the receivables sale to Household.

    Represents costs incurred for store closures in 2002 and 2001 and for the discontinuation of an outsourced distribution facility in 2001, including the remaining lease obligations, asset impairment charges related to the improvements, fixtures and lease rights, severance and other incremental costs.

    Represents cash proceeds received as a result of the sale of lease rights, fixtures and equipment, net of amounts paid in connection with store closures in 2002 and 2001 and the discontinuation of the outsourced distribution facility in fiscal 2001.

    Represents increases to the deferred tax asset valuation allowance.

    Represents changes in estimate for the allowance for vendor claims receivable.

    Represents an increase to the vendor claims receivable allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2003

GOTTSCHALKS, Inc.
By:	/s/ James R. Famalette

James R. Famalette
President and Chief Executive Officer

Signature	Title	Date
/s/ Joseph W. Levy Joseph W. Levy	Chairman	May 1, 2003
/s/ James R. Famalette James R. Famalette	President, Chief Executive Officer and Director (principal executive officer)	May 1, 2003
/s/ Michael S. Geele Michael S. Geele	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	May 1, 2003
/s/ O. James Woodward III O. James Woodward III	Director	May 1, 2003
/s/ Sharon Levy Sharon Levy	Director	May 1, 2003
/s/ James Czech James Czech	Director	May 1, 2003
/s/ Joseph J. Penbera Joseph J. Penbera	Director	May 1, 2003
/s/ Fred Ruiz Fred Ruiz	Director	May 1, 2003
/s/ Max Gutmann Max Gutmann	Director	May 1, 2003
/s/ Thomas H. McPeters Tom McPeters	Director	May 1, 2003
/s/ Jorge Pont Sanchez Jorge Pont Sanchez	Director	May 1, 2003

CERTIFICATIONS

I, James R. Famalette, certify that:

1. I have reviewed this annual report on Form 10-K of Gottschalks Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 1, 2003	By:	/s/ James R. Famalette
James R. Famalette
President and Chief Executive Officer

I, Michael S. Geele, certify that:

1. I have reviewed this annual report on Form 10-K of Gottschalks Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 1, 2003	By:	/s/ Michael S. Geele
Michael S. Geele
Senior Vice President and Chief Financial Officer