Form 10-Q
period 2003-05-03
GOTTSCHALKS INC
filed 2003-06-13
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

      The number of shares of the Registrant's common stock outstanding as of May 31, 2003 was 12,801,333.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED Note 1)
(In thousands of dollars)

                                                        May 3,     February 1,    May 4,
                                                         2003         2003         2002
                                                     -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash............................................. $     9,911  $     6,215  $     3,344
  Retained interest in receivables sold............          --           --       14,123
  Receivables, net.................................       5,008       10,641        9,423
  Merchandise inventories..........................     187,773      164,615      185,400
  Other............................................      14,461       12,614       17,382
                                                     -----------  -----------  -----------
          Total current assets.....................     217,153      194,085      229,672

PROPERTY AND EQUIPMENT - NET.......................     137,534      139,888      150,980
GOODWILL - NET.....................................       7,501        7,501        7,635
OTHER INTANGIBLES - NET............................         667          658        9,613
OTHER LONG-TERM ASSETS.............................       6,037        6,597       10,695
                                                     -----------  -----------  -----------
                                                    $   368,892  $   348,729  $   408,595
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities...................... $    82,573  $    80,602  $    82,166
  Revolving line of credit.........................      22,638       28,845       31,765
  Current portion of long-term obligations.........       4,669        4,689        4,418
                                                     -----------  -----------  -----------
      Total current liabilities....................     109,880      114,136      118,349

LONG-TERM OBLIGATIONS (less current portion):
  Revolving line of credit.........................      60,000       30,000       75,000
  Notes and mortgage loans payable.................      36,977       37,454       34,794
  Capitalized lease obligations....................       6,952        7,643        8,687
                                                     -----------  -----------  -----------
                                                        103,929       75,097      118,481

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      30,672       31,183       34,534

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      22,074       21,989       21,731

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     102,337      106,324      115,500
                                                     -----------  -----------  -----------
                                                    $   368,892  $   348,729  $   408,595
                                                     ===========  ===========  ===========

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                        Thirteen Weeks Ended
                                                    --------------------------
                                                       May 3,        May 4,
                                                       2003          2002
                                                    ------------  ------------
Net sales......................................... $    140,619  $    149,560
Net credit revenues...............................        1,475         2,470
Net leased department sales.......................          754           763
                                                    ------------  ------------
     Total revenues...............................      142,848       152,793

Costs and expenses:
  Cost of sales...................................       93,128        98,491
  Selling, general and administrative expenses....       49,514        51,924
  Depreciation and amortization...................        3,368         3,358
  Store closure costs, net........................          146            --
                                                    ------------  ------------
     Total costs and expenses.....................      146,156       153,773
                                                    ------------  ------------
Operating loss....................................       (3,308)         (980)

Other (income) expense:
  Interest expense................................        3,401         3,747
  Miscellaneous income - net......................         (431)         (381)
                                                    ------------  ------------
                                                          2,970         3,366
                                                    ------------  ------------
Loss before income tax benefit....................       (6,278)       (4,346)

Income tax benefit................................       (2,291)       (1,674)
                                                    ------------  ------------
Net loss.......................................... $     (3,987) $     (2,672)
                                                    ============  ============
Net loss per common share -
  basic and diluted............................... $      (0.31) $      (0.21)
                                                    ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                    Thirteen Weeks Ended
                                                                 --------------------------
                                                                    May 3,        May 4,
                                                                     2003          2002
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (3,987) $     (2,672)
  Adjustments:
     Depreciation and amortization.............................        3,368         3,358
     Provision for credit losses...............................           --           213
     Other adjustments, net....................................         (508)         (609)
     Changes in operating assets and liabilities:
        Receivables............................................        4,329         1,925
        Merchandise inventories................................      (22,819)      (24,961)
        Other current and long-term assets.....................       (1,526)         (447)
        Trade accounts payable.................................        3,713        15,258
        Other current and long-term liabilities................          481       (10,538)
                                                                 ------------  ------------
           Net cash used in operating activities...............      (16,949)      (18,473)

INVESTING ACTIVITIES:
   Available-for-sale securities (securitized receivables):
       Maturities..............................................           --       (80,645)
       Purchases...............................................           --        89,743
   Capital expenditures........................................       (1,364)       (1,817)
   Other.......................................................           54            54
                                                                 ------------  ------------
           Net cash provided by (used in) investing activities.       (1,310)        7,335

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       23,792        10,857
  Net repayments under 2000-1 Series certificate...............           --        (4,000)
  Proceeds from long-term obligations..........................           --        16,000
  Principal payments on long-term obligations..................       (1,102)      (11,623)
  Changes in cash management liability and other...............         (735)          507
                                                                 ------------  ------------
          Net cash provided by financing activities............       21,955        11,741
                                                                 ------------  ------------
INCREASE IN CASH...............................................        3,696           603

CASH AT BEGINNING OF PERIOD....................................        6,215         2,741
                                                                 ------------  ------------

CASH AT END OF PERIOD.......................................... $      9,911  $      3,344
                                                                 ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Thirteen Weeks Ended May 3, 2003 and May 4, 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. and subsidiary (the "Company") is a regional department store chain based in Fresno, California. As of the end of the first quarter of fiscal 2003, the Company operated 66 full-line Gottschalks department stores located in six Western states, with 39 stores in California, 14 in Washington, 6 in Alaska, 3 in Oregon, 2 in Idaho and 2 in Nevada. The Company also operates twelve specialty apparel stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (see Note 3). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 3, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 ("fiscal 2003") due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 1, 2003 (the "2002 Annual Report on Form 10-K"). The condensed consolidated balance sheet at February 1, 2003 has been derived from the audited consolidated financial statements as of that date.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. No stock-based employee compensation expense is reflected in the first quarter of fiscal 2003 or 2002 results of operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the pro-forma effect on net loss and net loss per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

                                                                          Thirteen Weeks Ended
                                                                          --------------------
                                                                           May 3,     May 4,
(In thousands of dollars, except per share data)                            2003       2002
------------------------------------------------------------------------  ---------  ---------
Net loss as reported.................................................... $  (3,987) $  (2,672)
Deduct: Total stock-based compensation expense determined under fair
  value based method for all awards, net of related tax effects ........       (55)       (90)
                                                                          ---------  ---------
Pro forma net loss ..................................................... $  (4,042) $  (2,762)
                                                                          =========  =========
Net loss per share (basic and diluted):
  As reported .......................................................... $   (0.31) $   (0.21)
  Pro-forma ............................................................ $   (0.32) $   (0.22)

During 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." Under the new guidance, if the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that incurred cost. Generally, all other cash consideration received from a vendor should be classified as a reduction of cost of sales. As required, the Company adopted this guidance in the first quarter of 2003 and its adoption had no material impact on the Company's sales, results of operations or financial position.

3. SALE OF RECEIVABLES AND RECEIVABLES

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold substantially all of its private label credit card accounts and the related accounts receivable to Household. In connection with the sale, on January 31, 2003 the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until such time as Household took over their servicing. Household assumed the servicing of the receivables on May 14, 2003, as planned. Household is compensating the Company for providing the services during the interim servicing period. Net credit revenues for the thirteen weeks ended May 3, 2003 includes $1,028,000 representing the excess of interim servicing compensation over the direct servicing costs.

The CCA sets forth the terms and conditions under which Household will issue credit cards to the Company's customers and pay the Company for sales made on the cards. Under the terms of the CCA, the Company is required to perform certain duties, including the duties to process new account applications and receive in-store customer payments on behalf of Household and remit such payments to Household. The CCA has a term of five (5) years and is cancelable earlier by either party under certain circumstances. The CCA further provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). Net credit revenues for the thirteen weeks ended May 3, 2003 includes $597,000 of revenues received under the CCA.

Receivables Securitization Program

Prior to the termination of its receivables securitization program on January 31, 2003, the Company conveyed all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly-owned subsidiary, GCRC, which simultaneously conveyed to Gottschalks Credit Card Master Trust ("GCC Trust") those receivables that met certain eligibility requirements of the securitization program. Receivables so conveyed to GCC Trust were used as collateral for securities issued by GCC Trust to investors. GCC Trust was a qualified special purpose entity under SFAS No. 140 and was not consolidated in the Company's financial statements. The transfers of receivables under the program were accounted for as sales for financial reporting purposes under SFAS No. 140, and as such, the transferred receivables were removed from the Company's balance sheet at the time of the transfer. Securities issued under the program were issued by GCC Trust, and certain of the securities issued by GCC Trust represented GCRC's retained interest in the receivables sold (the "GCRC Certificates"). GCRC also retained interests in receivables that were ineligible for transfer to GCC Trust. The GCRC Certificates and these interests in ineligible receivables were pledged as collateral under the Company's senior revolving credit facility (see Note 6) and a note payable. Under the securitization program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, were first used to pay certain costs of the program, which included the payment of principal (when required) and interest to the investors and to GCRC, and monthly servicing fees to the Company. Excess cash flows generated from the portfolio were then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company.

On March 1, 1999, GCC Trust issued a $53.0 million principal amount 7.66% Fixed Base Class A-1 Credit Card Certificate (the "1999-1 Series Certificate") to a single investor through a private placement. Interest on the 1999-1 Series Certificate was earned by the certificate holder on a monthly basis at a fixed interest rate of 7.66% per annum.

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

All such securities were prepaid in full on January 31, 2003 in connection with the termination of the securitization program and the sale to Household of the credit card accounts and accounts receivable.

4. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at February 1, 2003. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2003 operating results.

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILTIIES

Trade accounts payable and other current liabilities consist of the following:

                                              May 3,        February 1,      May 4,
(In thousands of dollars)                      2003            2003          2002
---------------------------------------    ------------    ------------  ------------
Trade accounts payable.................   $     32,569    $     22,648  $     33,328
Accrued expenses.......................         20,119          23,010        16,741
Cash management liability..............         14,238          15,005        14,740
Accrued payroll and related
  liabilities..........................          7,662           7,179         7,837
Taxes, other than income taxes.........          7,342          12,115         7,463
Federal and state income taxes
  payable..............................             14              16         2,057
Deferred income taxes payable..........            629             629
                                           ------------    ------------  ------------
                                          $     82,573    $     80,602  $     82,166
                                           ============    ============  ============

6. DEBT

Senior Revolving Credit Facility

The Company has a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent and lender, and three other lenders. The facility (the "GE facility") was finalized on February 1, 2002 and has been amended from time to time thereafter. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facilities are limited to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $10.0 million of excess availability at all times, and other reserves that are in effect. Outstanding borrowings under the facility totaled $82.6 million as of May 3, 2003, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $26.8 million as of May 3, 2003. Outstanding borrowings under the facility that are not expected to be repaid within one year of the respective balance sheet dates, totaling $60.0 million at May 3, 2003, $30.0 million at February 1, 2003 and $75.0 million at May 4, 2002 are classified as long-term in the accompanying financial statements. Substantially all of the Company's assets, including its merchandise inventories, the retained interest in receivables sold and the stock of GCRC, are pledged to GE Capital under this facility.

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

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and a minimum accounts payable to inventory ratio. Management believes the Company was in compliance with all financial covenants applicable to the GE facility as of May 3, 2003.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                              May 3,        February 1,     May 4,
(In thousands)                                 2003            2003          2002
---------------------------------------    ------------    ------------  ------------
Revolving line of credit...............   $     60,000          30,000        75,000
9.39% mortgage loans payable, due 2010.         17,819          17,926        18,211
12.0% note payable, due 2005...........         13,960          14,200        14,920
Capital lease obligations..............          9,885          10,613        11,485
Variable rate note payable, due 2005...          3,700           3,700            --
Other mortgage loans and notes payable.          3,234           3,347         3,283
                                           ------------    ------------  ------------
                                               108,598          79,786       122,899
Less current portion...................          4,669           4,689         4,418
                                           ------------    ------------  ------------
                                          $    103,929    $     75,097  $    118,481
                                           ============    ============  ============

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these covenants, if not waived, would cause a cross-default under the majority of the Company's debt agreements. Management believes the Company was in compliance with all such covenants as of May 3, 2003.

7. STORE CLOSINGS

In fiscal 2001 the Company closed six of the 34 stores acquired from Lamonts Apparel, Inc. ("Lamonts") in July 2000. In June and December 2002, the Company developed plans for the closure of another eight of the acquired stores. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. Two of the latter eight stores were closed in each of June 2002, January 2003 and February 2003 and one store was closed in March 2003. The remaining store is expected to be closed in June 2003. After the eight store closures are completed, the Company will continue to operate 20 of the original 34 stores acquired from Lamonts. However, certain of those stores have continued to perform below expectations.

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

As of May 3, 2003, the Company had a reserve for store closure costs totaling $389,000, which consisted primarily of estimated future lease obligations for two of the store locations closed in fiscal 2001 and the four locations closed or to be closed in fiscal 2003. In the event the Company is not successful in selling or subleasing the two locations closed in fiscal 2001 as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2003 or beyond, additional reserves for store closure costs, which may be material, may be incurred.

8. WEIGHTED AVERAGE NUMBER OF SHARES

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

The Company presently has no commitments to open new stores in fiscal 2003. As of May 3, 2003, the Company had issued a total of $9.8 million of standby letters of credit and documentary letters of credit totaling $1.1 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. As described more fully in Note 7 to the accompanying financial statements, the Company closed four stores during fiscal 2002 and three stores during the first quarter of 2003. As noted below, the store closures have affected the comparability of the Company's financial results. In addition, the Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. These factors may result in performance for the thirteen week period ended May 3, 2003 (hereinafter referred to as the "first quarter of fiscal 2003"), which is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. Some of these significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2002 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company's Consolidated Statements of Operations as a percent of net sales:

                                                       Thirteen Weeks Ended
                                                    --------------------------
                                                       May 3,        May 4,
                                                        2003          2002
                                                    ------------  ------------
Net sales.........................................        100.0%       100.0%
Net credit revenues...............................          1.1           1.6
Net leased department sales.......................          0.5           0.5
                                                    ------------  ------------
     Total revenues...............................        101.6         102.1

Costs and expenses:
  Cost of sales...................................         66.2          65.9
  Selling, general and administrative expenses....         35.2          34.7
  Depreciation and amortization...................          2.4           2.2
  Store closure costs, net........................          0.1
                                                    ------------  ------------
     Total costs and expenses.....................        103.9         102.8
                                                    ------------  ------------
Operating loss....................................         (2.3)         (0.7)

Other (income) expense:
  Interest expense................................          2.4           2.5
  Miscellaneous income - net......................         (0.3)         (0.3)
                                                    ------------  ------------
                                                            2.1           2.2
                                                    ------------  ------------

Loss before income tax benefit....................         (4.4)         (2.9)

Income tax benefit................................         (1.6)         (1.1)
                                                    ------------  ------------
Net loss..........................................         (2.8)%        (1.8)%
                                                    ============  ============

First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

Net Sales

Net sales decreased by approximately $9.0 million to $140.6 million in the first quarter of fiscal 2003 as compared to $149.6 million in the first quarter of fiscal 2002, a decrease of 6.0%. This decrease is partially due to the closure of seven stores which were in operation for the entire period in the prior year. Comparable store sales for the first quarter of fiscal 2003, which includes sales for stores open for the full period in both years, decreased by 4.0% as compared to the first quarter of fiscal 2002, reflecting the continuing effects of a weak economy and California weather which was much cooler and wetter than normal during the important Easter selling season.

The Company operated 66 department stores and 12 specialty stores as of the end of the first quarter of fiscal 2003, as compared to 73 department stores and 13 specialty stores as of the end of the first quarter of fiscal 2002. In June and December 2002, the Company developed plans for the closure of eight stores. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. Two of these stores were closed in each of June 2002, January 2003 and February 2003 and one store was closed in March 2003. The remaining store is expected to be closed in June 2003. Management may consider the closure of additional stores if closure is determined to be financially advantageous to the Company.

Net Credit Revenues

As described more fully in Note 3 to the accompanying financial statements and in the Company's Annual Report on Form 10-K, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold its private label credit card accounts and accounts receivable to Household. In connection with the sale the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed their servicing on May 14, 2003, as planned. Household is compensating the Company for providing the services during the interim servicing period. The CCA provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues. In connection with the sale the Company also terminated its receivables securitization program.

Net credit revenues related to the Company's proprietary credit cards decreased approximately $1.0 million, or 40.3%, in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. As a percent of net sales, net credit revenues was 1.1% of net sales in the first quarter of fiscal 2003 as compared to 1.6% in the first quarter of fiscal 2002. Net credit revenues consist of the following:

                                                                            First Quarter
                                                                         --------------------
(In thousands of dollars)                                                  2003       2002
-------------------------------------------------                        ---------  ---------
Service charge revenues................................................ $     597      4,583
Interim servicing compensation - net...................................     1,028
Amortization of interest - only strip..................................      (266)
Interest expense on securitized receivables............................               (1,232)
Charge-offs on receivables sold (net of recoveries) and
  provision for credit losses on receivables ineligible for sale ......       116     (1,109)
Loss on sale of receivables............................................                  228
                                                                         ---------  ---------
                                                                        $   1,475  $   2,470
                                                                         =========  =========

The interim servicing compensation amount represents servicing fees under the ISA attributable to general corporate activities that were not offset by direct costs of servicing the portfolio during the interim period. These revenues ceased at the end of the interim servicing period on May 14, 2003.

In connection with the sale of the receivables, on January 31, 2003 the Company recorded a $313,000 interest-only strip that is being amortized over the estimated life of the underlying assets sold (approximately five months). The interest-only strip represents the portion of the initial revenues under the CCA that is considered a residual interest in the assets sold.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the first quarter of fiscal 2003 was virtually equal to the first quarter of fiscal 2002.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first quarter of fiscal 2003 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $5.3 million in both the first quarter of fiscal 2003 and the first quarter of fiscal 2002.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $5.4 million to $93.1 million in the first quarter of fiscal 2003 as compared to $98.5 million in the first quarter of fiscal 2002, a decrease of 5.4%. The decrease in gross margin dollars is mainly due to the decrease in net sales. The Company's gross margin percentage decreased to 33.8% in the first quarter of fiscal 2003 as compared to 34.1% in the first quarter of fiscal 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $2.4 million to $49.5 million in the first quarter of fiscal 2003 as compared to $51.9 million in the first quarter of fiscal 2002, a decrease of 4.6%. The decrease is primarily the result of continued cost reduction efforts throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced marketing expenditures resulting from an increased reliance on more effective target advertising efforts, a reduction in communication costs, and the elimination of the in-house credit card operation in connection with the sale of receivables to Household. Such cost savings were partially offset by increased professional fees. As a percent of net sales, selling, general and administrative expenses in the first quarter of fiscal 2003 increased by 0.5% as compared to the first quarter of fiscal 2002 because of the lower sales volume.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.4 million in both the first quarter of fiscal 2003 and the first quarter of fiscal 2002. As a percent of net sales, depreciation and amortization expense increased to 2.4% in the first quarter of fiscal 2003 as compared to 2.2% in the first quarter of fiscal 2002 because of the lower sales volume.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.3 million to $3.4 million in the first quarter of fiscal 2003 as compared to $3.7 million in the first quarter of fiscal 2002, a decrease of 9.2%. As a percent of net sales, interest expense decreased to 2.4% in the first quarter of fiscal 2003 as compared to 2.5% in the first quarter of fiscal 2002. These decreases are primarily due to lower outstanding borrowings on the Company's revolving line of credit as a result of the sale of the receivables to Household. The weighted average interest rate applicable to the facility was 5.49% in the first quarter of fiscal 2003 as compared to 5.94% in the first quarter of fiscal 2002.

In fiscal 2002, interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.4 million in both the first quarter of fiscal 2003 and the first quarter of fiscal 2002.

Income Taxes

The Company's interim effective tax benefit rates of 36.5% in the first quarter of fiscal 2003 and 38.5% in the first quarter of fiscal 2002 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $4.0 million in the first quarter of fiscal 2003 as compared to net loss of $2.7 million in the first quarter of 2002. On a per share basis (basic and diluted), the net loss was $0.31 per share in the first quarter of 2003 as compared to $0.21 per share in the first quarter of 2002.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit and by proceeds from external financings and sale transactions. As described more fully below and in Note 3 to the Consolidated Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household. Proceeds from the sale were used to reduce the Company's debt, including off-balance sheet securitization obligations, by over $100 million. At the closing date, the Company's availability under its revolving credit facility increased by approximately $30 million. The Company expects the availability improvement over the course of fiscal 2003 to range from $22 million to $30 million, compared to the prior year and based upon historical levels of accounts receivable. As a result, the Company believes its liquidity position after the sale is substantially improved in comparison to the prior year.

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

Sources of Liquidity

Sale of Receivables

As described more fully in the Company's 2002 Annual Report on Form 10-K, on January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household, the Company sold substantially all of its private label credit card accounts and the related accounts receivable to Household. The $102.8 million purchase price was paid in cash at closing, $100.3 million of which was allocated to the purchase of such credit card accounts and receivables and $2.5 million of which comprised prepaid program revenue. Proceeds from the sale were used to pay in full $73.2 million principal and accrued interest due to the Series 1999-1 and Series 2000-1 certificateholders under the Company's accounts receivable securitization program plus $3.4 million in prepayment penalties. The remaining proceeds of $26.2 million and $3.8 million of cash remaining on deposit in certain bank accounts relating to the securitization was released to the Company at closing. All of the $30 million released to the Company was applied as a reduction of outstanding borrowings under the Company's revolving credit facility. As a result, the Company's availability under the credit line increased by $30 million at the closing date. The Company expects the ongoing availability improvement over the course of a year to range from $22 million to $30 million, compared to the prior year and based upon historical levels of accounts receivable.

Senior Secured Credit Facility

On February 1, 2002, the Company finalized a three- year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent. This facility (the "GE facility") replaced the Company's previous revolving credit facility which was scheduled to expire on March 31, 2002. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million of that facility provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are subject to a restrictive borrowing base equal to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recoverable value of eligible inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $10.0 million of excess availability at all times, and certain other reserves that are established by GE Capital. As of May 3, 2003, outstanding borrowings under the facility totaled $82.6 million and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $26.8 million. The Company classified a total of $60.0 million as of May 3, 2003, $30.0 million as of February 1, 2003 and $75.0 million as of May 4, 2002, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates. The initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under this facility.

Interest charged on amounts borrowed under the Tranche A revolving facility is at the prime rate plus 0.50% per annum (4.75% at May 3, 2003), or at the Company's option, at the applicable LIBOR rate plus 2.75% per annum (4.07% at May 3, 2003). In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the Tranche A facility. Amounts borrowed under the Tranche B facility bear interest at prime plus 10.0%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime or LIBOR plus 2.25%, to as high as prime plus 0.75%, or LIBOR plus 3.00%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and the requirement to maintain a minimum accounts payable to inventory ratio. In addition, the GE facility does not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which has resulted in the maturity of that note automatically being extended to August 20, 2006. Management believes the Company is in compliance with all restrictive financial and operating covenants applicable to the GE facility as of May 3, 2003 and through the date of this report.

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

The Company began to experience a significant reduction in the level of unsecured credit offered by many of its factors and vendors in late fiscal 2001. Following the finalization of the GE facility on February 1, 2002, the level of unsecured credit offered by vendors increased, but unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, remained restricted. Management negotiated the restoration of partially secured credit lines with certain key factors by issuing standby letters of credit. Certain of those letters of credit were collateralized by the Harris letter of credit, which is described below. The issuance of those letters of credit reduced the Company's borrowing availability under the GE facility. In order to offset the majority of this availability reduction, Harris, an affiliate of the Company, agreed to provide a short-term credit enhancement to the GE facility under the terms of the Credit Facilitation Agreement ("CFA") entered into with the Company on February 22, 2002. During 2002, the CFA was amended three times to provide for extensions of the expiration date of the Harris letter of credit. Under the terms of the third amendment to the CFA, the Harris letter of credit was cancelled and the CFA was terminated as a result of the closing of the sale of receivables to Household.

Despite the increase in the amount of unsecured credit granted by the Company's vendors and factors since the finalization of the GE facility in February 2002, such amounts remained below historical levels throughout fiscal 2002. Nevertheless, the Company was able to purchase an adequate level of merchandise to support its operations in fiscal 2002. In addition, upon the completion of the receivables sale to Household, the Company's largest factor significantly increased its unsecured credit line and substantially all of the Company's major unfactored suppliers increased their credit lines to historical levels. The Company has also reduced the amount of outstanding factor letters of credit and intends to negotiate further reductions and ultimately the elimination of all such letters of credit. The Company has been able to purchase an adequate level of merchandise to support its operations in fiscal 2003 to date.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first quarter of fiscal 2003, totaling $1.4 million, were primarily related to information system enhancements and the renovation, refixturing, and expansion of certain existing locations. The Company presently has no commitments to open or remodel any stores in fiscal 2003.

As of May 3, 2003, the Company had issued a total of $9.8 million of standby letters of credit and documentary letters of credit totaling $1.1 million. The standby letters of credit were issued to secure credit lines with key factors and to provide collateral for a workers compensation insurance policy. The factor letters of credit currently expire at the end of September, 2003. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise.

Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity, including cash generated by operations, liquidity provided by the GE facility and other financial resources, including without limitation the factors described below, will be adequate to meet the Company's planned cash requirements. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to the availability of adequate borrowing capacity and the ability to maintain compliance with restrictive covenants contained in the Company's senior revolving credit facility and its other debt obligations, adequate cash flows generated by operations and the adequacy of factor and trade credit. Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes is limited. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if these sources of liquidity are significantly reduced or eliminated, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. No stock-based employee compensation expense is reflected in the first quarter of fiscal 2003 or 2002 results of operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

During 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." Under the new guidance, if the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that incurred cost. Generally, all other cash consideration received from a vendor should be classified as a reduction of cost of sales. As required, the Company adopted this guidance in the first quarter of 2003 and its adoption had no material impact on the Company's sales, results of operations, cash flows or financial position.

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to improve the sales, profitability and cash flows of the stores acquired from Lamonts Apparel, Inc., or to sell, sublease or close those stores that continue to be underperforming; the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit, the Company's dependence on its key personnel and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Item I. "Business" in Gottschalks' 2002 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2002 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit and on certain of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

Item 4. CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in periodic reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, except as noted in the next paragraph, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

During the fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified a deficiency in the Company's financial reporting systems and procedures relating to the reconciliation of the accounts payable subsidiary ledgers to the general ledger. This deficiency constitutes a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management has initiated, with the assistance of outside consultants, the design, development and implementation of processes and controls to address this deficiency, the completion of which has extended into fiscal 2003. Management does not expect the final resolution of this matter will have a significant effect on the Company's financial position or its results of operations.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended May 3, 2003.

The Company's senior revolving credit agreement with GE Capital prohibits the Company from paying dividends without prior written consent from the lenders.

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company filed the following Current Reports on Form 8-K during the thirteen week period ended May 3, 2003:
-

Current Report on Form 8-K dated March 4, 2003 describing pursuant to Item 5, Other Events, a Sixth Amendment to Credit Agreement dated February 28, 2003, effective January 31, 2003, by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, LaSalle Retail Finance and Foothill Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.
(Registrant)
June 13, 2003	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
June 13, 2003	By:	/s/ Michael S. Geele
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

June 13, 2003	By:	/s/ James R. Famalette
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

June 13, 2003	By:	/s/ Michael S. Geele
Michael S. Geele
(Senior Vice President and Chief Financial Officer)