Form 10-Q
period 2003-08-02
GOTTSCHALKS INC
filed 2003-09-11
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

      The number of shares of the Registrant's common stock outstanding as of August 2, 2003 was 12,843,695.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                      August 2,   February 1,   August 3,
                                                         2003         2003         2002
                                                     -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash............................................. $     5,982  $     6,215  $     2,554
  Retained interest in receivables sold............          --           --       13,766
  Receivables, net.................................       5,806       10,641       10,094
  Merchandise inventories..........................     178,092      164,615      181,842
  Other............................................      13,242       12,614       21,828
                                                     -----------  -----------  -----------
          Total current assets.....................     203,122      194,085      230,084

PROPERTY AND EQUIPMENT - NET.......................     134,531      139,888      149,497
GOODWILL - NET.....................................       7,501        7,501        7,635
OTHER INTANGIBLES - NET............................         677          658        8,684
OTHER LONG-TERM ASSETS.............................       5,511        6,597        7,550
                                                     -----------  -----------  -----------
                                                    $   351,342  $   348,729  $   403,450
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities...................... $    72,812  $    80,602  $    86,904
  Revolving line of credit.........................      16,439       28,845       21,660
  Current portion of long-term obligations.........       4,340        4,689        4,441
                                                     -----------  -----------  -----------
      Total current liabilities....................      93,591      114,136      113,005

LONG-TERM OBLIGATIONS (less current portion):
  Revolving line of credit.........................      60,000       30,000       75,000
  Notes and mortgage loans payable.................      36,527       37,454       38,066
  Capitalized lease obligations....................       6,541        7,643        7,986
                                                     -----------  -----------  -----------
                                                        103,068       75,097      121,052

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      30,105       31,183       34,145

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      22,160       21,989       21,817

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     102,418      106,324      113,431
                                                     -----------  -----------  -----------
                                                    $   351,342  $   348,729  $   403,450
                                                     ===========  ===========  ===========

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                      Thirteen Weeks Ended        Twenty Six Weeks Ended
                                                    --------------------------  --------------------------
                                                      August 2,     August 3,     August 2,     August 3,
                                                       2003           2002           2003          2002
                                                    ------------  ------------  ------------  ------------
Net sales......................................... $    151,972  $    155,868  $    292,591  $    305,428
Net credit revenues...............................          588         1,891         2,063         4,361
Net leased department sales.......................          727           759         1,481         1,522
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................      153,287       158,518       296,135       311,311

Costs and expenses:
  Cost of sales...................................       97,749       101,069       190,877       199,560
  Selling, general and administrative expenses....       49,095        53,279        98,609       105,203
  Depreciation and amortization...................        3,342         3,544         6,710         6,902
  Store closure costs - net.......................          304            --           450            --
  Gain on sale of stores..........................           --          (326)           --          (326)
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................      150,490       157,566       296,646       311,339
                                                    ------------  ------------  ------------  ------------
Operating income (loss)...........................        2,797           952          (511)          (28)

Other (income) expense:
  Interest expense................................        3,381         4,469         6,782         8,217
  Miscellaneous income - net......................         (624)          (53)       (1,055)         (434)
                                                    ------------  ------------  ------------  ------------
                                                          2,757         4,416         5,727         7,783
                                                    ------------  ------------  ------------  ------------
Income (loss) before income tax expense (benefit).           40        (3,464)       (6,238)       (7,811)

Income tax expense (benefit)......................           15        (1,334)       (2,277)       (3,007)
                                                    ------------  ------------  ------------  ------------
Net income (loss)................................. $         25  $     (2,130) $     (3,961) $     (4,804)
                                                    ============  ============  ============  ============
Net income (loss) per common share -
  basic and diluted............................... $       0.00  $      (0.17) $      (0.31) $      (0.38)
                                                    ============  ============  ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                   Twenty-Six Weeks Ended
                                                                 --------------------------
                                                                   August 2,     August 3,
                                                                      2003          2002
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (3,961) $     (4,804)
  Adjustments:
     Depreciation and amortization.............................        6,710         6,902
     Provision for credit losses...............................           --           385
     Net gain on sale of assets................................           --          (326)
     Other adjustments, net....................................         (999)         (854)
     Changes in operating assets and liabilities:
        Receivables............................................        3,530         1,367
        Merchandise inventories................................      (12,806)      (16,588)
        Other current and long-term assets.....................           21        (1,680)
        Trade accounts payable.................................         (451)       19,744
        Other current and long-term liabilities................          137       (11,416)
                                                                 ------------  ------------
           Net cash used in operating activities...............       (7,819)       (7,270)

INVESTING ACTIVITIES:
   Available-for-sale securities (securitized receivables):
       Maturities..............................................           --      (161,524)
       Purchases...............................................           --       173,980
   Capital expenditures........................................       (2,120)       (3,947)
   Proceeds from sale of stores................................           --         1,010
   Other.......................................................          253           108
                                                                 ------------  ------------
           Net cash provided by (used in) investing activities.       (1,867)        9,627

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       17,593           752
  Net repayments under 2000-1 Series certificate...............           --        (7,000)
  Proceeds from long-term obligations..........................           --        19,700
  Principal payments on long-term obligations..................       (2,207)      (12,728)
  Changes in cash management liability and other...............       (5,933)       (3,268)
                                                                 ------------  ------------
          Net cash provided by (used in) financing activities..        9,453        (2,544)
                                                                 ------------  ------------
DECREASE IN CASH...............................................         (233)         (187)

CASH AT BEGINNING OF PERIOD....................................        6,215         2,741
                                                                 ------------  ------------

CASH AT END OF PERIOD.......................................... $      5,982  $      2,554
                                                                 ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Thirteen and Twenty-Six Weeks Ended August 2, 2003 and August 3, 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. and subsidiary (the "Company") is a regional department store chain based in Fresno, California. As of the end of the second quarter of fiscal 2003, the Company operated 64 full-line Gottschalks department stores located in six Western states, with 39 stores in California, 13 in Washington, 6 in Alaska, 2 in Oregon, 2 in Idaho and 2 in Nevada. The Company also operates eleven specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (see Note 3). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended August 2, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 ("fiscal 2003") due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 1, 2003 (the "2002 Annual Report on Form 10-K"). The condensed consolidated balance sheet at February 1, 2003 has been derived from the audited consolidated financial statements as of that date.

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

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. No stock-based employee compensation expense is reflected in the first half of fiscal 2003 or 2002 results of operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the pro-forma effect on net loss and net loss per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

                                                                     Thirteen Weeks         Twenty-Six Weeks
                                                                          Ended                 Ended
                                                                  --------------------   --------------------
                                                                  August 2,  August 3,   August 2,  August 3,
(In thousands of dollars, except per share data)                    2003       2002        2003       2002
----------------------------------------------------------------  ---------  ---------   --------   ---------
Net income (loss) as reported................................... $      25  $  (2,130)  $ (3,961)  $  (4,804)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
 all awards, net of related tax effects.........................       (50)       (88)      (104)       (177)
                                                                  ---------  ---------   --------   ---------
Pro forma net loss ............................................. $     (25) $  (2,218)  $ (4,065)  $  (4,981)
                                                                  =========  =========   ========   =========
Net income (loss) per share (basic and diluted):
  As reported .................................................. $    0.00  $   (0.17)  $  (0.31)  $   (0.38)
  Pro-forma .................................................... $    0.00  $   (0.17)  $  (0.32)  $   (0.39)

During 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." Under the new guidance, if the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that incurred cost. Generally, all other cash consideration received from a vendor should be classified as a reduction of cost of sales. As required, the Company adopted this guidance in the first quarter of 2003 and its adoption has had no material impact on the Company's sales, results of operations or financial position.

3. SALE OF RECEIVABLES AND RECEIVABLES

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold substantially all of its private label credit card accounts and the related accounts receivable to Household. In connection with the sale, on January 31, 2003 the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed the servicing on May 14, 2003, as planned. Household compensated the Company for providing the services during the interim servicing period. Net credit revenues for the thirteen and twenty-six weeks ended August 2, 2003 includes $60,000 and $1,088,000, respectively, representing the excess of interim servicing compensation over the direct servicing costs.

The CCA sets forth the terms and conditions under which Household will issue credit cards to the Company's customers and pay the Company for sales made on the cards. Under the terms of the CCA, the Company is required to perform certain duties, including the duties to process new account applications and receive in-store customer payments on behalf of Household and remit such payments to Household. The CCA has a term of five (5) years and is cancelable earlier by either party under certain circumstances. The CCA further provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). Net credit revenues for the thirteen and twenty-six weeks ended August 2, 2003 includes $508,000 and $1,105,000, respectively, of revenues received under the CCA.

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

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILTIIES

Trade accounts payable and other current liabilities consist of the following:

                                            August 2,       February 1,   August 3,
(In thousands of dollars)                      2003            2003          2002
---------------------------------------    ------------    ------------  ------------
Trade accounts payable.................   $     29,109    $     22,648  $     43,199
Accrued expenses.......................         18,671          23,010        18,228
Cash management liability..............          9,183          15,005        10,518
Accrued payroll and related
  liabilities..........................          7,320           7,179         6,603
Taxes, other than income taxes.........          7,888          12,115         6,299
Federal and state income taxes
  payable..............................             12              16         2,057
Deferred income taxes payable..........            629             629
                                           ------------    ------------  ------------
                                          $     72,812    $     80,602  $     86,904
                                           ============    ============  ============

6. DEBT

Senior Revolving Credit Facility

The Company has a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent and lender, and three other lenders. The facility (the "GE facility") was finalized on February 1, 2002 and has been amended from time to time thereafter. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facilities are limited to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $10.0 million of excess availability at all times, and other reserves that are in effect. As of August 2, 2003, outstanding borrowings under the facility totaled $76.4 million and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $20.3 million. Outstanding borrowings under the facility that are not expected to be repaid within one year of the respective balance sheet dates, totaling $60.0 million at August 2, 2003, $30.0 million at February 1, 2003 and $75.0 million at August 3, 2002, are classified as long-term in the accompanying financial statements. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under this facility.

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

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and a minimum accounts payable to inventory ratio. Management believes the Company was in compliance with all financial covenants applicable to the GE facility as of August 2, 2003.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                             August 2,     February 1,     August 3,
(In thousands)                                 2003            2003          2002
---------------------------------------    ------------    ------------  ------------
Revolving line of credit...............   $     60,000          30,000        75,000
9.39% mortgage loans payable, due 2010.         17,724          17,926        18,118
12.0% note payable, due 2005...........         13,720          14,200        14,680
Capital lease obligations..............          9,127          10,613        10,792
Variable rate note payable, due 2005...          3,700           3,700         3,700
Other mortgage loans and notes payable.          3,137           3,347         3,203
                                           ------------    ------------  ------------
                                               107,408          79,786       125,493
Less current portion...................          4,340           4,689         4,441
                                           ------------    ------------  ------------
                                          $    103,068    $     75,097  $    121,052
                                           ============    ============  ============

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross-default provisions. Accordingly, the failure to comply with these covenants, if not waived, would cause a cross-default under the majority of the Company's debt agreements. Management believes the Company was in compliance with all such covenants as of August 2, 2003.

Subordinated Note Payable to Affiliate

The Company has a $22.2 million subordinated note payable to Harris, an affiliated company. The subordinated note, which was discounted to an effective interest rate of 10% at issuance, bears interest at a fixed rate of 8% which interest is payable semi-annually. The note was originally scheduled to mature August 20, 2003. Because the GE facility prohibits payment of principal on the note, the note was automatically extended under its terms to mature August 20, 2006.

7. STORE CLOSINGS

In fiscal 2001 the Company closed six of the 34 stores acquired from Lamonts Apparel, Inc. ("Lamonts") in July 2000. In June and December 2002, the Company developed plans for the closure of another eight of the acquired stores. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. Two of the latter eight stores were closed in each of June 2002, January 2003 and February 2003 and one store was closed in each of March and June, 2003. In May, 2003, the Company developed plans for the closure of another store and closed that store in July, 2003. The Company is currently operating 19 of the original 34 stores acquired from Lamonts. However, certain of those stores have continued to perform below expectations.

In the event the Company is unable to improve the operating performance of the remaining underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future. In the past, the Company has successfully improved the operating results and cash flows of certain other underperforming stores through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. However, there can be no assurance that these strategies will improve the operating results and cash flows of those remaining underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations.

As of August 2, 2003, the Company had a reserve for store closure costs totaling $456,000, which consisted primarily of estimated future lease obligations for two of the store locations closed in fiscal 2001 and the five locations closed in fiscal 2003. In the event the Company is not successful in selling or subleasing the two locations closed in fiscal 2001 as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2003 or beyond, additional reserves for store closure costs may be incurred.

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

The Company presently has no commitments to open new stores in fiscal 2003. As of August 2, 2003, the Company had issued a total of $9.8 million of standby letters of credit and documentary letters of credit totaling $5.9 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. These factors may result in performance for the thirteen and twenty-six week periods ended August 2, 2003 (hereinafter referred to as the "second quarter" and "first half" of fiscal 2003, respectively), which is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. Some of these significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, receivables under its securitization program, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2002 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company's Consolidated Statements of Operations as a percent of net sales:

                                                           Second Quarter               First Half
                                                    --------------------------  --------------------------
                                                         2003          2002         2003          2002
                                                    ------------  ------------  ------------  ------------
Net sales.........................................        100.0%       100.0%       100.0%       100.0%
Net credit revenues...............................          0.4           1.2           0.7           1.4
Net leased department sales.......................          0.4           0.5           0.5           0.5
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................        100.8         101.7         101.2         101.9

Costs and expenses:
  Cost of sales...................................         64.3          64.8          65.2          65.3
  Selling, general and administrative expenses....         32.3          34.2          33.7          34.4
  Depreciation and amortization...................          2.2           2.3           2.3           2.3
  Store closure costs - net.......................          0.2                         0.2
  Gain on sale of stores..........................                       (0.2)                       (0.1)
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................         99.0         101.1         101.4         101.9
                                                    ------------  ------------  ------------  ------------
Operating income (loss)...........................          1.8           0.6          (0.2)           --

Other (income) expense:
  Interest expense................................          2.2           2.9           2.3           2.7
  Miscellaneous income - net......................         (0.4)                       (0.3)         (0.1)
                                                    ------------  ------------  ------------  ------------
                                                            1.8           2.9           2.0           2.6
                                                    ------------  ------------  ------------  ------------

Income (loss) before income tax expense (benefit).          0.0          (2.3)         (2.2)         (2.6)

Income tax expense (benefit)......................          0.0          (0.9)         (0.8)         (1.0)
                                                    ------------  ------------  ------------  ------------
Net income (loss).................................          0.0%        (1.4)%        (1.4)%        (1.6)%
                                                    ============  ============  ============  ============

Second Quarter of Fiscal 2003 Compared to Second Quarter of Fiscal 2002

Net Sales

Net sales decreased by approximately $3.9 million to $152.0 million in the second quarter of fiscal 2003 as compared to $155.9 million in the second quarter of fiscal 2002, a decrease of 2.5%. This decrease is primarily due to store closures. Comparable store sales for the second quarter of fiscal 2003, which includes sales for stores open for the full period in both years, increased by 0.4% as compared to the second quarter of fiscal 2002.

The Company operated 64 department stores and 11 specialty stores as of the end of the second quarter of fiscal 2003, as compared to 71 department stores and 13 specialty stores as of the end of the second quarter of fiscal 2002. While no additional stores have been identified for closure, management may consider the closure of additional stores if closure is determined to be financially advantageous to the Company.

Net Credit Revenues

As described more fully in Note 3 to the accompanying financial statements and in the Company's Annual Report on Form 10-K, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold its private label credit card accounts and accounts receivable to Household. In connection with the sale the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed their servicing on May 14, 2003, as planned. Household compensated the Company for providing the services during the interim servicing period. The CCA provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues. In connection with the sale the Company also terminated its receivables securitization program.

Net credit revenues related to the Company's proprietary credit cards decreased by approximately $1.3 million, or 68.9%, in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002. As a percent of net sales, net credit revenues was 0.4% in the second quarter of fiscal 2003 as compared to 1.2% in the second quarter of fiscal 2002. Net credit revenues consist of the following:

                                                                     Second Quarter
                                                                  --------------------
(In thousands of dollars)                                           2003       2002
----------------------------------------------------------------  ---------  ---------
Service charge revenues......................................... $     508  $   4,281
Interim servicing compensation - net............................        60
Amortization of interest - only strip...........................       (47)
Interest expense on securitized receivables  ...................               (1,211)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale .............        67     (1,149)
Loss on sale of receivables.....................................                  (30)
                                                                  ---------  ---------
                                                                 $     588  $   1,891
                                                                  =========  =========

The interim servicing compensation amount represents servicing fees under the ISA attributable to general corporate activities that were not offset by direct costs of servicing the portfolio during the interim period. These revenues ceased at the end of the interim servicing period on May 14, 2003.

In connection with the sale of the receivables, on January 31, 2003 the Company recorded a $313,000 interest-only strip that was being amortized over the estimated life of the underlying assets sold (approximately five months). The interest-only strip represented the portion of the initial revenues under the CCA that was considered a residual interest in the assets sold. As of August 2, 2003, the interest-only strip has been fully amortized.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the second quarter of fiscal 2003 was virtually equal to the second quarter of fiscal 2002.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the second quarter of fiscal 2003 consisted primarily of sales in the fine jewelry departments and the beauty salons. Such leased department sales decreased by approximately $0.2 million, or 4.2%, to $5.1 million in the second quarter of fiscal 2003 as compared to $5.3 million in the second quarter of fiscal 2002.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $3.4 million to $97.7 million in the second quarter of fiscal 2003 as compared to $101.1 million in the second quarter of fiscal 2002, a decrease of 3.3%. The dollar decrease is consistent with the decrease in sales volume. The Company's gross margin percentage increased to 35.7% in the second quarter of fiscal 2003 as compared to 35.2% in the second quarter of fiscal 2002. The gross margin percentage for the second quarter of fiscal 2003 reflects the effects of the implementation of a new merchandise replenishment system and improved inventory flow as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $4.2 million to $49.1 million in the second quarter of fiscal 2003 as compared to $53.3 million in the second quarter of fiscal 2002, a decrease of 7.9%. As a percent of net sales, selling, general and administrative expenses decreased to 32.3% for the second quarter of fiscal 2003 as compared to 34.2% for the second quarter of fiscal 2002. The dollar decrease is primarily due to the effects of store closures, the elimination of the in-house credit card operations in connection with the sale of receivables to Household and cost reduction efforts initiated throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced advertising expenditures resulting from an increased reliance on more effective targeted marketing efforts, and reduced communications costs. Such cost savings were partially offset by increased professional fees and insurance costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, decreased by approximately $0.2 million to $3.3 million in the second quarter of fiscal 2003 as compared to $3.5 million in the second quarter of fiscal 2002, a decrease of 5.7%. As a percent of net sales, depreciation and amortization expense decreased to 2.2% in the second quarter of fiscal 2003 as compared to 2.3% in the second quarter of fiscal 2002.

Store Closures

Store closure costs, totaling $0.3 million in the second quarter of fiscal 2003, consist of estimated costs incurred in connection with the closure of two stores in fiscal 2003. Such costs consist primarily of estimated lease termination costs, and other incremental costs associated with the closure of the stores.

In July 2002, the Company sold two store leases and certain fixtures and equipment to The Bon, Inc., a division of Federated Department Stores, Inc. for $1.0 million. The Company recognized a gain of $0.3 million from the sale.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $1.1 million to $3.4 million in the second quarter of fiscal 2003 as compared to $4.5 million in the second quarter of fiscal 2002, a decrease of 24.3%. As a percent of net sales, interest expense decreased to 2.2% in the second quarter of fiscal 2003 as compared to 2.9% in the second quarter of fiscal 2002. These decreases are primarily due to lower outstanding borrowings on the Company's revolving credit facility as a result of the sale of the receivables to Household. The weighted average interest rate applicable to the facility was (5.1% in the second quarter of fiscal 2003 as compared to 5.5% in the second quarter of fiscal 2002).

In fiscal 2002, interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by $0.6 million in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002. This increase was primarily due to an increase in the net income of the partnership which owns the Company's corporate headquarters building. The Company has a 36% interest in the partnership and accounts for its investment using the equity method of accounting.

Income Taxes

The Company's interim effective tax rates of 36.5% in the second quarter of fiscal 2003 and 38.5% in the second quarter of fiscal 2002 represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Income(Loss)

As a result of the foregoing, the Company reported net income of approximately $25,000 in the second quarter of fiscal 2003 as compared to a net loss of $2.1 million in the second quarter of 2002. On a per share basis (basic and diluted), net income was $0.00 per share in the second quarter of 2003 as compared to a net loss of $0.17 per share in the second quarter of 2002.

First Half of Fiscal 2003 Compared to First Half of Fiscal 2002

Net Sales

Net sales decreased by approximately $12.8 million to $292.6 million in the first half of fiscal 2003 as compared to $305.4 million in the first half of fiscal 2002, a decrease of 4.2%. This decrease is partially due to store closures. Comparable store sales decreased by 1.7% in the first half of fiscal 2003 as compared to the same period of the prior year.

Net Credit Revenues

As described more fully in Note 3 to the accompanying financial statements and in the Company's Annual Report on Form 10-K, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold its private label credit card accounts and accounts receivable to Household. In connection with the sale the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed their servicing on May 14, 2003, as planned. Household compensated the Company for providing the services during the interim servicing period. The CCA provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues. In connection with the sale the Company also terminated its receivables securitization program.

Net credit revenues related to the Company's proprietary credit cards decreased by approximately $2.3 million, or 52.7%, in the first half of fiscal 2003 as compared to the first half of fiscal 2002. As a percent of net sales, net credit revenues were 0.7% in the first half of fiscal 2003 as compared to 1.4% in the first half of fiscal 2002. Net credit revenues consist of the following:

                                                                          First Half
                                                                     --------------------
(In thousands of dollars)                                              2003       2002
---------------------------------------------                        ---------  ---------
Service charge revenues............................................ $   1,105      8,862
Interim servicing compensation - net...............................     1,088
Amortization of interest - only strip..............................      (313)
Interest expense on securitized receivables  ......................               (2,441)
Charge-offs on receivables sold (net of recoveries) and provision
  for credit losses on receivables ineligible for sale ............       183     (2,258)
Gain on sale of receivables........................................                  198
                                                                     ---------  ---------
                                                                    $   2,063  $   4,361
                                                                     =========  =========

The interim servicing compensation amount represents servicing fees under the ISA attributable to general corporate activities that were not offset by direct costs of servicing the portfolio during the interim period. These revenues ceased at the end of the interim servicing period on May 14, 2003.

In connection with the sale of the receivables, on January 31, 2003 the Company recorded a $313,000 interest-only strip that was amortized over the estimated life of the underlying assets sold (approximately five months). The interest-only strip represented the portion of the initial revenues under the CCA that is considered a residual interest in the assets sold. As of August 2, 2003, the interest-only strip has been fully amortized.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments was $1.5 million in the first half of fiscal 2003, essentially equal to the first half of fiscal 2002.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first half of fiscal 2003 consisted primarily of sales in fine jewelry departments and the beauty salons. Such leased department sales decreased by approximately $0.3 million, or 2.4%, to $10.3 million in the first half of fiscal 2003 as compared to $10.6 million in the first half of fiscal 2002.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $8.7 million to $190.9 million in the first half of fiscal 2003 as compared to $199.6 million in the first half of fiscal 2002, a decrease of 4.4%. The dollar decrease is consistent with the decrease in sales volume. The Company's gross margin percentage increased to 34.8% in the first half of fiscal 2003 as compared to 34.7% in the first half of fiscal 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $6.6 million to $98.6 million in the first half of fiscal 2003 as compared to $105.2 million in the first half of fiscal 2002, a decrease of 6.3%. As a percent of net sales, selling, general and administrative expenses decreased to 33.7% in the first half of fiscal 2003 as compared to 34.4% in the first half of fiscal 2002. The dollar decrease is primarily due to the effects of store closures, the elimination of the in-house credit card operations in connection with the sale of receivables to Household and cost reduction efforts initiated throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced advertising expenditures resulting from an increased reliance on more effective targeted marketing efforts, and reduced communications costs. Such cost savings were partially offset by increased professional fees and insurance costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, decreased by approximately $0.2 million to $6.7 million in the first half of fiscal 2003 as compared to $6.9 million in the first half of fiscal 2002, a decrease of 2.8%. As a percent of net sales, depreciation and amortization expense was 2.3% in both the first half of fiscal 2003 and the first half of fiscal 2002.

Store Closures

Store closure costs, totaling $0.45 million in the first half of fiscal 2003, consist of estimated costs incurred in connection with the closure of five stores in fiscal 2003. Such costs consist primarily of estimated lease termination costs, asset impairment charges and other incremental costs associated with the closure of the stores.

In July 2002, the Company sold two store leases and certain fixtures and equipment to The Bon, Inc., a division of Federated Department Stores, Inc. for $1.0 million. The Company recognized a gain of $0.3 million from the sale.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $1.4 million to $6.8 million in the first half of fiscal 2003 as compared to $8.2 million in the first half of fiscal 2002, a decrease of 17.5%. As a percent of net sales, interest expense decreased to 2.3% in the first half of fiscal 2003 as compared to 2.7% in the first half of fiscal 2002. These decreases are primarily due to lower outstanding borrowings on the Company's revolving credit facility as a result of the sale of the receivables to Household. The weighted-average interest rate applicable to the facility was 5.3% in the first half of fiscal 2003 as compared to 5.7% in the first half of fiscal 2002.

In fiscal 2002, interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by $0.6 million in the first half of fiscal 2003 as compared to the first half of fiscal 2002. This increase was primarily due to an increase in the net income of the partnership which owns the Company's corporate headquarters building. The Company has a 36% interest in the partnership and accounts for its investment using the equity method of accounting.

Income Taxes

The Company's interim effective tax rates of 36.5% in the first half of fiscal 2003 and 38.5% in the first half of fiscal 2002 represent the Company's best estimates of the annual effective tax rates for those fiscal years.

Net Loss

As a result of the foregoing, the Company's net loss was $4.0 million in the first half of fiscal 2003 as compared to $4.8 million in the first half of fiscal 2002. On a per share basis (basic and diluted), the net loss was $0.31 per share in the first half of fiscal 2003 as compared to $0.38 per share in the first half of fiscal 2002.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit and by proceeds from external financings and sale transactions. As described more fully below and in Note 3 to the Condensed Consolidated Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household. Proceeds from the sale were used to reduce the Company's debt and certain off-balance sheet obligations by over $100 million. At the closing date, the Company's availability under its revolving credit facility increased by approximately $30 million. The Company expects the availability improvement over the course of fiscal 2003 to range from $22 million to $30 million compared to the prior year and based upon historical levels of accounts receivable. As a result, the Company believes its liquidity position after the sale is substantially improved in comparison to the prior year.

In addition to selling, subleasing or closing underperforming stores and reducing operating costs, recent efforts to improve the Company's liquidity position have included the following, which are described more fully below: (1) the sale of receivables to Household, (2) refinancing the Company's revolving credit facility, which was successfully completed on February 1, 2002; (3) restoring trade and factor credit to normal levels; and (4) completing other financing and sale transactions.

Sources of Liquidity

Sale of Receivables

As described more fully in the Company's 2002 Annual Report on Form 10-K, on January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household, the Company sold substantially all of its private label credit card accounts and the related accounts receivable to Household. The $102.8 million purchase price was paid in cash at closing, $100.3 million of which was allocated to the purchase of such credit card accounts and receivables and $2.5 million of which comprised prepaid program revenue. Proceeds from the sale were used to pay in full $73.2 million principal and accrued interest due to the Series 1999-1 and Series 2000-1 certificateholders under the Company's accounts receivable securitization program plus $3.4 million in related prepayment penalties. The remaining proceeds of $26.2 million and $3.8 million of cash remaining on deposit in certain bank accounts relating to the securitization was released to the Company at closing. All of the $30 million released to the Company was applied as a reduction of outstanding borrowings under the Company's revolving credit facility. As a result, the Company's availability under the credit line increased by $30 million at the closing date. The Company expects the ongoing availability improvement over the course of a year to range from $22 million to $30 million compared to the prior year and based upon historical levels of accounts receivable.

Senior Secured Credit Facility

On February 1, 2002, the Company finalized a three- year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent. This facility (the "GE facility") replaced the Company's previous revolving credit facility which was scheduled to expire on March 31, 2002. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million of that facility provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are subject to a restrictive borrowing base equal to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recoverable value of eligible inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $10.0 million of excess availability at all times, and certain other reserves that are established by GE Capital. As of August 2, 2003, outstanding borrowings under the facility totaled $76.4 million and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $20.3 million. The Company classified a total of $60.0 million as of August 2, 2003, $30.0 million as of February 1, 2003 and $75.0 million as of August 3, 2002, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates. The initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under this facility.

Interest charged on amounts borrowed under the Tranche A revolving facility is at the prime rate plus 0.50% per annum (5.25% at August 2, 2003), or at the Company's option, at the applicable LIBOR rate plus 2.75% per annum (4.59% at August 2, 2003). In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the Tranche A facility. Amounts borrowed under the Tranche B facility bear interest at prime plus 10.0%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime or LIBOR plus 2.25%, to as high as prime plus 0.75%, or LIBOR plus 3.00%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and the requirement to maintain a minimum accounts payable to inventory ratio. In addition, the GE facility does not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which has resulted in the maturity of that note automatically being extended to August 20, 2006. Management believes the Company is in compliance with all restrictive financial and operating covenants applicable to the GE facility as of August 2, 2003 and through the date of this report.

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

The Company began to experience a significant reduction in the level of unsecured credit offered by many of its factors and vendors in late fiscal 2001. Following the finalization of the GE facility on February 1, 2002, the level of unsecured credit offered by vendors increased, but unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, remained restricted. Management negotiated the restoration of partially secured credit lines with certain key factors by issuing standby letters of credit. Certain of those letters of credit were collateralized by the Harris letter of credit, which is described below. The issuance of those letters of credit reduced the Company's borrowing availability under the GE facility. In order to offset the majority of this availability reduction, Harris, an affiliate of the Company, agreed to provide a short-term credit enhancement to the GE facility under the terms of the Credit Facilitation Agreement ("CFA") entered into with the Company on February 22, 2002. During 2002, the CFA was amended three times to provide for extensions of the expiration date of the Harris letter of credit. Under the terms of the third amendment to the CFA, the Harris letter of credit was cancelled and the CFA was terminated as a result of the sale of receivables to Household.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first half of fiscal 2003, totaling $2.1 million, were primarily related to information system enhancements and the renovation, refixturing, and expansion of certain existing locations. The Company presently has no commitments or plans to open any stores in fiscal 2003.

As of August 2, 2003, the Company had issued a total of $9.8 million of standby letters of credit and documentary letters of credit totaling $5.9 million. The standby letters of credit were issued to secure credit lines with key factors and to provide collateral for a workers compensation insurance policy. The factor letters of credit currently expire at the end of January, 2004. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise.

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

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. No stock-based employee compensation expense is reflected in the first half of fiscal 2003 or 2002 results of operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

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

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to improve the sales, profitability and cash flows of the stores acquired from Lamonts Apparel, Inc., or to sell, sublease or close those stores that continue to be underperforming; the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit, the Company's dependence on its key personnel and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Item I. "Business" in Gottschalks' 2002 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission. The forward-looking statements contained herein are based upon management's expectations as of the date of this filing, and it should not be assumed that these statements will remain accurate as of any future date. GOTTSCHALKS DOES NOT PRESENTLY INTEND TO UPDATE THESE STATEMENTS AND UNDERTAKES NO DUTY TO ANY PERSON TO EFFECT ANY SUCH UPDATE UNDER ANY CIRCUMSTANCES.

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

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended August 2, 2003.

The Company's senior revolving credit agreement with GE Capital prohibits the Company from paying dividends without prior written consent from the lenders.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2003, the Company held its 2003 Annual Meeting of Stockholders at which the following matter was submitted to a vote of the Company's stockholders:

1. The stockholders voted for ten nominees for director, each for one-year terms. Each of the ten nominees was elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR	VOTES FOR	VOTES WITHHELD
Joe Levy	11,434,888	803,243
James R. Famalette	11,932,375	305,756
Joseph J. Penbera	11,351,753	886,378
Sharon Levy	11,415,908	822,223
Max Gutmann	11,313,453	924,678
Frederick R. Ruiz	11,902,212	335,919
O. James Woodward III	11,374,036	864,095
Thomas H. McPeters	11,492,635	745,496
Jorge Pont Sánchez James L. Czech	11,969,066 11,900,225	269,065 337,906

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed the following Current Reports on Form 8-K during the thirteen week period ended August 2, 2003:

-

Current Report on Form 8-K dated May 2, 2003 describing pursuant to Item 9, Regulation FD Disclosure, the issuance of a press release announcing the Company's audited financial results for the fourth quarter and fiscal year ended February 1, 2003, and the filing of its fiscal 2002 Form 10-K with the SEC.

-

Current Report on Form 8-K dated May 5, 2003 describing pursuant to Item 5, Other Events, the issuance of a press release announcing a common stock repurchase program. This Form 8-K also described the associated Seventh Amendment to Credit Agreement dated May 2, 2003 by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, LaSalle Retail Finance and Foothill Capital Corporation.

-

Current Report on Form 8-K dated May 27, 2003 describing pursuant to Item 9, Regulation FD Disclosure (Item 12. Disclosure of Results of Operations and Financial Condition) the issuance of a press release announcing the Company's financial results for the thirteen week period ended May 3, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.
(Registrant)
September 10, 2003	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
September 10, 2003	By:	/s/ Michael S. Geele
Michael S. Geele
(Senior Vice President and Chief Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of President and Chief Executive Officer and Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. 1350, As Adopted Pursuant to 906 of the Sarbanes-Oxley Act of 2002.