Form 10-Q
period 2003-11-01
GOTTSCHALKS INC
filed 2003-12-15
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

      The number of shares of the Registrant's common stock outstanding as of December 10, 2003 was 12,847,281.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                     November 1,   February 1, November 2,
                                                         2003         2003         2002
                                                     -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash............................................. $     6,123  $     6,215  $     3,296
  Retained interest in receivables sold............          --           --       15,325
  Receivables, net.................................       4,179       10,641        9,884
  Merchandise inventories..........................     228,232      164,615      230,852
  Other............................................      16,045       12,614       21,334
                                                     -----------  -----------  -----------
          Total current assets.....................     254,579      194,085      280,691

PROPERTY AND EQUIPMENT - NET.......................     132,098      139,888      148,407
GOODWILL - NET.....................................       7,501        7,501        7,635
OTHER INTANGIBLES - NET............................         860          658        8,554
OTHER LONG-TERM ASSETS.............................       4,908        6,597        6,989
                                                     -----------  -----------  -----------
                                                    $   399,946  $   348,729  $   452,276
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities...................... $   100,909  $    80,602  $   100,683
  Revolving line of credit.........................      41,356       28,845       59,374
  Current portion of long-term obligations.........       4,014        4,689        4,676
                                                     -----------  -----------  -----------
      Total current liabilities....................     146,279      114,136      164,733

LONG-TERM OBLIGATIONS (less current portion):
  Revolving line of credit.........................      60,000       30,000       75,000
  Notes and mortgage loans payable.................      36,064       37,454       37,634
  Capitalized lease obligations....................       6,124        7,643        8,367
                                                     -----------  -----------  -----------
                                                        102,188       75,097      121,001

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      29,493       31,183       33,811

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      22,180       21,989       21,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................      99,806      106,324      110,828
                                                     -----------  -----------  -----------
                                                    $   399,946  $   348,729  $   452,276
                                                     ===========  ===========  ===========

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                    Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                    --------------------------  --------------------------
                                                    November 1,   November 2,   November 1,   November 2,
                                                       2003          2002           2003          2002
                                                    ------------  ------------  ------------  ------------
Net sales......................................... $    145,929  $    153,108  $    438,520  $    458,536
Net credit revenues...............................          764         1,680         2,827         6,043
Net leased department sales.......................          616           651         2,097         2,173
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................      147,309       155,439       443,444       466,752

Costs and expenses:
  Cost of sales...................................       94,632        99,571       285,509       299,133
  Selling, general and administrative expenses....       50,845        54,039       149,454       159,242
  Depreciation and amortization...................        3,305         3,708        10,015        10,610
  Store closure costs - net.......................           73            --           523            --
  Gain on sale of stores..........................           --            --            --          (326)
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................      148,855       157,318       445,501       468,659
                                                    ------------  ------------  ------------  ------------
Operating loss....................................       (1,546)       (1,879)       (2,057)       (1,907)

Other (income) expense:
  Interest expense................................        3,270         3,942        10,052        12,159
  Miscellaneous income - net......................         (703)         (604)       (1,758)       (1,038)
                                                    ------------  ------------  ------------  ------------
                                                          2,567         3,338         8,294        11,121
                                                    ------------  ------------  ------------  ------------
Loss before income tax benefit....................       (4,113)       (5,217)      (10,351)      (13,028)

Income tax benefit................................       (1,501)       (2,614)       (3,778)       (5,620)
                                                    ------------  ------------  ------------  ------------
Net loss.......................................... $     (2,612) $     (2,603) $     (6,573) $     (7,408)
                                                    ============  ============  ============  ============
Net loss per common share -
  basic and diluted............................... $      (0.20) $      (0.20) $      (0.51) $      (0.58)
                                                    ============  ============  ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                   Thirty-Nine Weeks Ended
                                                                 --------------------------
                                                                  November 1,   November 2,
                                                                     2003          2002
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (6,573) $     (7,408)
  Adjustments:
     Depreciation and amortization.............................       10,015        10,610
     Provision for credit losses...............................           --           587
     Gain on sale of stores, net...............................           --          (326)
     Other adjustments, net....................................       (1,697)       (1,279)
     Changes in operating assets and liabilities:
        Receivables............................................        5,156           956
        Merchandise inventories................................      (62,651)      (69,777)
        Other current and long-term assets.....................       (2,279)         (800)
        Trade accounts payable.................................       17,224        22,794
        Other current and long-term liabilities................          693        (1,502)
                                                                 ------------  ------------
           Net cash used in operating activities...............      (40,112)      (46,145)

INVESTING ACTIVITIES:
   Available-for-sale securities (securitized receivables):
       Maturities..............................................           --      (240,855)
       Purchases...............................................           --       250,752
   Capital expenditures........................................       (3,383)       (6,762)
   Proceeds from sale of stores................................           --         1,010
   Other.......................................................          352           162
                                                                 ------------  ------------
           Net cash (used in) provided by investing activities.       (3,031)        4,307

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       42,510        38,466
  Net repayments under 2000-1 Series certificate...............           --        (6,000)
  Proceeds from long-term obligations..........................           --        19,700
  Proceeds from sale/leaseback transactions....................           --         1,334
  Principal payments on long-term obligations..................       (3,394)      (13,621)
  Changes in cash management liability and other...............        3,935         2,514
                                                                 ------------  ------------
          Net cash provided by financing activities............       43,051        42,393
                                                                 ------------  ------------
(DECREASE) INCREASE IN CASH....................................          (92)          555

CASH AT BEGINNING OF PERIOD....................................        6,215         2,741
                                                                 ------------  ------------

CASH AT END OF PERIOD.......................................... $      6,123  $      3,296
                                                                 ============  ============

See notes to condensed consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen and Thirty-Nine Weeks Ended November 1, 2003 and November 2, 2002

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. and subsidiary (the "Company") is a regional department store chain based in Fresno, California. As of the end of the third quarter of fiscal 2003, the Company operated 64 full-line Gottschalks department stores located in six Western states, with 39 stores in California, 13 in Washington, 6 in Alaska, 2 in Oregon, 2 in Idaho and 2 in Nevada. The Company also operates eleven specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed consolidated financial statements include the accounts of Gottschalks Inc. and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (see Note 3). Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended November 1, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004 ("fiscal 2003") due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 1, 2003 (the "2002 Annual Report on Form 10-K"). The condensed consolidated balance sheet at February 1, 2003 has been derived from the audited consolidated financial statements as of that date.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. STOCK BASED COMPENSATION

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

The Company has not adopted a method under SFAS No. 148 to expense stock options but rather continues to apply the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. No stock-based employee compensation expense is reflected in the first three quarters of fiscal 2003 or 2002 results of operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the pro-forma effect on net loss and net loss per share assuming the fair value recognition provisions of SFAS No. 123 would have been adopted for options granted since fiscal 1995.

                                                       Thirteen Weeks        Thirty-Nine Weeks
                                                           Ended                   Ended
                                                    ----------------------  ----------------------
                                                    November 1, November 2, November 1, November 2,
(In thousands of dollars, except per share data)       2003        2002        2003        2002
--------------------------------------------------  ----------  ----------  ----------  ----------
Net loss as reported.............................. $   (2,612) $   (2,603) $   (6,573) $   (7,408)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
 all awards, net of related tax effects...........        (35)        (83)       (109)       (260)
                                                    ----------  ----------  ----------  ----------
Pro forma net loss ............................... $   (2,647) $   (2,686) $   (6,682) $   (7,668)
                                                    ==========  ==========  ==========  ==========
Net loss per share (basic and diluted):
  As reported .................................... $    (0.20) $    (0.20) $    (0.51) $    (0.58)
  Pro-forma ...................................... $    (0.21) $    (0.21) $    (0.52) $    (0.60)

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

4. SALE OF RECEIVABLES AND RECEIVABLES SECURITZATION

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold substantially all of its private label credit card accounts and the related accounts receivable to Household. In connection with the sale, on January 31, 2003, the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed the servicing on May 14, 2003, as planned. Household compensated the Company for providing the services during the interim servicing period. Net credit revenues for the thirty-nine weeks ended November 1, 2003 include $1,088,000 representing the excess of interim servicing compensation over the direct servicing costs.

The CCA sets forth the terms and conditions under which Household will issue credit cards to the Company's customers and pay the Company for sales made on the cards. Under the terms of the CCA, the Company is required to perform certain duties, including the duties to process new account applications and receive in-store customer payments on behalf of Household and remit such payments to Household. The CCA has a term of five (5) years and is cancelable earlier by either party under certain circumstances. The CCA further provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). Net credit revenues for the thirteen and thirty-nine weeks ended November 1, 2003 include $687,000 and $1,792,000, respectively, of revenues received under the CCA.

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

On November 16, 2000, GCC Trust issued a Variable Base Class A-1 Credit Card Certificate (the "2000-1 Series Certificate") in an aggregate principal amount of up to $24 million. Upon the expiration of the commitment period for the original 2000-1 Series Certificate, GCC Trust issued two new 2000-1 Series Certificates on November 15, 2001 in an aggregate principal amount of up to $20.0 million. The Company borrowed against the 2000- 1 Series Certificates on a revolving basis, similar to a revolving line of credit arrangement, and such borrowings bore interest at variable rates equal to the one-month LIBOR rate plus 2.75%, with a minimum rate of 5.0% per annum. Borrowings against the Series 2000-1 Certificates were limited to a specified percentage of the outstanding balance of receivables underlying the certificates, and therefore varied depending on seasonal fluctuations in the underlying receivables.

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

6. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILTIIES

Trade accounts payable and other current liabilities consist of the following:

                                           November 1,      February 1,  November 2,
(In thousands of dollars)                      2003            2003          2002
---------------------------------------    ------------    ------------  ------------
Trade accounts payable.................   $     47,126    $     22,648  $     47,164
Accrued expenses.......................         18,255          23,011        17,667
Cash management liability..............         19,051          15,005        18,634
Accrued payroll and related
  liabilities..........................          7,876           7,179         7,859
Taxes, other than income taxes.........          7,960          12,114         8,179
Federal and state income taxes
  payable..............................             12              16         1,180
Deferred income taxes payable..........            629             629
                                           ------------    ------------  ------------
                                          $    100,909    $     80,602  $    100,683
                                           ============    ============  ============

7. DEBT

Senior Revolving Credit Facility

The Company has a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent and lender, and three other lenders. The facility (the "GE facility") was finalized on February 1, 2002 and has been amended from time to time thereafter. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub- facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facilities are limited to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $10.0 million of excess availability at all times, and other reserves that are in effect. As of November 1, 2003, outstanding borrowings under the facility totaled $101.4 million and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $36.4 million. Outstanding borrowings under the facility that are not expected to be repaid within one year of the respective balance sheet dates, totaling $60.0 million at November 1, 2003, $30.0 million at February 1, 2003 and $75.0 million at November 2, 2002, are classified as long-term in the accompanying financial statements. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under this facility.

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

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and a minimum accounts payable to inventory ratio. Management believes the Company was in compliance with all financial covenants applicable to the GE facility as of November 1, 2003.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                           November 1,      February 1,  November 2,
(In thousands)                                 2003            2003          2002
---------------------------------------    ------------    ------------  ------------
Revolving line of credit...............   $     60,000          30,000        75,000
9.39% mortgage loans payable, due 2010.         17,620          17,926        18,023
12.0% note payable, due 2005...........         13,480          14,200        14,440
Capital lease obligations..............          8,367          10,613        11,394
Variable rate note payable, due 2005...          3,700           3,700         3,700
Other mortgage loans and notes payable.          3,035           3,347         3,120
                                           ------------    ------------  ------------
                                               106,202          79,786       125,677
Less current portion...................          4,014           4,689         4,676
                                           ------------    ------------  ------------
                                          $    102,188    $     75,097  $    121,001
                                           ============    ============  ============

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross-default provisions. Accordingly, the failure to comply with these covenants, if not waived, would cause a cross-default under the majority of the Company's debt agreements. Management believes the Company was in compliance with all such covenants as of November 1, 2003.

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

8. STORE CLOSINGS

In fiscal 2001, the Company closed six of the 34 stores acquired from Lamonts Apparel, Inc. ("Lamonts") in July 2000. In June and December 2002, the Company developed plans for the closure of another eight of the acquired stores. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. Two of the latter eight stores were closed in each of June 2002, January 2003 and February 2003 and one store was closed in each of March and June, 2003. In May and October 2003, the Company developed plans for the closure of two additional stores one of which closed in July 2003 and the other is to be closed in January 2004. After the closure of the latter store the Company will be operating 18 of the original 34 stores acquired from Lamonts.

In the event the Company is unable to improve the operating performance of any underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future. In the past, the Company has successfully improved the operating results and cash flows of certain underperforming stores through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. However, there can be no assurance that these strategies will improve the operating results and cash flows of underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations.

As of November 1, 2003, the Company had a reserve for store closure costs totaling $255,000, which consisted primarily of estimated future lease obligations for one of the store locations closed in fiscal 2001 and two of the locations closed in fiscal 2003. In the event the Company is not successful in selling or subleasing the location closed in fiscal 2001 as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2003 or beyond, additional reserves for store closure costs may be incurred.

9. WEIGHTED AVERAGE NUMBER OF SHARES

The weighted average number of shares (in thousands) was 12,844 and 12,755 for the thirteen weeks ended November 1, 2003 and November 2, 2002 respectively. The weighted average number of shares (in thousands) was 12,821 and 12,739 for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 respectively.

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive.

10. COMMITMENTS AND CONTINGENCIES

The Company is a party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigations and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company presently has no commitments to open new stores in fiscal 2003. As of November 1, 2003, the Company had issued a total of $9.8 million of standby letters of credit and documentary letters of credit totaling $0.6 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed consolidated financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. These factors may result in performance for the thirteen and thirty-nine week periods ended November 1, 2003 (hereinafter referred to as the "third quarter" and "first three quarters" of fiscal 2003, respectively), which is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. Some of these significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, the valuation of its long-lived assets, including goodwill, its deferred tax assets and in prior years, receivables under its securitization program. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2002 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company's Consolidated Statements of Operations as a percent of net sales:

                                                          Third Quarter            First Three Quarters
                                                    --------------------------  --------------------------
                                                         2003          2002         2003          2002
                                                    ------------  ------------  ------------  ------------
Net sales.........................................        100.0%       100.0%       100.0%       100.0%
Net credit revenues...............................          0.5           1.1           0.6           1.3
Net leased department sales.......................          0.4           0.4           0.5           0.5
                                                    ------------  ------------  ------------  ------------
     Total revenues...............................        100.9         101.5         101.1         101.8

Costs and expenses:
  Cost of sales...................................         64.8          65.0          65.1          65.2
  Selling, general and administrative expenses....         34.8          35.3          34.1          34.8
  Depreciation and amortization...................          2.3           2.4           2.3           2.3
  Store closure costs - net.......................          0.1                         0.1
  Gain on sale of stores..........................                                                   (0.1)
                                                    ------------  ------------  ------------  ------------
     Total costs and expenses.....................        102.0         102.7         101.6         102.2
                                                    ------------  ------------  ------------  ------------
Operating loss....................................         (1.1)         (1.2)         (0.5)         (0.4)

Other (income) expense:
  Interest expense................................          2.2           2.6           2.3           2.6
  Miscellaneous income - net......................         (0.5)         (0.4)         (0.4)         (0.2)
                                                    ------------  ------------  ------------  ------------
                                                            1.7           2.2           1.9           2.4
                                                    ------------  ------------  ------------  ------------

Loss before income tax benefit....................         (2.8)         (3.4)         (2.4)         (2.8)

Income tax benefit................................         (1.0)         (1.7)         (0.9)         (1.2)
                                                    ------------  ------------  ------------  ------------
Net loss..........................................         (1.8)%        (1.7)%        (1.5)%        (1.6)%
                                                    ============  ============  ============  ============

Third Quarter of Fiscal 2003 Compared to Third Quarter of Fiscal 2002

Net Sales

Net sales decreased by approximately $7.2 million to $145.9 million in the third quarter of fiscal 2003 as compared to $153.1 million in the third quarter of fiscal 2002, a decrease of 4.7%. This decrease is partially due to store closures. Comparable store sales for the third quarter of fiscal 2003, which includes sales for stores open for the full period in both years, decreased by 2.0% as compared to the third quarter of fiscal 2002.

The Company operated 64 department stores and 11 specialty stores as of the end of the third quarter of fiscal 2003, as compared to 71 department stores and 13 specialty stores as of the end of the third quarter of fiscal 2002. One additional store has been identified for closure in January 2004. Management may consider the closure of additional stores if closure is determined to be financially advantageous to the Company.

Net Credit Revenues

As described more fully in Note 4 to the accompanying financial statements and in the Company's Annual Report on Form 10-K, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold its private label credit card accounts and accounts receivable to Household. In connection with the sale, the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed their servicing on May 14, 2003, as planned. Household compensated the Company for providing the services during the interim servicing period. The CCA provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues. In connection with the sale, the Company also terminated its receivables securitization program.

As a result, net credit revenues related to the Company's proprietary credit cards decreased by approximately $0.9 million, or 54.5%, in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002. As a percent of net sales, net credit revenues was 0.5% in the third quarter of fiscal 2003 as compared to 1.1% in the third quarter of fiscal 2002. Net credit revenues consist of the following:

                                                                         Third Quarter
                                                                     --------------------
(In thousands of dollars)                                              2003       2002
---------------------------------------------                        ---------  ---------
Service charge revenues............................................ $     687  $   4,109
Interest expense on securitized receivables  ......................               (1,177)
Net recoveries/(charge-offs) on receivables sold and provision
  for credit losses on receivables ineligible for sale ............        77     (1,149)
Gain on sale of receivables........................................                 (103)
                                                                     ---------  ---------
                                                                    $     764  $   1,680
                                                                     =========  =========

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the third quarter of fiscal 2003 was virtually equal to the third quarter of fiscal 2002.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the third quarter of fiscal 2003 consisted primarily of sales in the fine jewelry departments and the beauty salons. Such leased department sales decreased by approximately $0.1 million, or 2.5%, to $4.4 million in the third quarter of fiscal 2003 as compared to $4.5 million in the third quarter of fiscal 2002.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $5.0 million to $94.6 million in the third quarter of fiscal 2003 as compared to $99.6 million in the third quarter of fiscal 2002, a decrease of 5.0%. The dollar decrease is consistent with the decrease in sales volume. The Company's gross margin percentage increased to 35.2% in the third quarter of fiscal 2003 as compared to 35.0% in the third quarter of fiscal 2002. The gross margin percentage for the third quarter of fiscal 2003 reflects the effects of improved inventory flow as compared to prior year resulting from the implementation of a new merchandise replenishment system.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $3.2 million to $50.8 million in the third quarter of fiscal 2003 as compared to $54.0 million in the third quarter of fiscal 2002, a decrease of 5.9%. As a percent of net sales, selling, general and administrative expenses decreased to 34.8% for the third quarter of fiscal 2003 as compared to 35.3% for the third quarter of fiscal 2002. The dollar decrease is primarily due to the effects of store closures, the elimination of the in-house credit card operations in connection with the sale of receivables to Household and cost reduction efforts initiated throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced advertising expenditures resulting from an increased reliance on more effective targeted marketing efforts, and reduced communications costs. Such cost savings were partially offset by increased insurance costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, decreased by approximately $0.4 million to $3.3 million in the third quarter of fiscal 2003 as compared to $3.7 million in the third quarter of fiscal 2002, a decrease of 10.9%. This decrease is primarily the result of impairment charges taken during fiscal 2002 related to certain underperforming stores and for planned store closures. As a percent of net sales, depreciation and amortization expense decreased to 2.3% in the third quarter of fiscal 2003 as compared to 2.4% in the third quarter of fiscal 2002.

Store Closures

Store closure costs, totaling $0.1 million in the third quarter of fiscal 2003, consist of costs incurred in connection with the closure of two stores in fiscal 2003 and costs associated with the closure of a store in the Alaska market that was moved to a larger facility in that same market. Such costs consist primarily of lease termination costs, and other incremental costs associated with the closure of the stores.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.6 million to $3.3 million in the third quarter of fiscal 2003 as compared to $3.9 million in the third quarter of fiscal 2002, a decrease of 17.0%. As a percent of net sales, interest expense decreased to 2.2% in the third quarter of fiscal 2003 as compared to 2.6% in the third quarter of fiscal 2002. These decreases are primarily due to lower outstanding borrowings on the Company's revolving credit facility as a result of the sale of the receivables to Household. The weighted average interest rate applicable to the facility was 5.0% in the third quarter of fiscal 2003 as compared to 5.3% in the third quarter of fiscal 2002.

In fiscal 2002, interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by $0.1 million in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002. This increase was primarily due to an increase in the net income of the partnership which owns the Company's corporate headquarters building. The Company has a 36% interest in the partnership and accounts for its investment using the equity method of accounting.

Income Taxes

The Company's interim effective tax rate is 36.5% in the third quarter of fiscal 2003 and represents the Company's best estimate of the annual effective tax rate for fiscal 2003. The Company's interim effective tax benefit rate of 50.1% in the third quarter of fiscal 2002 includes a $0.6 million tax credit realized from partial settlement of certain net operating loss carryback claims previously filed. Excluding this credit, the Company's projected annual tax rate for the period was 38.5%, which represented the Company's best estimate of the annual effective tax rate for fiscal 2002.

Net Loss

As a result of the foregoing, the Company reported net loss of approximately $2.6 million in both the third quarter of fiscal 2003 and the third quarter of 2002. On a per share basis (basic and diluted), net loss was $0.20 per share in both the third quarter of 2003 and the third quarter of 2002.

First Three Quarters of Fiscal 2003 Compared to First Three Quarters of Fiscal 2002

Net Sales

Net sales decreased by approximately $20.0 million to $438.5 million in the first three quarters of fiscal 2003 as compared to $458.5 million in the first three quarters of fiscal 2002, a decrease of 4.4%. This decrease is partially due to store closures. Comparable store sales decreased by 1.9% in the first three quarters of fiscal 2003 as compared to the same period of the prior year.

Net Credit Revenues

As described more fully in Note 4 to the accompanying financial statements and in the Company's Annual Report on Form 10-K, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold its private label credit card accounts and accounts receivable to Household. In connection with the sale, the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed their servicing on May 14, 2003, as planned. Household compensated the Company for providing the services during the interim servicing period. The CCA provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues. In connection with the sale, the Company also terminated its receivables securitization program.

As a result, net credit revenues related to the Company's proprietary credit cards decreased by approximately $3.2 million, or 53.2%, in the first three quarters of fiscal 2003 as compared to the first three quarters of fiscal 2002. As a percent of net sales, net credit revenues were 0.6% in the first three quarters of fiscal 2003 as compared to 1.3% in the first three quarters of fiscal 2002. Net credit revenues consist of the following:

                                                                     First Three Quarters
                                                                     --------------------
(In thousands of dollars)                                              2003       2002
-------------------------------------------------------------------  ---------  ---------
Service charge revenues............................................ $   1,792  $  12,973
Interim servicing compensation - net...............................     1,088
Amortization of interest - only strip..............................      (313)
Interest expense on securitized receivables  ......................               (3,619)
Net recoveries/(charge-offs) on receivables sold and provision
  for credit losses on receivables ineligible for sale ............       260     (3,407)
Gain on sale of receivables........................................                   96
                                                                     ---------  ---------
                                                                    $   2,827  $   6,043
                                                                     =========  =========

The interim servicing compensation amount represents servicing fees under the ISA attributable to general corporate activities that were not offset by direct costs of servicing the portfolio during the interim period. These revenues ceased at the end of the interim servicing period on May 14, 2003.

In connection with the sale of the receivables, on January 31, 2003, the Company recorded a $313,000 interest-only strip that was amortized over the estimated life of the underlying assets sold (approximately five months). The interest-only strip represented the portion of the initial revenues under the CCA that is considered a residual interest in the assets sold. As of November 1, 2003, the interest-only strip has been fully amortized.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by approximately $0.1 million, or 3.5% to $2.1 million in the first three quarters of fiscal 2003, as compared to $2.2 million in the first three quarters of fiscal 2002, and is consistent with the decrease in the Company's total net sales previously mentioned.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first three quarters of fiscal 2003 consisted primarily of sales in fine jewelry departments and the beauty salons. Such leased department sales decreased by approximately $0.3 million, or 2.4%, to $14.8 million in the first three quarters of fiscal 2003 as compared to $15.1 million in the first three quarters of fiscal 2002.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $13.6 million to $285.5 million in the first three quarters of fiscal 2003 as compared to $299.1 million in the first three quarters of fiscal 2002, a decrease of 4.6%. The dollar decrease is consistent with the decrease in sales volume. The Company's gross margin percentage increased to 34.9% in the first three quarters of fiscal 2003 as compared to 34.8% in the first three quarters of fiscal 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $9.8 million to $149.4 million in the first three quarters of fiscal 2003 as compared to $159.2 million in the first three quarters of fiscal 2002, a decrease of 6.1%. As a percent of net sales, selling, general and administrative expenses decreased to 34.1% in the first three quarters of fiscal 2003 as compared to 34.8% in the first three quarters of fiscal 2002. The dollar decrease is primarily due to the effects of store closures, the elimination of the in-house credit card operations in connection with the sale of receivables to Household and cost reduction efforts initiated throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced advertising expenditures resulting from an increased reliance on more effective targeted marketing efforts, and reduced communications costs. Such cost savings were partially offset by increased professional fees and insurance costs.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, decreased by approximately $0.6 million to $10.0 million in the first three quarters of fiscal 2003 as compared to $10.6 million in the first three quarters of fiscal 2002, a decrease of 5.6%. This decrease is primarily the result of impairment charges taken during fiscal 2002 related to certain underperforming stores and for planned store closures. As a percent of net sales, depreciation and amortization expense was 2.3% in both the first three quarters of fiscal 2003 and the first three quarters of fiscal 2002.

Store Closures

Store closure costs, totaling $0.5 million in the first three quarters of fiscal 2003, consist of costs incurred in connection with the closure of five stores in fiscal 2003 and costs associated with the closure of a store in the Alaska market that was moved to a larger facility in that same market. Such costs consist primarily of lease termination costs, asset impairment charges and other incremental costs associated with the closure of the stores.

In July 2002, the Company sold two store leases and certain fixtures and equipment to The Bon, Inc., a division of Federated Department Stores, Inc. for $1.0 million. The Company recognized a gain of $0.3 million from that sale.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $2.1 million to $10.1 million in the first three quarters of fiscal 2003 as compared to $12.2 million in the first three quarters of fiscal 2002, a decrease of 17.3%. As a percent of net sales, interest expense decreased to 2.3% in the first three quarters of fiscal 2003 as compared to 2.6% in the first three quarters of fiscal 2002. These decreases are primarily due to lower outstanding borrowings on the Company's revolving credit facility as a result of the sale of the receivables to Household. The weighted-average interest rate applicable to the facility was 5.2% in the first three quarters of fiscal 2003 as compared to 5.64% in the first three quarters of fiscal 2002.

In fiscal 2002, interest expense related to securitized receivables is reflected as a reduction of net credit revenues and is not included in interest expense for financial reporting purposes.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by $0.7 million in the first three quarters of fiscal 2003 as compared to the first three quarters of fiscal 2002. This increase was primarily due to an increase in the net income of the partnership which owns the Company's corporate headquarters building. The Company has a 36% interest in the partnership and accounts for its investment using the equity method of accounting.

Income Taxes

The Company's interim effective tax rate is 36.5% in the first three quarters of fiscal 2003 and represents the Company's best estimate of the annual effective tax rate for fiscal 2003. The Company's interim effective tax benefit rate of 43.1% in the first three quarters of fiscal 2002 included a $0.6 million tax credit realized from partial settlement of certain net operating loss carryback claims previously filed. Excluding this credit, the Company's projected annual tax rate for the period was 38.5%, which represented the Company's best estimate of the annual effective tax rate for fiscal 2002.

Net Loss

As a result of the foregoing, the Company's net loss was $6.6 million in the first three quarters of fiscal 2003 as compared to $7.4 million in the first three quarters of fiscal 2002. On a per share basis (basic and diluted), the net loss was $0.51 per share in the first three quarters of fiscal 2003 as compared to $0.58 per share in the first three quarters of fiscal 2002.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit and by proceeds from external financings and sale transactions. As described more fully below and in Note 4 to the Condensed Consolidated Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household. Proceeds from the sale were used to reduce the Company's debt and certain off-balance sheet obligations by over $100 million. At the closing date, the Company's availability under its revolving credit facility increased by approximately $30 million. The Company experienced significant increases in availability in the first three quarters of fiscal 2003 relative to the same periods in 2002 and expects the improvement in availability over the course of the fourth quarter of fiscal 2003 to be in a seasonally adjusted range of from $30 million to $40 million as the same period in the prior year. As a result, the Company expects such improvements in availability to continue and believes its liquidity position after the sale is substantially improved in comparison to the prior year.

In addition to selling, subleasing or closing underperforming stores and reducing operating costs, recent efforts to improve the Company's liquidity position have included the following, which are described more fully below: (1) the sale of receivables to Household, (2) refinancing the Company's revolving credit facility on February 1, 2002; (3) restoring trade and factor credit to normal levels; and (4) completing other financing and sale transactions.

Sources of Liquidity

Sale of Receivables

As described more fully in the Company's 2002 Annual Report on Form 10-K, on January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household, the Company sold substantially all of its private label credit card accounts and the related accounts receivable to Household. The $102.8 million purchase price was paid in cash at closing, $100.3 million of which was allocated to the purchase of such credit card accounts and receivables and $2.5 million of which comprised prepaid program revenue. Proceeds from the sale were used to pay in full $73.2 million of principal and accrued interest due to the Series 1999-1 and Series 2000-1 certificateholders under the Company's accounts receivable securitization program plus $3.4 million in related prepayment penalties. The remaining proceeds of $26.2 million and $3.8 million of cash remaining on deposit in certain bank accounts relating to the securitization was released to the Company at closing. All of the $30 million released to the Company was applied as a reduction of outstanding borrowings under the Company's revolving credit facility. As a result, the Company's availability under the credit line increased by $30 million at the closing date. The Company expects the ongoing improvement in availability over the course of a year to range from $20 million to $40 million compared to fiscal 2002.

Senior Secured Credit Facility

On February 1, 2002, the Company finalized a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent. This facility (the "GE facility") replaced the Company's previous revolving credit facility which was scheduled to expire on March 31, 2002. The GE facility provides up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million of that facility provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. Borrowings under the facility are subject to a restrictive borrowing base equal to the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recoverable value of eligible inventory, as determined by a monthly valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $10.0 million of excess availability at all times, and certain other reserves that are established by GE Capital. As of November 1, 2003, outstanding borrowings under the facility totaled $101.4 million and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $36.4 million. The Company classified a total of $60.0 million as of November 1, 2003, $30.0 million as of February 1, 2003 and $75.0 million as of August 3, 2002, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates. The initial proceeds from the GE facility were used to repay all outstanding borrowings under the previous revolving credit facility, including a prepayment penalty, and other transaction fees and costs. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under this facility.

Interest charged on amounts borrowed under the Tranche A revolving facility is at the prime rate plus 0.50% per annum (4.5% at November 1, 2003), or at the Company's option, at the applicable LIBOR rate plus 2.75% per annum (3.87% at November 1, 2003). In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the Tranche A facility. Amounts borrowed under the Tranche B facility bear interest at prime plus 10.0%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate can range from a rate as low as prime or LIBOR plus 2.25%, to as high as prime plus 0.75%, or LIBOR plus 3.00%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and the requirement to maintain a minimum accounts payable to inventory ratio. In addition, the GE facility does not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which has resulted in the maturity of that note automatically being extended to August 20, 2006. Management believes the Company is in compliance with all restrictive financial and operating covenants applicable to the GE facility as of November 1, 2003 and through the date of this report.

Trade Credit and Transactions with Affiliate

The success of the Company's business is highly dependent upon the adequacy of trade credit offered by key factors and vendors, vendors' ability and willingness to sell products to the Company at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, would have a material adverse affect on the Company's business, liquidity position, and results of operations.

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

Other Financings

On February 19, 2002, the Company completed a $1.0 million, seven-year term loan financing of its corporate aircraft.

The Company entered into a $15.0 million three-year term loan with Kimco Capital Corp. on March 22, 2002. $10.9 million of the proceeds from the Kimco financing were used to repay previously existing mortgage loans on two store properties and a term loan, and to pay certain fees and costs associated with the transaction. The remaining $4.1 million of proceeds was used to reduce outstanding borrowings under the GE facility.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first three quarters of fiscal 2003, totaling $3.4 million, were primarily related to information system enhancements and the renovation, refixturing, and expansion of certain existing locations. The Company presently has no commitments or plans to open any stores in fiscal 2003.

As of November 1, 2003, the Company had issued a total of $9.8 million of standby letters of credit and documentary letters of credit totaling $0.6 million. The standby letters of credit were issued to secure credit lines with key factors and to provide collateral for a workers compensation insurance policy. The factor letters of credit currently expire at the end of January, 2004. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise.

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

Recently Issued Accounting Pronouncements

During 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." Under the new guidance, if the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that incurred cost. Generally, all other cash consideration received from a vendor should be classified as a reduction of cost of sales. As required, the Company adopted this guidance in the first three quarters of 2003 and its adoption had no material impact on the Company's sales, results of operations, cash flows or financial position.

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

Item 4. CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Administrative Officer, of the effectiveness of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in periodic reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, except as noted in the next paragraph, the Company's Chief Executive Officer and Chief Administrative Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

During the fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified a deficiency in the Company's financial reporting systems and procedures relating to the reconciliation of the accounts payable subsidiary ledgers to the general ledger. This deficiency constitutes a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management has substantially completed, with the assistance of outside consultants, the design, development and implementation of processes and controls to address this deficiency. Management does not expect the final resolution of this matter will have a significant effect on the Company's financial position or its results of operations.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities by the Company during the thirteen week period ended November 1, 2003.

The Company's senior revolving credit agreement with GE Capital prohibits the Company from paying dividends without prior written consent from the lenders.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Administrative Officer.
32.1	Certification of President and Chief Executive Officer and Chief Administrative Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed the following Current Reports on Form 8-K during the thirteen week period ended November 1, 2003:

-	Current Report on Form 8-K dated October 3, 2003 describing pursuant to Item 5, Other Events, the resignation of Mr. Michael Geele from his position as the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.
(Registrant)
December 15, 2003	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
December 15, 2003	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Chief Administrative Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Administrative Officer.
32.1	Certification of President and Chief Executive Officer and Chief Administrative Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.