Form 10-K
period 2004-01-31
GOTTSCHALKS INC
filed 2004-04-26
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 2, 2003: Common Stock, $.01 par value: $16,902,103.

      On March 31, 2004 the Registrant had outstanding 12,883,802 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 24, 2004, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

III of this Form 10-K.

Gottschalks Inc.

2003 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Item 1. BUSINESS

GENERAL

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of January 31, 2004, the Company operated 63 full-line "Gottschalks" department stores located in 6 Western states, with 39 stores located in California, 12 in Washington, 6 in Alaska, and 2 in each of Oregon, Nevada and Idaho. The Company also operates 11 "Village East" and "Gottschalks" specialty stores which carry a limited selection of merchandise.

The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including mens, womens, juniors and childrens apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings including china, housewares, domestics, small electric appliances and, in selected locations, furniture and mattresses. The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers.

The Company has operated continuously for 100 years since it was founded by Emil Gottschalk in 1904. At the time the Company initially offered its stock to the public in 1986, the Company operated 10 department stores. Since then, a net total of 53 department stores have been added. Twenty-six stores were added through acquisitions. The Company is incorporated in the state of Delaware.

Gottschalks Inc. dissolved its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), on July 30, 2003. This subsidiary was formed in 1994 in connection with a receivables securitization program. As more fully described in Note 2 to the Consolidated Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household Bank (SB), N.A. ("Household"). (See Note 2 to the Consolidated Financial Statements.)

OPERATING STRATEGY

Merchandising Strategy

The Company's merchandising strategy is directed at offering and promoting moderate to better priced brand-name merchandise recognized by its customers for style and value. Brand-name merchandise is complemented with offerings of private-label. Brand-name apparel, shoes, cosmetics and accessories lines carried by the Company include Estee Lauder, Lancome, Clinique, Chanel, Dooney & Bourke, Nine West, Liz Claiborne, Calvin Klein, Guess?, Nautica, Karen Kane, Tommy Hilfiger, Ralph Lauren, Haggar, Koret and Levi Strauss. Brand-name merchandise carried for the home includes Waterford, Lenox, Lladro, Krups, Kitchenaid, Calphalon and Samsonite.

The Company has also directed considerable effort towards improving the quality and increasing the penetration of private-label merchandise in its overall merchandise mix. The Company's most well recognized private-label is "Shaver Lake," currently carried in the womens, mens and childrens departments, as well as in certain departments in the home division. The "Shaver Lake" brand is exclusively offered in Gottschalks stores, and provides an opportunity to increase Gottschalks' brand acceptance and promote competitive differentiation. The Company plans to expand its private label offerings in mens and womens casual clothing in 2004.

The Company purchases merchandise from numerous suppliers. In no instance did purchases from any single vendor amount to more than 6% of the Company's net purchases in fiscal 2003. The Company's merchandising activities are conducted centrally from its corporate offices in Fresno, California.

The Company's merchandise mix as a percentage of total sales (including leased department sales) is reflected in the following table:

                                         Fiscal Years
                        -------------------------------------------
                         2003     2002     2001     2000     1999
                        -------  -------  -------  -------  -------
Women's Apparel........   28.1%   29.0%   29.3%   28.0%   26.6%
Cosmetics, Shoes
  & Accessories........   24.3     23.6     22.5     22.5     22.2
Home...................   20.1     20.4     20.1     20.8     22.1
Men's Apparel..........   13.3     13.0     13.8     14.0     13.7
Junior's and
 Children's Apparel....   10.6     10.5     10.5     10.7     10.3
 Leased Departments....    3.6      3.5      3.8      4.0      5.1
                        -------  -------  -------  -------  -------
  Total Sales..........  100.0%%  100.0%  100.0%  100.0%  100.0%
                        =======  =======  =======  =======  =======

Store Locations

The Company's stores are located primarily in diverse, growing, non-major metropolitan or suburban areas in the western United States where management believes there is strong demand and fewer competitors offering similar better to moderate brand-name merchandise and a high level of customer service. The Company has historically avoided expansion into the center of major metropolitan areas that are served by the Company's larger competitors and has instead sought to open new stores in nearby suburban or secondary market areas.

The Company's department stores are generally anchor tenants of regional shopping malls or strategically located strip centers. Other anchor tenants in the malls or strip centers generally complement the Company's goods with a mixture of competing and non-competing merchandise and serve to increase customer foot traffic. With new regional shopping mall construction on the decline, one of the Company's strategies is to open stores in smaller and more diverse locations that may not be served by its larger competitors that adopt a more standardized approach to expansion.

The Company currently has no new store openings planned for fiscal 2004. Any future new store openings will focus on sites that will serve to "fill in" geographical areas between existing stores. Management believes this strategy will improve the Company's ability to leverage advertising, transportation and other operating costs more effectively. In addition to opening individual store locations, the Company may also pursue additional selective strategic acquisitions.

The Company has continued to invest in the renovation and refixturing of its existing store locations in an attempt to maintain and improve market share in those market areas. In fiscal 2002 and 2003, the Company reduced its expenditures for renovation and refixturing primarily because of liquidity concerns. However, the Company plans to increase such capital expenditures to historical levels beginning in fiscal 2004 and initiate remodel activity at a number of store locations.

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

The following tables present selected data related to the Company's stores for the fiscal years indicated:

                                             Fiscal Years
                           -------------------------------- -----------------
                            2003       2002       2001       2000      1999
                           -------    -------    -------    -------   -------
Stores open at year-end:
--------------------------
Department stores.........     63  (1)    69  (1)    73 (1)     79 (2)    42
Specialty stores (3)......     11         12         13         17        20
                           -------    -------    -------    -------   -------
    Total                      74         81         86         96        62
                           =======    =======    =======    =======   =======

Gross store square
footage(4) (in thousands):
--------------------------
Department stores.........  5,406      5,665      5,876      6,139     4,377
Specialty stores..........     42         54         54         63        77
                           -------    -------    -------    -------   -------
    Total                   5,448      5,719      5,930      6,202     4,454
                           =======    =======    =======    =======   =======

____________________

(1) The Company closed 6 stores in fiscal 2003, 4 stores in fiscal 2002 and 6 stores in fiscal 2001, all of which were acquired in the Lamonts acquisition in July 2000.

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

(4) Reflects total store square footage, including office space, storage, service and other support space, and selling space.

Following is a summary of the Company's department store locations, by store size:

                                               # of
                                              stores
                                               open
                                              -------
  Larger than 200,000 gross square feet.....       3
  150,000 - 199,999 gross square feet.......       6
  100,000 - 149,999 gross square feet.......       9
   40,000 -  99,999 gross square feet.......      38
   20,000 -  39,999 gross square feet.......       7
                                              -------
        Total...............................      63
                                              =======

Marketing Strategy

The Company's marketing strategy is based on a multi-media approach, using newspapers, television, radio, direct mail, internet, and catalogs to highlight seasonal promotions, selected brand-name merchandise and frequent storewide sales events. Advertising efforts are focused on communicating the branded merchandise offered by the Company, and the high levels of quality, value and customer service available in the Company's stores. In its efforts to improve the effectiveness of its advertising expenditures, the Company uses data captured through its private-label credit card to develop segmented advertising and promotional events targeted at specific customers who have established purchasing patterns for certain brands, departments or store locations.

The Company's sales promotion strategy also focuses on special events such as fashion shows, bridal shows and wardrobing seminars in its stores and in the communities in which they are located to convey fashion trends to its customers. The Company receives reimbursement for certain of its promotional activities from some of its vendors.

In 2004, the Company will celebrate its 100th year of operation under the Gottschalks name. This unique event will be the focal point of marketing and merchandising strategies throughout the year culminating in a gala and the ringing of the closing bell of the New York Stock Exchange on September 17, 2004, the actual date of the 100th Year Anniversary.

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

Management focus for 2004 will also include an increased effort to attract and service the 30 to 55 year old age group, as well as, the Hispanic customer that continues to be a growing segment of the customer base in many current markets.

Distribution of Merchandise

The Company operates a 420,000 square foot distribution center located in Madera, California. The facility, constructed in 1989, is located in close proximity to the Company's corporate headquarters in Fresno, California. The facility serves all of the Company's store locations, with daily distributions of merchandise to all stores, including its stores located in states outside California. During the period of July 2000 through June 2001, the Company distributed merchandise to its locations in Washington, Alaska, Idaho and 2 of the stores located in Oregon through an outsourced facility located in Kent, Washington. The Company ceased using the outsourced facility in June 2001, consolidating all of its distribution functions to the facility in Madera.

The Company has continued to improve its logistical systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. The Company's logistical systems enable the Company to "cross dock" the majority of its merchandise, thereby processing merchandise through the distribution center in several minutes as compared to the several day timeframe required in the past. The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance. Such fees are intended to offset higher costs associated with the processing of and payment for such merchandise.

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

In connection with the sale, the Company entered into two additional agreements, an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until May 14, 2003. Household compensated the Company for providing the interim servicing. The compensation was equal to the costs of providing such services during the interim period.

The CCA sets forth the terms and conditions under which Household will issue Gottschalks private-label credit cards and pay the Company for sales made on the cards. The CCA has a term of five (5) years and is cancellable by either party under certain circumstances. The CCA further provides for the Company to be paid a percentage of Net Cardholder Charges and a percentage of other Revenue (such terms as defined in the CCA). The Company has determined during the course of 2003 that the amounts received under the CCA approximately equal the net revenues from its former in-house credit card operations, net of operating expenses and interest expense. Although no assurances can be given that the amounts under the CCA will continue at those levels or at all.

Credit Card Program

Management believes the private-label credit card enhances the Company's ability to generate and retain market share as well as increase sales. Private-label credit card sales as a percentage of total sales were 41.2%, 43.2% and 40.9% in fiscal 2003, 2002 and 2001, respectively. The decline in the 2003 private card penetration was due to the transition of service from the Company to Household. Efforts are underway between the Company and Household to increase the private card penetration in 2004.

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
    "Gold Card" and "55-Plus Gold Card" programs, which offer special services at a discount for customers who have a minimum net spending history on their charge accounts of $1,000 per year; and
    Various credit-card related promotional events throughout the year.

A key element to the re-vitalizaiton of the Company's private label credit card relates to the re-structured Rewards program, as described below:

The "Gottschalks Rewards" program, which offers an annual merchandise rebate certificate for up to 5% of annual credit purchases on the Company's credit card (up to a maximum of $10,000 of annual purchases) has been converted to a "points" program that allows customers to earn bonus points with every private label card purchase which can be applied towards future purchases of merchandise. A number of promotions, such as double points are planned for 2004 to coincide with the Company's celebration of its 100th Year Anniversary.

Competition and Seasonality

See Part I, Item I, "Risk Factors - We Face Significant Competition from Other Retailers" and "Risk Factors - Our Business is Susceptible to Economic Conditions and Other Factors that Affect our Markets, Some of Which are Beyond our Control".

Employees

As of January 31, 2004, the Company had approximately 5,800 employees, including 3,490 employees working part-time (less than 32 hours per week on a regular basis). As of February 1, 2003, the Company had 6,400 employees (including 3,850 working part-time). The decrease in the number of employees from the prior year is partially attributable to the store closures in fiscal 2003. The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately 57 employees in two former Lamonts locations in King County, Washington are covered by a collective bargaining agreement with the United Food and Commercial Worker's Union (UFCW). After the acquisition of Lamonts' assets, which included the leases of those two stores, the Company engaged in good faith bargaining and as a result, ratified an agreement with the union for a 2-½ year term commencing on April 7, 2001. The agreement was set to expire on September 30, 2003 but was extended to September 30, 2004. Management does not believe that the agreement will have a material affect on the Company's business, financial condition or results of operations. Management considers its employee relations to be good.

ACQUISITIONS

The Company has completed two significant acquisitions in its operating history, including the acquisition of 8 stores from The Harris Company ("Harris") in fiscal 1998, and an additional 34 store locations from Lamont's Apparel, Inc. ("Lamonts") in fiscal 2000.

The Harris Acquisition

On August 20, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Harris, a wholly-owned subsidiary of El Corte Ingles ("ECI") of Spain. Harris operated nine full-line department stores located in the Southern California area. As planned, the Company closed one of the acquired stores on January 31, 1999. The purchase price for the assets consisted of 2,095,900 shares of common stock of the Company and a $22.2 million 8% Extendable Subordinated Note, due August 2003 (subsequently extended to May 2007) (the "Subordinated Note"). As a result of the acquisition, Harris became a significant stockholder of the Company, and both Harris and ECI became affiliates of the Company. The Company also leases three of its store locations from ECI. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources - Transactions with Affiliate.")

The Lamonts Acquisition

The Company completed the largest acquisition in its operating history on July 24, 2000, significantly expanding its presence throughout the Pacific Northwest and Alaska. Under the transaction (hereinafter the "Lamonts acquisition"), the Company acquired 37 department store leases, related store fixtures and equipment and one store building from Lamonts, a bankrupt specialty apparel store chain, for a cash purchase price of $20.1 million. Concurrent with the closing of the transaction, the Company sold one of the store leases for $2.5 million, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17.6 million for 34 store leases, related store fixtures and equipment and one store building. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores acquired were located in 5 Western states, with 19 stores in Washington, 7 in Alaska, 5 in Idaho, 2 in Oregon and 1 in Utah. The Company converted the acquired stores to the Gottschalks banner and re-opened the stores in late August and early September 2000. In fiscal 2001, the Company closed 6 of the acquired stores that were determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. In fiscal 2002, the Company closed another 4 of the acquired stores and an additional 6 stores were closed in fiscal 2003. The Company continues to operate 18 of the original 34 stores acquired from Lamonts some of which have continued to perform below expectations. In the event the Company is unable to improve the performance of such underperforming stores, the Company may consider the sale, sublease or closure of these stores in the future.

Available Information

Gottschalks' internet address is http://www.gottschalks.com. We have made available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes is limited. This limited financial flexibility may result in increased vulnerability to general adverse economic and industry conditions, a more limited ability to react to changes in the business environment and the industry in which the Company competes, and the Company being at a competitive disadvantage with competitors that have less debt and greater access to capital resources. In addition, a significant portion of the Company's cash flow from operations must be dedicated to the payment of principal, interest and other fees relative to its debt, which reduces the funds available for operations. Risks and uncertainties associated with the previously described sources of liquidity are described more fully below.

The Company is highly dependent on its ability to borrow against its senior revolving credit facility for working capital purposes. As of March 1, 2004, the Company re-negotiated its senior revolving credit facility (the "GE facility") for which General Electric Capital Corporation ("GE Capital") acts as administrative agent. The facility provides for borrowings of up to $165.0 million and has been extended through February 28, 2007. The GE facility is secured by substantially all the Company's assets. The GE facility provides for lower rates of interest than the previous credit facility and refinanced an existing real estate loan, which also has resulted in lower interest costs to the Company. In addition, the GE facility reduced the number of financial covenants to one fixed charge covenant. Borrowings under the GE facility are subject to a restrictive borrowing base equal to a specified percentage of eligible credit card receivables, which are considered cash equivalents, and a specified percentage of merchandise inventory, less other reserves that are established by GE Capital. Several factors can influence the maximum amount the Company is able to borrow under this facility, including, without limitation, the level of eligible inventory, the appraised value of eligible inventory and the level of reserves established against eligible inventory. Any significant reduction to the Company's borrowing capacity under the GE facility would have a material adverse affect on the Company's liquidity position.

The GE facility contains restrictive financial and operating covenants, including without limitation, the requirement to maintain a minimum fixed charge coverage ratio (as defined in the related agreement). Certain of the Company's other debt agreements also contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants would cause a cross-default under the majority of the Company's other debt agreements. Any of these defaults, if not waived, could result in a majority of the Company's debt becoming immediately due and payable. If this were to occur, the Company may not be able to repay the debt or borrow sufficient funds to refinance it. Even if new financing were available, the Company may not be able to complete such refinancing quickly enough or at financially acceptable terms. (See Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".)

The Company Is Highly Dependent On Key Relationships With Factors And Vendors

The success of the Company's business is highly dependent upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell its products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, would have a material adverse affect on the Company's business, liquidity position, and results of operations.

The Company began to experience a significant reduction in the level of unsecured credit offered by many of its factors and vendors in late fiscal 2001. In February 2002, the level of unsecured credit offered by vendors increased, but unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, remained restricted. Management negotiated the restoration of partially secured credit lines with certain key factors by issuing standby letters of credit. The issuance of those letters of credit reduced the Company's borrowing availability under its revolving line of credit. In order to offset the majority of this availability reduction, Harris, an affiliate of the Company, agreed to provide a short-term credit enhancement to the revolving credit facility under the terms of a Credit Facilitation Agreement (the "CFA") entered into with the Company on February 22, 2002. During 2002, the CFA was amended three times to provide for extensions of the expiration date of the Harris letter of credit. Under the terms of the third amendment to the CFA, the Harris letter of credit was cancelled and the CFA was terminated as a result of the closing of the sale of receivables to Household.

Despite the increase in the amount of unsecured credit granted by the Company's vendors and factors, such amounts remained below historical levels throughout fiscal 2002. The Company continued to experience improvement in unsecured credit levels a result of the Household transaction and improved operating results in 2003. The Company has been able to purchase adequate levels of merchandise to support its operations. The Company has also eliminated the outstanding factor letters of credit effective in March of 2004.

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

The Company Has Worked Through The Integration Challenges With The Lamonts Acquisition

As described more fully in the Company's Annual Reports on Form 10-K for the years ended February 1, 2003, February 2, 2002 and February 3, 2001, many of the stores acquired from Lamonts performed below expectations in fiscal 2002, 2001 and 2000.

Based on reviews of the long-term prospects of each of the acquired stores, management decided to close 6 of the acquired stores in fiscal 2001, 4 in fiscal 2002 and 6 in fiscal 2003. After these store closings, the Company continued to operate 18 of the original 34 acquired stores. However, certain of those stores continue to perform below expectations. In the event the Company is unable to improve the operating performance of those locations, management may consider the sale, sublease or closure of those locations in the future. In the past, the Company has successfully improved the operating results and cash flows of underperforming locations through a variety of strategies, including revising the merchandise mix, changing store management, revising marketing strategies, renegotiating lease agreements and reducing operating costs. There can be no assurance, however, that these strategies will improve the operating results and cash flows of those underperforming stores, or that the Company will be able to sell, sublease or close those stores in the event their performance does not improve. In addition, the Company may incur certain costs and expenses in connection with the sale or closure of those locations that may not be fully offset by sale proceeds, sublease income or favorable lease terminations. As a result, added store closure costs may be incurred in the future.

During fiscal 2002, the Company performed an analysis of all of its underperforming store locations, which consisted primarily of former Lamonts locations. This analysis was performed by comparing projected net operating cash flows, including estimated proceeds from the sale of certain assets, to the carrying value of the stores' long-lived assets. As a result of this analysis, the Company recorded non-cash asset impairment charges of $9.5 million to write down property and equipment, leasehold interests and goodwill related to certain of the under-performing stores. No further impairment of long-lived assets was identified and recorded with respect to underperforming stores during 2003. If actual market conditions are less favorable than those projected, additional charges for the impairment of long-lived assets may be incurred in the future.

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

War and Acts of Terrorism. The involvement of the United States in war or other conflicts have had an adverse impact on the Company by, among other things, adversely affecting retail sales as a result of reduced consumer spending, and by causing substantial increases in fuel prices thereby increasing the costs of doing business. Any future war, political conflict or significant act of terrorism on U.S. soil or elsewhere could have an adverse effect from the foregoing and by impeding the flow of imports or domestic products to the Company.

The Company May Face Higher Operating Costs

Approximately 46.9% of the Company's debt at January 31, 2004 has underlying variable interest rates, which may result in higher interest expense in the event interest rates are raised. (See Item 7A "Qualitative and Quantitative Disclosures about Market Risk.")

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

The Company also depends on attracting and retaining a large number of qualified employees to maintain and increase sales and to execute its customer service programs. Many of its employees are in entry level or part-time positions with historically high levels of turnover. The Company's ability to meet its employment needs is dependent on a number of factors, including the following factors which affect its ability to hire or retain qualified employees:

  unemployment levels;
  minimum wage legislation;
  rising health care costs; and
  changing demographics in the local economies where stores are located.

Item 2. PROPERTIES

Corporate Office and Distribution Center

The Company's corporate headquarters is located in an office building in Fresno, California. The building was constructed in 1991 and is owned by a limited partnership in which the Company holds a 36% interest as the sole limited partner. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in 2011. The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. As described in Note 6 to the Consolidated Financial Statements, the Company has financed its interest in the partnership with a three-year promissory note maturing in May 2005. The Company believes that its current office space is adequate to meet its office space requirements for the foreseeable future.

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

Store Leases and Locations

The Company owns seven of its 63 department stores, all but one of which are subject to mortgage loans, and leases the remaining 56 department stores and all of its 11 specialty stores, and remains obligated under the lease for one of the department stores closed in fiscal 2001. Most of the Company's department store leases expire in various years through 2021, and have renewal options for one or more periods ranging from five to 20 years. Leases for specialty store locations generally do not contain renewal options. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

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

The following table contains additional information about the Company's stores open as of the end of fiscal 2003:

                              #        Gross
                             of       Square
          State            Stores   Footage(1)
------------------------- --------- -----------
Department Stores:
  California.............       39   4,048,636
  Washington.............       12     627,102
  Alaska.................        6     339,987
  Oregon.................        2     110,400
  Nevada.................        2     199,300
  Idaho..................        2      80,054

                          --------- -----------
     Total                      63   5,405,479
                          ========= ===========

Specialty Stores:
  California.............       10      39,170
  Nevada.................        1       3,211
                          --------- -----------
    Total                       11      42,381
                          ========= ===========

_______________________

(1) Reflects total store square footage, including office space, storage, service and other support space, and selling space.

Item 3. LEGAL PROCEEDINGS

On March 5, 2004, AT&T filed a breech of contract complaint in the United States District Court in Fresno, California demanding the payment of approximately $768,000 for telecommunication services allegedly supplied to the Company in 2002 and 2003. The Company has answered and denied the AT&T allegations and demand. At this time it is not possible to predict the outcome of this dispute, but the Company believes that it is not liable for the amounts demanded by AT&T, and will vigorously defend any action AT&T files to pursue its claim.

The Company is party to other legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed for trading on both the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol "GOT" during the periods indicated:

                            2004              2003
                       -------- -------  -------- -------
Fiscal Quarters         High      Low     High      Low
---------------------  -------  -------  -------  -------
   1st Quarter....... $  1.58  $  0.94  $  3.85  $  2.24
   2nd Quarter....... $  2.17  $  1.15  $  3.48  $  2.43
   3rd Quarter....... $  4.00  $  1.80  $  2.70  $  1.17
   4th Quarter....... $  4.68  $  3.14  $  2.13  $  1.47

On March 31, 2004, the Company had 767 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The closing price of the Company's common stock as reported by the NYSE on March 31, 2004 was $5.58 per share.

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

The following table provides information as of January 31, 2004 about the Company's Common Stock that may be issued upon the exercise of options granted to employees or members of the Board of Directors under all of the Company's existing equity compensation plans.

                                                                                Number of
                                                                                securities
                                                                                remaining
                                                                              available for
                                                                             future issuance
                                                                               under equity
                                                Number of       Weighted-      compensation
                                              securities to be   average          plans
                                               issued upon       exercise       (excluding
                                                exercise of      price of       securities
                                                outstanding    outstanding     reflected in
Plan Category                                     options        options       column (a))
--------------------------------------------- ---------------  ------------  ----------------
Equity compensation plans approved by            1,688,500        $5.36         1,015,750
  security holders...........................
Equity compensation plans not approved by
  security holders...........................       N/A            N/A             N/A

Total........................................    1,688,500        $5.36         1,015,750

Item 6. SELECTED FINANCIAL DATA

The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January, 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001 and January 29, 2000, are referred to herein as fiscal 2003, 2002, 2001, 2000 and 1999, respectively. All fiscal years noted include 52 weeks, except for fiscal 2000, which includes 53 weeks. Management believes the Company's results of operations for fiscal 2000 were not materially affected by results applicable to the 53rd week.

The selected financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2003          2002          2001          2000          1999
                                         ---------     ---------     ---------     ---------     ---------
                                               (In thousands of dollars, except share data)
RESULTS OF OPERATIONS(1):
Net sales.............................. $ 660,574     $ 665,916     $ 678,866     $ 643,385     $ 541,275
Net credit revenues....................     3,729         8,225         8,420         9,150         8,709
Net leased department
  revenues (1).........................     3,525         3,557         3,965         3,853         4,209
                                         ---------     ---------     ---------     ---------     ---------
   Total revenues......................   667,828       677,698       691,251       656,388       554,193
                                         ---------     ---------     ---------     ---------     ---------
Costs and expenses:
  Cost of sales........................   435,370       441,426       450,723       421,329       354,010
  Selling, general and
   administrative expenses.............   203,966       207,885       210,658       194,246       167,561
  Depreciation and
   amortization (2)....................    13,177        13,374        13,256        11,154         9,465
  Asset impairment charges (3).........        --         9,502            --            --         1,933
  Store closure costs (4)..............        --            --           729
  Receivables sale costs (5)...........        --         1,749            --            --            --
  New store pre-opening
   costs (6)...........................        --            --            --         4,684           495
                                         ---------     ---------     ---------     ---------     ---------
   Total costs and expenses............   652,513       673,936       675,366       631,413       533,464
                                         ---------     ---------     ---------     ---------     ---------
Operating income ......................    15,315         3,762        15,885        24,975        20,729
                                         ---------     ---------     ---------     ---------     ---------
Other (income) expense:
 Interest expense......................    13,296        15,883        14,364        13,750        11,408
 Losses on early extinguishment
   of debt (7).........................        --         3,695           696            --            --
 Miscellaneous income..................    (2,262)       (1,802)       (1,587)       (1,408)       (1,555)
                                         ---------     ---------     ---------     ---------     ---------
                                           11,034        17,776        13,473        12,342         9,853
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
   operations before income taxes......     4,281       (14,014)        2,412        12,633        10,876

Income tax expense (benefit)...........     1,529        (6,495)          851         4,775         4,240
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) from
   continuing operations...............     2,752        (7,519)        1,561         7,858         6,636

Discontinued operations:
  Loss from operation of closed stores.      (547)       (1,948)       (1,721)       (1,180)
  Loss on store closures (8)...........      (789)       (4,801)
  Income tax benefit...................      (454)       (2,295)         (585)         (401)
                                         ---------     ---------     ---------     ---------     ---------
Loss on discontinued operations........      (882)       (4,454)       (1,136)         (779)           --

Net income (loss)...................... $   1,870     $ (11,973)    $     425     $   7,079     $   6,636
                                         =========     =========     =========     =========     =========

Net income (loss) per common share
Basic:
   Income (loss) from continuing
    operations.........................      0.22         (0.59)         0.12          0.62          0.53
   Loss on discontinued operations.....     (0.07)        (0.35)        (0.09)        (0.06)         0.00
   Net income (loss) per common share..      0.15         (0.94)         0.03          0.56          0.53
Diluted:
   Income (loss) from continuing
    operation..........................      0.21         (0.59)         0.12          0.62          0.53
   Loss on discontinued operations.....     (0.07)        (0.35)        (0.09)        (0.06)         0.00
   Net income (loss) per common share.. $    0.14     $   (0.94)    $    0.03     $    0.56     $    0.53

Weighted-average number of
  common shares outstanding:
     Basic.............................    12,830        12,747        12,681        12,614        12,577
     Diluted...........................    12,919        12,747        12,691        12,632        12,616

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2003          2002          2001          2000          1999
                                         ---------     ---------     ---------     ---------     ---------
                                                                 (In thousands of dollars)
SELECTED BALANCE SHEET DATA:
Retained interest in
  receivables sold..................... $      --     $      --     $  19,222     $  19,853     $  29,138
Receivables, net.......................     9,145        10,641        11,331         9,248         7,597
Merchandise inventories (9)............   156,458       164,615       161,041       185,226       130,028
Property and equipment, net............   129,832       139,888       153,200       147,711       120,393
Total assets...........................   323,992       348,729       392,193       410,059       316,164
Working capital........................   108,949        79,949       104,378       111,011       104,719
Long-term obligations,
  less current portion.................    91,302        75,097       110,216       113,012        80,674
Subordinated note
  payable to affiliate.................    22,180        21,989        21,646        21,303        20,961
Stockholders' equity...................   108,323       106,324       118,172       117,573       110,238

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2003          2002          2001          2000          1999
                                         ---------     ---------     ---------     ---------     ---------
                                           (In thousands of dollars, except per square foot data)
OTHER SELECTED DATA:
Sales growth:
  Total store sales (10)...............     (3.5)%        (2.7)%          8.5%(11)     22.6%(12)      9.9%
  Comparable store sales (13)..........     (0.7)%        (0.8)%          0.4%(11)      5.6%(14)      7.7% (15)
                                                                                            (15)
Comparable stores data (13)(16):
  Sales per selling square foot........ $     149     $     148 (17)$     173 (17)$     176     $     168
  Selling square footage...............     4,451         4,654 (17)    3,478 (17)    3,384         2,758

Capital expenditures................... $   4,363     $   8,279     $  18,683     $  29,635     $  16,059
Current ratio..........................     2.50:1        1.70:1       1.97:1        1.93:1        2.38:1

__________________________

(1) Certain prior year amounts on the statement of operations have been reclassified to present discontinued operations to conform to the current year presentation in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets.

(2) Net leased department revenues consist of sales totaling $24.5 million, $24.9 million, $28.9 million, $27.7 million and $29.0 million in fiscal 2003, 2002, 2001, 2000 and 1999, respectively, less cost of sales.

(3) Depreciation and amortization includes the amortization of goodwill totaling $570,000, $553,000 and $536,000 in fiscal 2001, 2000 and 1999, respectively, and the (amortization) accretion of leasehold interests totaling $18,000, $(95,000), $41,000 and $203,000 in fiscal 2003, 2002, 2001 and 2000, respectively. Effective the beginning of fiscal 2002, the Company implemented the provisions of SFAS No. 142. As a result, the Company no longer amortizes goodwill and instead tests it annually for impairment. The Company continues to amortize leasehold interests (see Note 1 to the Consolidated Financial Statements).

(4) The fiscal 2002 charge consists of non-cash asset impairment charges to write down long-lived assets related to certain underperforming stores (see Note 10 to the Consolidated Financial Statements). The fiscal 1999 amount represents a non-recurring charge related to the write-off of an investment in a co-operative buying group.

(5) The fiscal 2001 amount represents costs incurred in connection with (i) the closure of six stores in fiscal 2001, net of proceeds from the sale or favorable termination of the related store leases, and (ii) the discontinuation of the use of an outsourced distribution center facility located in Kent, Washington. See Note 9 to the Consolidated Financial Statements.

(6) Represents receivable sale transaction costs, net of an interest only strip. The interest only strip represents the portion of the initial program fees to be received that is considered a residual interest in the assets sold. See Note 2 to the Consolidated Financial Statements.

(7) Fiscal 2000 includes $4.1 million pre-tax of non-recurring costs associated with the re-opening of the continuing stores acquired in the Lamonts acquisition.

(8) The 2002 amount represents securitization program prepayment penalties and the write-off of unamortized loan fees (see Note 2 to the Consolidated Financial Statements). The 2001 amount consists of the prepayment penalty and the write-off of unamortized loan fees related to the early retirement of the Company's previous revolving credit facility (see Note 6 to the Consolidated Financial Statements).

(9) The fiscal 2003 amount represents costs related to the closure of seven stores primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The fiscal 2002 amount represents costs associated with the closure of four stores in fiscal 2002 including lease termination costs, severance, and other incremental costs associated with the store closings, asset impairment charges related to stores closed in fiscal 2003 and fiscal 2002, and a gain on sale of two store leases and certain fixtures in fiscal 2002. See Note 9 to the Consolidated Financial Statements.

(10) The significant increase in merchandise inventories in fiscal 2000 as compared to fiscal 1999 relates primarily to additional inventories purchased for stores acquired in connection with the Lamonts acquisition in that year (see Part I, Item 1, "Business - Acquisitions"). The decrease in inventory from fiscal 2000 to fiscal 2001 and from fiscal 2002 to 2003 is primarily due to the reduction of inventory levels to more closely reflect selling trends, and to store closures.

(11) Total store sales include sales from stores closed which are reported net of expenses in discontinued operations.

(12) Represents total sales and comparable store sales growth percentages for fiscal 2001 as compared to the comparable 52 week period in fiscal 2000. Total sales and comparable store sales for the 52 week period in fiscal 2001 increased by 7.1% and decreased by 0.9%, respectively, as compared to the 53 week period in fiscal 2000.

(13) The increase in total store sales in fiscal 2000 is primarily due to the addition of 37 stores in the second half of fiscal 2000, including the 34 stores acquired in the Lamonts acquisition.

(14) Comparable stores are defined as stores which have been open for at least 12 full months and which remain open as of the applicable reporting date.

(15) Represents comparable store sales growth for the first 52 weeks of fiscal 2000 as compared to the same period of fiscal 1999. Comparable store sales for the 53 week period in fiscal 2000 increased by 6.9% as compared to the 52 week period in fiscal 1999.

(16) The comparable store sales increases in fiscal 2000 and 1999 were favorably impacted by the conversion of leased shoe departments to owned departments in 28 department stores effective August 1, 1999.

(17) Includes leased department sales in order to facilitate an understanding of the Company's sales relative to its selling square footage.

(18) The decrease in sales per selling square foot and the increase in selling square footage from 2001 to 2002 is attributable to the inclusion in 2002 comparable stores of the less productive former Lamonts stores.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors that have affected the Company's financial position and its results of operations for the periods presented in the accompanying consolidated financial statements.

Fiscal 2003, 2002, and 2001 results all include 52 weeks.

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

The Company records an allowance for estimated sales returns in the period in which the related sale occurs. These estimates are based primarily on historical sales returns. If the historical data used to calculate these estimates does not properly reflect future returns, and adjustments to the allowance for estimated sales returns may be necessary.

Inventory Valuation

Merchandise inventory, which consists of merchandise held for resale, is valued at the lower of LIFO (last-in, first-out) cost or market using the retail inventory method ("RIM") of accounting. Inherent in the RIM calculation are various judgments and estimates including, among others, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost, as well as resulting gross margins. The Company applies various methodologies to ensure that the application of the RIM is consistent for all periods presented. Such methodologies include the development of consistent cost-to-retail ratios and the grouping of homogenous classes of merchandise. Estimated inventory shrinkage between physical inventory dates is based on historical experience. Should actual inventory shrinkage results differ from the Company's estimate, year-end revisions to inventory shrinkage expense recognized on an interim basis may be required.

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

Reserve for Store Closure Costs

In the event a store is closed before its lease has expired, the remaining lease obligation after the closing date (less anticipated sublease rental income or proceeds from lease settlements, if any) is expensed at the date the store ceases operations. Asset impairment charges related to furniture, fixtures and equipment, leasehold improvements, goodwill and leasehold interests are expensed in the period in which management adopts a plan to close the store if impairment is considered likely as a result of such planned closure, or at such other time as impairment becomes likely. Severance and other incremental costs associated with a store closure are expensed as incurred.

As of January 31, 2004, the Company had a reserve for store closure costs totaling $337,000, which consisted primarily of estimated future lease obligations for one of the store locations closed in fiscal 2001 and one of the store locations closed in fiscal 2003. In the event the Company is not successful in selling or subleasing the locations closed in fiscal 2001 as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2004 or beyond, additional reserves for store closure costs, which may be material, may be incurred.

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property and equipment, goodwill, leasehold interests and other long-term assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. With respect to store locations, the Company performs an evaluation of whether an impairment charge should be recorded whenever a store experiences unfavorable operating performance. A store's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated remaining lease term to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the estimated fair value of the asset is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience in similar locations, changes in merchandising, promotional or operating strategy that may affect the profitability of a particular location, knowledge of the market area and in some cases, expected sale proceeds or sublease income, and independent appraisals. In addition, the analysis assumes that new store locations typically take three years to achieve their full profit potential. Various uncertainties, including but not limited to changes in consumer preferences, increased competition or a general deterioration in economic conditions could adversely impact the expected cash flows to be generated by an asset or group of assets. In fiscal 2002, the Company recorded asset impairment charges in connection with store closures, and such charges are included in loss on store closures in the accompanying consolidated income statement. In addition, asset impairment charges were recorded for certain underperforming store locations which continue to be operated. If actual performance or fair value estimates for other locations are less favorable than management's projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment.

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

Accounting for the Securitization and Sale of Receivables

Prior to the sale of its customer credit card accounts and accounts receivable to Household on January 31, 2003, the Company conveyed all of the receivables generated under its private label customer credit cards to a wholly-owned subsidiary, GCRC, on a daily basis. Those receivables that met certain eligibility requirements of the program were simultaneously conveyed to the Gottschalks Credit Card Master Trust ("GCC Trust") to be used as collateral for securities issued to investors. GCC Trust was a qualified special purpose entity and was not consolidated in the Company's financial statements. The transfers of such receivables were accounted for as sales for financial reporting purposes pursuant to SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and as such, the transferred receivables were removed from the Company's balance sheet at the time of the transfer. The Company retained a beneficial ownership interest in certain of the receivables transferred under the program and also retained an uncertificated ownership interest in the retained interest to future interest income (interest-only strip) and other receivables that did not meet certain eligibility requirements of the program. The retained interests and the interest-only strips were carried at their estimated fair values, which were estimated based upon the present value of the expected future cash flows, calculated using management's best estimates of key assumptions about anticipated credit losses, account prepayment speeds, discount rates and other factors necessary to derive an estimate of fair values. The gain or loss on the sale of the receivables was calculated by comparing the carrying amount of the financial assets involved in the transfer to their relative fair values at the date of transfer. The certificated portion of the retained interests were considered readily marketable and were classified as available for sale and carried at their estimated fair values in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations, expressed as a percent of net sales:

                                               Fiscal Years
                                     -------------------------------
                                       2003       2002       2001
                                     ---------  ---------  ---------
Net sales...........................    100.0%    100.0%    100.0%
Net credit revenues.................      0.6        1.2        1.2
Net leased department revenues......      0.5        0.5        0.6
                                     ---------  ---------  ---------
     Total revenues.................    101.1      101.7      101.8

Costs and expenses:
   Cost of sales....................     65.9       66.3       66.4
   Selling, general and
     administrative expenses........     30.9       31.2       31.0
   Depreciation and amortization....      2.0        2.0        2.0
   Asset impairment charges.........       --        1.4         --
   Store closure costs..............       --         --        0.1
   Receivables sale costs...........       --        0.3         --
                                     ---------  ---------  ---------
     Total costs and expenses.......     98.8      101.2       99.5
                                     ---------  ---------  ---------
Operating income....................      2.3        0.5        2.3

Other (income) expense:
   Interest expense.................      2.0        2.3        2.1
   Losses on early extinguishment
     of debt........................       --        0.5        0.1
   Miscellaneous income.............     (0.3)      (0.3)      (0.2)
                                     ---------  ---------  ---------
                                          1.7        2.5        2.0
                                     ---------  ---------  ---------
Income (loss) before income taxes...      0.6       (2.0)       0.3

Income tax expense (benefit)........      0.2       (1.0)       0.1
                                     ---------  ---------  ---------
Income (loss) from
 continuing operations..............      0.4       (1.0)       0.2

Discontinued operations:
  Income (loss) from operation
   of closed stores.................     (0.1)      (0.3)      (0.3)
  Loss on store closures............     (0.1)      (0.7)        --
  Income tax benefit................     (0.1)      (0.3)      (0.1)
                                     ---------  ---------  ---------
Loss on discontinued operations.....     (0.1)      (0.7)      (0.2)
                                     ---------  ---------  ---------
Net income (loss)...................      0.3%     (1.7)%       -- %
                                     =========  =========  =========

Fiscal 2003 Compared to Fiscal 2002

Net Sales

Net sales from continuing operations decreased by approximately $5.3 million, or 0.8%, to $660.6 million in fiscal 2003 as compared to $665.9 million in fiscal 2002. The fiscal 2003 sales decrease is primarily attributable to continued downturn in the general economic environment in much of the Company's market areas resulting in lower consumer spending during the first half of the fiscal period. Comparable store sales for fiscal 2003, which includes sales for stores open for the full period in both years, decreased by 0.7% as compared to the same 52-week period of the prior year.

The Company operated 63 department stores and 11 specialty stores as of the end of fiscal 2003 as compared to 69 department stores and 12 specialty stores as of the end of fiscal 2002. As described more fully in Note 9 to the accompanying financial statements, during fiscal 2003 the Company closed six department stores. Two such stores were closed in February 2003, and one store was closed in each of March 2003, April 2003, July 2003 and January 2004. During fiscal 2002 the Company closed two stores in each of June 2002 and January 2003.

Net Credit Revenues

As described more fully in Note 2 to the accompanying financial statements, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold its private label credit card accounts and accounts receivable to Household. In connection with the sale, the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed their servicing on May 14, 2003, as planned. Household compensated the Company for providing the services during the interim servicing period. The CCA provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues. In connection with the sale, the Company also terminated its receivables securitization program.

As a result, net credit revenues related to the Company's credit card receivables portfolio decreased by approximately $4.5 million or 54.7%, to $3.7 million in fiscal 2003 as compared to $8.2 million in fiscal 2002. As a percent of net sales, net credit revenues were 0.6% of net sales in fiscal 2003 as compared to 1.2% in fiscal 2002. Net credit revenues consist of the following:

(In thousands)                                              2003       2002
--------------------------------------------------------  ---------  ---------
Service charge revenues................................. $   2,649  $  17,813
Interim servicing compensation - net....................     1,088
Amortization of interest-only strip.....................      (313)
Interest expense on securitized receivables.............               (4,863)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale......       305     (4,821)
Gain on sale of receivables.............................                   96
                                                          ---------  ---------
                                                         $   3,729  $   8,225
                                                          =========  =========

The interim servicing compensation amount represents servicing fees under the ISA attributable to general corporate activities that were not offset by direct costs of servicing the portfolio during the interim period. These revenues ceased at the end of the interim servicing period on May 14, 2003.

In connection with the sale of the receivables, on January 31, 2003, the Company recorded a $313,000 interest-only strip that was amortized over the estimated life of the underlying assets sold (approximately five months). The interest-only strip represented the portion of the initial revenues under the CCA that is considered a residual interest in the assets sold. The interest-only strip has been fully amortized.

As expected, the Company experienced a substantial decrease in net credit revenues in fiscal 2003 as a result of the receivables sale to Household, as well as a reduction in selling, general and administrative expenses as a result of outsourcing the credit card servicing to Household and a reduction in interest expense arising from reduced line of credit borrowings resulting from the application of the proceeds from the Household transaction. As a result, the net credit revenues the Company receives under the CCA approximately equals the net revenues from its former in-house credit card operations, net of operating expenses and interest expense.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by approximately $0.03 million, or 0.9%, to $3.53 million in fiscal 2003 as compared to $3.56 million in fiscal 2002. This decrease is primarily due a continued downturn in the general economic environment in much of the Company's market areas resulting in lower consumer spending during the first three quarters of the fiscal year.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of fine jewelry departments and beauty salons, totaled $24.5 million in fiscal 2003 as compared to $24.9 million in fiscal 2002.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $6.0 million to $435.4 million in fiscal 2003 as compared to $441.4 million in fiscal 2002, a decrease of 1.4%. The dollar decrease is primarily due to the decrease in sales volume. The Company's gross margin percentage increased to 34.1% in fiscal 2003 as compared to 33.7% in fiscal 2002. The increase in the gross margin percentage was primarily due to a change in accounting for certain allowances received from vendors as a result of the Company's adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16 Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor that previously would have been reported as reductions in advertising expense, in addition to lower markdowns as a percentage of sales as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by approximately $3.9 million, or 1.9%, to $204.0 million in fiscal 2003 as compared to $207.9 million in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased 0.3% to 30.9% in fiscal 2003 as compared to 31.2% in fiscal 2002. The dollar decrease is primarily attributable to the elimination of the in-house credit card operations in connection with the sale of receivables to Household and cost reduction efforts initiated throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced advertising expenditures resulting from an increased reliance on more effective targeted marketing efforts (partially offset by the change in accounting for certain allowances previously mentioned), and reduced communications costs. Such cost savings were partially offset by increased professional fees and insurance costs. The Company is continuing to implement programs aimed at reducing operating costs throughout all areas of the Company. Although the Company anticipates it will be successful in achieving its cost reduction initiatives, there can be no assurance that the Company will be able to fully offset the impact of increases in certain of these costs in the future.

Depreciation and Amortization

Depreciation and amortization expense, which includes the (amortization) accretion of intangible assets other than goodwill decreased by approximately $0.2 million or 1.5%, to $13.2 million in fiscal 2003 as compared to $13.4 million in fiscal 2002. As a percent of net sales, depreciation and amortization expense was 2.0% in fiscal 2003 and fiscal 2002. The dollar decrease is primarily the result of impairment charges taken during fiscal 2002 related to certain underperforming stores, partially offset by additional depreciation related to information systems placed in service during 2002 and capital expenditures for the renovation and expansion of certain existing stores.

Asset Impairment Charges

No asset impairment charges related to continuing operations were recorded during fiscal 2003. During fiscal 2002, the Company recorded non-cash asset impairment charges of $9.5 million to write down long-lived assets related to certain underperforming stores that the Company continues to operate, primarily former Lamonts locations. These charges consisted of $3.6 million of property and equipment, $5.8 million of leasehold interests and $0.1 million of goodwill. The charges were determined by comparing projected net operating cash flows, including estimated proceeds from the sale of certain assets, to the carrying value of the stores' long-lived assets.

Receivables Sale Costs

In connection with the sale of accounts receivable to Household in fiscal 2002, the Company recorded receivable sale transaction costs of $2.0 million including consulting, legal, and other fees, and the net non-cash write-off of the remaining accounts of GCRC. These charges are partially offset by a $0.3 million retained interest only strip that was amortized over the estimated life of the underlying assets sold (estimated to be approximately five months). The interest only strip represents the portion of the initial program fees to be paid that is considered a residual interest in the assets sold.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $2.6 million to $13.3 million in fiscal 2003 as compared to $15.9 million in fiscal 2002, a decrease of 16.3%. As a percent of net sales, interest expense decreased to 2.0% in fiscal 2003 as compared to 2.3% in fiscal 2002. These decreases are primarily due to lower outstanding borrowings on the Company's revolving credit facility as a result of the sale of the receivables to Household. The weighted-average interest rate applicable to the facility was 5.2% in fiscal 2003 as compared to 5.5% in fiscal 2002.

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

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, increased by approximately $0.5 million to $2.3 million in fiscal 2003 as compared to $1.8 million in fiscal 2002. As a percent of net sales, miscellaneous income was 0.3% in fiscal 2003 and fiscal 2002. This increase was primarily due to an increase in the net income of the partnership which owns the Company's corporate headquarters building. The Company has a 36% interest in the partnership and accounts for its investment using the equity method of accounting. Fiscal 2002 includes recoveries of prior interest charges arising from the partial settlement of certain net operating loss carryback claims, partially offset by charges to the Company's partnership investment in its corporate offices related to the partnership's implementation of SFAS No. 133.

Income Taxes

The Company's effective tax rate for continuing operations is an expense of 35.7% in fiscal 2003 as compared to a benefit of 46.3% in fiscal 2002. Including the tax benefit reported in discontinued operations, the Company's effective tax rate is an expense of 36.5% in fiscal 2003 as compared to a benefit of 42.3% in fiscal 2002. The fiscal 2002 tax benefit includes $0.8 million arising from the realization of net operating loss carryback claims.

Income From Continuing Operations

As a result of the foregoing, the Company reported income from continuing operations of $2.8 million, or $0.21 per diluted share, in fiscal 2003 as compared to a net loss of $7.5 million, or $0.59 per diluted share, in fiscal 2002.

Discontinued Operations

As described more fully in Note 9 to the accompanying financial statements, during fiscal 2003 the Company closed six store locations. During fiscal 2002 the Company closed four store locations. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.5 million in fiscal 2003 and $1.9 million in fiscal 2002. The loss from operation of discontinued stores consists of the following:

(In thousands)                                               2003        2002
--------------------------------------------------------  ----------  ----------
Net sales from closed stores............................ $    6,973  $   25,512

Cost of sales...........................................      4,437      15,669
Selling, general and administrative expenses............      3,013      10,906
Depreciation and amortization...........................         70         885
                                                          ----------  ----------
  Total costs and expenses..............................      7,520      27,460
                                                          ----------  ----------

Loss from operations of closed stores................... $     (547) $   (1,948)
                                                          ==========  ==========

Net costs associated with the closure of stores totaled $0.8 million in fiscal 2003 primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. Net costs associated with the closure of stores totaled $4.8 million in fiscal 2002 consisting of lease termination costs, severance and other incremental costs associated with the store closings of approximately $0.6 million and non-cash asset impairment charges related to stores closed in fiscal 2003 and fiscal 2002 of $4.5 million, partially offset by a gain of $0.3 million from the sale of lease rights and fixtures and equipment related to two of the closed locations.

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

Net Income

As a result of the foregoing, the Company reported net income of $1.9 million in fiscal 2003 as compared to a net loss of $12.0 million in fiscal 2002. On a per diluted share basis the 2003 net income was $0.14 per share as compared to net loss of $0.94 per share in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

Net sales from continuing operations decreased by approximately $13.3 million, or 1.9%, to $665.9 million in fiscal 2002 as compared to $678.9 million in fiscal 2001. The fiscal 2002 sales decrease is primarily attributable to the closure of six stores in fiscal 2001 and to a continued downturn in the general economic environment in many of the Company's market areas resulting in lower consumer spending. Results of operations of the fiscal 2001 store closures are included in continuing operations in the accompanying statement of operations. Sales related to those stores were $7.6 million in fiscal 2001. Comparable store sales for fiscal 2002, which includes sales for stores open for the full period in both years, decreased by 0.8% as compared to the same 52-week period of the prior year.

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

Net Credit Revenues

Net credit revenues related to the Company's credit card receivables portfolio decreased by approximately $0.2 million or 2.3%, to $8.2 million in fiscal 2002 as compared to $8.4 million in fiscal 2001. As a percent of net sales, net credit revenues were 1.2% of net sales in both fiscal 2002 and fiscal 2001. Net credit revenues consist of the following:

(In thousands)                                              2002       2001
--------------------------------------------------------  ---------  ---------
Service charge revenues................................. $  17,813  $  17,817
Interest expense on securitized receivables.............    (4,863)    (4,902)
Charge-offs on receivables sold and provision for
  credit losses on receivables ineligible for sale......    (4,821)    (4,550)
Gain on sale of receivables.............................        96         55
                                                          ---------  ---------
                                                         $   8,225  $   8,420
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

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by approximately $0.4 million, or 10.0%, to $3.6 million in fiscal 2002 as compared to $4.0 million in fiscal 2001. This decrease is primarily due to the August 2001 termination of the shoe department leases in 36 of the Company's Pacific Northwest and Alaska locations, which were operated by an independent lessee. The Company subsequently re-opened Company-operated shoe departments in 15 of those stores. Pursuant to Staff Accounting Bulletin ("SAB") No. 101, sales generated in those departments after the termination of the leases are included in total sales as opposed to net leased department revenues for financial reporting purposes.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of fine jewelry departments, the shoe departments in 36 Pacific Northwest and Alaska locations (prior to the termination of the lease in August 2001) and beauty salons, totaled $24.9 million in fiscal 2002 as compared to $28.0 million in fiscal 2001.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $9.3 million to $441.4 million in fiscal 2002 as compared to $450.7 million in fiscal 2001, a decrease of 2.1%. The dollar decrease is primarily due to the decrease in sales volume. The Company's gross margin percentage increased to 33.7% in fiscal 2002 as compared to 33.6% in fiscal 2001. The increase in the gross margin percentage was primarily due to lower markdowns as a percentage of sales as compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by approximately $2.8 million, or 1.3%, to $207.9 million in fiscal 2002 as compared to $210.7 million in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased 0.2% to 31.2% in fiscal 2002 as compared to 31.0% in fiscal 2001. The dollar decrease is primarily attributable to realized benefits from cost reduction efforts and store closures, partially offset by increases in health care, workers' compensation and property and casualty insurance costs. Lower sales volume contributed to the increase in selling, general and administrative costs as a percentage of net sales.

Depreciation and Amortization

Depreciation and amortization expense, which includes the (amortization) accretion of intangible assets (leasehold interests and, in fiscal 2001, goodwill), increased by approximately $0.1 million or 1.0%, to $13.4 million in fiscal 2002 as compared to $13.3 million in fiscal 2001. As a percent of net sales, depreciation and amortization expense was 2.0% in fiscal 2002 and fiscal 2001. The dollar increase is primarily due to additional depreciation related to information systems placed in service during 2002 and capital expenditures for the renovation and expansion of certain existing stores. These increases were partially offset by the discontinuance of goodwill amortization as a result of the implementation of SFAS No. 142.

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

Asset Impairment Charges

During 2002, the Company recorded non-cash asset impairment charges of $9.5 million to write down long-lived assets related to certain underperforming stores, primarily former Lamonts locations. These charges consisted of $3.6 million of property and equipment, $5.8 million of leasehold interests and $0.1 million of goodwill. The charges were determined by comparing projected net operating cash flows, including estimated proceeds from the sale of certain assets, to the carrying value of the stores' long-lived assets. No such costs were recorded in 2001.

Store Closure Costs

During the second quarter of 2001 the Company closed six of the acquired stores that also were determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. One of those stores was subsequently re-opened in the third quarter of 2001. As planned, the Company also discontinued the use of an outsourced distribution center facility located in Kent, Washington, in June 2001 and consolidated all of the Company's distribution functions into its distribution facility in Madera, California. One additional acquired store was closed in January 2002. Net costs associated with closure of those stores and the outsourced distribution center facility totaled $0.7 million. This amount consists of estimated lease termination costs, non-cash asset impairment charges, severance and other incremental costs associated with the closure of the stores totaling $2.0 million, less $1.3 million of cash proceeds received as a result of the sale of lease rights, fixtures and equipment.

Receivables Sale Costs

In connection with the sale of accounts receivable to Household, the Company recorded receivable sale transaction costs of $2.0 million in fiscal 2002 including consulting, legal, and other fees, and the net non-cash write-off of the remaining accounts of GCRC. These charges are partially offset by a $0.3 million retained interest only strip that was amortized during 2003 over the estimated life of the underlying assets sold (estimated to be approximately five months). The interest only strip represents the portion of the initial program fees to be paid that is considered a residual interest in the assets sold.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $1.5 million to $15.9 million in fiscal 2002 as compared to $14.4 million in fiscal 2001, an increase of 10.6%. As a percent of net sales, interest expense increased to 2.4% in fiscal 2002 as compared to 2.1% in fiscal 2001. These increases are primarily due to amortization of higher deferred financing costs relating to long-term financings entered into in the fourth quarter of fiscal 2001 and the first three quarters of fiscal 2002, and to an amendment fee relating to the Company's revolving credit facility. These increases were partially offset by lower average outstanding borrowings on the Company's working capital facility.

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

Income Taxes

The Company's effective tax rate for continuing operations is a benefit of 46.3% in fiscal 2002 as compared to an expense of 35.3% in fiscal 2001. Including the tax benefit reported in discontinued operations, the Company's effective tax rate is a benefit of 42.3% in fiscal 2002 as compared to an expense of 38.5% in fiscal 2001. The fiscal 2002 tax benefit includes $0.8 million arising from the realization of net operating loss carryback claims.

Income From Continuing Operations

As a result of the foregoing, the Company reported a net loss from continuing operations of $7.5 million, or $0.59 per diluted share, in fiscal 2002 as compared to net income from continuing operations of $1.6 million, or $0.12 per diluted share, in fiscal 2001.

Discontinued Operations

As described more fully in Note 9 to the accompanying financial statements, during fiscal 2003 the Company closed six store locations. During fiscal 2002 the Company closed four store locations. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $1.9 million in fiscal 2002 and $1.7 million in fiscal 2001. The loss from operation of discontinued stores consists of the following:

(In thousands)                                               2002        2001
--------------------------------------------------------  ----------  ----------
Net sales from closed stores............................ $   25,512  $   31,836
Net lease department revenues...........................         --         128
                                                          ----------  ----------
  Total Revenues........................................     25,512      31,964

Cost of sales...........................................     15,669      19,558
Selling, general and administrative expenses............     10,906      13,260
Depreciation and amortization...........................        885         867
                                                          ----------  ----------
  Total costs and expenses..............................     27,460      33,685
                                                          ----------  ----------

Loss from operations of closed stores................... $   (1,948) $   (1,721)
                                                          ==========  ==========

Net costs associated with the closure of stores totaled $4.8 million in fiscal 2002 consisting of lease termination costs, severance and other incremental costs associated with the store closings of approximately $0.6 million and non-cash asset impairment charges related to stores closed in fiscal 2003 and fiscal 2002 of $4.5 million, partially offset by a gain of $0.3 million from the sale of lease rights and fixtures and equipment related to two of the closed locations.

As previously noted, results of operations of the fiscal 2001 store closures are included in continuing operations in the accompanying statement of operations. Store closure costs related to fiscal 2001 store closures are reported separately in continuing operations in the accompanying statement of operations.

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

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit and by proceeds from external financings and sale transactions. As described more fully below and in Note 2 to the Consolidated Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household. Proceeds from the sale were used to reduce the Company's debt, including off-balance sheet securitization obligations, by over $100 million. At the closing date, the Company's availability under its revolving credit facility increased by approximately $30 million and the Company experienced increases in availability from $7 million to $33 million during fiscal 2003 as compared to fiscal 2002. Availability was $37.0 million as of January 31, 2004. As of March 1, 2004, the company re-negotiated its senior revolving credit facility. The GE facility provides for borrowings of up to $165.0 million and has been extended through February 1, 2007, from the previous expiration of January 31, 2005. The GE facility provides for lower rates of interest than the previous credit facility and refinanced an existing real estate loan, which also has resulted in lower interest costs to the Company. In addition, the GE facility reduced the number of financial covenants to one fixed charge covenant. As a result, the Company expects improvements in availability to continue and believes its liquidity position after the sale of the receivables and the re-negotiation of the revolving credit facility is substantially improved in comparison to prior years.

In fiscal 2003, the Company generated a total of $23.1 million from operations as compared to $20.9 million positive cash flow from operations in fiscal 2002. The increase is primarily due to a further reduction in inventory levels in fiscal 2003 related to store closures and adjustments in stock to more optimal levels. The positive effects of these inventory reductions on cash flows from operations were partially offset by reductions in certain accrued expenses, primarily related to amounts due Household during the Company's interim servicing of the accounts receivable, and payments for certain worker's compensation reserves.

As described more fully below, recent efforts to improve the Company's liquidity position have included the following: (1) the sale of receivables to Household; (ii) refinancing the Company's revolving credit facility, which was successfully completed on February 1, 2002 and subsequently amended to more favorable terms on March 1, 2004; (iii) restoring trade and factor credit; (iv) selling, subleasing or closing underperforming stores; (v) completing other financing and sale transactions; and (vi) reducing operating costs.

Sources of Liquidity

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household, the Company sold substantially all of its private label credit card accounts and the related accounts receivable to Household. The $102.8 million purchase price was paid in cash at closing, $100.3 million of which was allocated to the purchase of such credit card accounts and receivables and $2.5 million of which comprised prepaid program revenue. Proceeds from the sale were used to pay in full $73.2 million principal and accrued interest due to the Series 1999-1 and Series 2000-1 certificateholders under the Company's accounts receivable securitization program plus $3.4 million in prepayment penalties. The remaining proceeds of $26.2 million and $3.8 million of cash remaining on deposit in certain bank accounts relating to the securitization was released to the Company at closing. All of the $30 million released to the Company was applied as a reduction of outstanding borrowings under the Company's revolving credit facility. As a result, the Company's availability under the credit line increased by $30 million at the closing date and the Company experienced increases in availability from $7 million to $33 million during fiscal 2003 as compared to fiscal 2002. Availability was $37.0 million as of January 31, 2004.

In connection with the sale, on January 31, 2003 the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed the servicing on May 14, 2003. Household compensated the Company for providing the services during the interim servicing period.

The CCA sets forth the terms and conditions under which Household will issue credit cards to the Company's customers and pay the Company for sales made on the cards. Under the terms of the CCA, the Company is required to perform certain duties, including the duties to receive in-store customer payments on behalf of Household and remit such payments to Household. The CCA has a term of five (5) years and is cancelable earlier by either party under certain circumstances, as described in the CCA. The CCA further provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). As expected, the Company experienced a substantial decrease in net credit revenues in fiscal 2003 as a result of the receivables sale to Household, as well as a reduction in selling, general and administrative expenses as a result of outsourcing the credit card servicing to Household and a reduction in interest expense arising from reduced line of credit borrowings resulting from the application of the proceeds from the Household transaction. As a result, the net credit revenues the Company receives under the CCA approximately equals the net credit revenues from its former in-house credit card operations, net of operating expenses and interest expense, although no assurances can be given that the amounts received under the CCA will continue at these levels or at all.

Senior Secured Credit Facility

On February 1, 2002, the Company entered into a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent (the "Original GE facility"). On March 1, 2004, subsequent to the Company's fiscal year end, the Company finalized an amendment and restatement of the Original GE facility (the "GE facility"). As of January 31, 2004, outstanding borrowings under the Original GE facility totaled $51.0 million, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $37.0 million. The Company classified a total of $50.0 million and $30.0 million as of January 31, 2004 and February 1, 2003, respectively, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates. Substantially all of the Company's assets, including its merchandise inventories, were pledged to GE Capital under this facility.

As of January 31, 2004, interest charged on amounts borrowed under the Tranche A portion of the Original GE facility were at the prime rate plus 0.5% per annum (4.50% at January 31, 2004), or at the Company's option, at the applicable LIBOR rate plus 2.75% per annum (3.85% at January 31, 2004). In addition, the Company paid an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the Tranche A facility. Amounts borrowed under the Tranche B portion of the Original GE facility bore interest at prime plus 10%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A portion was adjusted upwards or downwards on a quarterly basis based on a pricing matrix which was tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime, or LIBOR plus 2.75%, to as high as prime plus 0.75%, or LIBOR plus 3.50%.

The Original GE facility contained restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and a minimum accounts payable to inventory ratio. In addition, the Original GE facility also did not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which resulted in the maturity of that note automatically being extended to August 20, 2006. As of January 31, 2004, management believes the Company was in compliance with all restrictive financial covenants applicable to the Original GE facility.

As previously noted, subsequent to the Company's fiscal year end on March 1, 2004, the Company finalized an amendment and restatement of the Original GE facility. The GE facility provides up to $165.0 million of working capital financing and is extended through February 1, 2007, with an option to extend the facility through February 2, 2009, for a limited time and under certain conditions. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded fixed term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) specified percentages of eligible credit card receivables, which are considered cash equivalents, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. Substantially all of the Company's assets, including its merchandise inventories, continue to be pledged to GE Capital under the GE facility.

As of March 1, 2004, interest charged on amounts borrowed under the GE facility for revolving loans were at the prime rate plus 0.25% per annum (4.25% at March 1, 2004), or at the Company's option, at the applicable LIBOR rate plus 2.25% per annum (3.35% at March 1, 2004). In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the Tranche A facility. Amounts borrowed under the Term Loan portion of the GE facility bear interest at 6.6% per annum. The interest rate applicable to the revolving loans under the GE facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's borrowing availability. Under the pricing matrix, the applicable interest rate could range from a rate as low as prime, or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

On March 22, 2002, the Company had entered into a $15.0 million financing with Kimco Capital Corp. (the "Kimco facility") at a fixed interest rate of 12.0% per annum. The Kimco facility was secured by first priority liens on three of the Company's owned stores and with subordinate liens on substantially all other assets of the Company securing the Original GE facility. Proceeds from the Kimco facility were used to repay previously existing mortgage loans on two of those properties and one term loan and to pay certain fees and costs associated with the transaction. The remaining $4.1 million of proceeds was used to reduce outstanding borrowings under the Original GE facility. The Kimco facility was co-terminus with the Original GE facility, with monthly principal payments of $80,000 plus interest at a fixed rate of 12% per annum, and a balloon payment upon maturity on January 31, 2005 of $12.4 million. In March 2004, the Company prepaid the remaining $13.2 million balance of the Kimco facility (including a prepayment penalty, and other transaction fees and costs) with borrowings under the GE facility. The term loan under the GE facility is collateralized by two of the three owned stores previously securing the Kimco facility.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). The GE facility also does not permit the repayment of the Subordinated Note, and accordingly the scheduled maturity date of the Subordinated Note has been extended to May 30, 2007.

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

The Company began to experience a significant reduction in the level of unsecured credit offered by many of its factors and vendors in late fiscal 2001. On February 1, 2002, the level of unsecured credit offered by vendors increased, but unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, remained restricted. Management negotiated the restoration of partially secured credit lines with certain key factors by issuing standby letters of credit. Certain of those letters of credit were collateralized by the Harris letter of credit, which is described below. The issuance of those letters of credit reduced the Company's borrowing availability under its revolving line of credit. In order to offset the majority of this availability reduction, Harris, an affiliate of the Company, agreed to provide a short-term credit enhancement to the revolving line of credit under the terms of the CFA entered into with the Company on February 22, 2002. During 2002, the CFA was amended three times to provide for extensions of the expiration date of the Harris letter of credit. Under the terms of the third amendment to the CFA, the Harris letter of credit was cancelled and the CFA was terminated as a result of the closing of the sale of receivables to Household.

Nevertheless, the Company has been able to purchase an adequate level of merchandise to support its operations to date. Upon the completion of the receivables sale to Household, the Company's largest factor significantly increased its unsecured credit line and substantially all of the Company's major unfactored suppliers increased their credit lines to historical levels. As a result of continued improvements in the Company's operations and liquidity position, including the March 1, 2004 renegotiation of the GE facility, all of the letters of credit issued for the benefit of certain key factors have been allowed to expire and credit lines continue to increase with all of the Company's key factors and many of the Company's unfactored suppliers ..

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

On May 24, 2002, the Company completed the financing of its ownership interest in the partnership that owns the Company's corporate headquarters building. Proceeds from this transaction, totaling $3.7 million, were used to reduce outstanding borrowings under the Original GE facility. The related note payable bears interest at a variable rate of prime plus 1.5% per annum, which is payable monthly. The $3.7 million principal portion of the note payable is due in full upon maturity on May 24, 2005.

The Company may consider various other sources of liquidity in the future, including but not limited to the issuance of additional securities that might have a dilutive effect on existing shareholders or incurring additional indebtedness which would increase the Company's leverage.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in fiscal 2003, totaling $4.4 million, were primarily related to information system enhancements and the renovation, refixturing, and expansion of certain existing locations. The Company presently has no commitments to open or remodel any stores in fiscal 2004.

As of January 31, 2004, the Company had issued a total of $8.4 million of standby letters of credit and documentary letters of credit totaling $1.9 million. The standby letters of credit were issued to secure credit lines with key factors and to provide collateral for a workers compensation insurance policy. As previously mentioned subsequent to January 31, 2004 the factor letters of credit have all been allowed to expire on their respective expiration dates. Management believes that the likelihood of any draws under the remaining workers compensation standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Contractual Obligations

The following tables set forth certain information concerning the Company's debt obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

Contractual Obligations:

                                                           Payments due by period (1)
                                                                  (In thousands)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2004       2005       2006       2007       2008       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Long-term debt (2)................... $  14,149  $   4,565  $     907  $     958  $     984  $  15,822
Capitalized lease obligations........     2,572      2,205      1,466        947        476      2,680
Subordinated note
  payable to affiliate (3)...........        --         --                22,179                    --
Non-cancelable operating leases......    23,766     22,556     21,729     18,600     16,679     73,640
Purchase Obligations (4).............       786        716        439        183        141        472
                                       ---------  ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations... $  41,273  $  30,042  $  24,541  $  42,867  $  18,280  $  92,614
                                       =========  =========  =========  =========  =========  =========

                                                  Amount of commitment expiration by period
                                                                (In thousands)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2004       2005       2006       2007       2008       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Senior revolving credit facility (5). $      --  $      --  $          $  51,009  $      --  $      --
Standby letters of credit............     8,430         --         --         --         --         --
Documentary letters of credit........     1,946         --         --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                      $  10,376  $      --  $      --  $  51,009  $      --  $      --
                                       =========  =========  =========  =========  =========  =========

(1) See Notes 6, 7 and 8 to the Consolidated Financial Statements.

(2) $12.4 million of contractual obligations originally due in fiscal 2005 were early terminated on March 1, 2004.

(3) In connection with the amendment of the Company's revolving credit facility, the term of the Subordinated Note was extended to May 2007.

(4) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to service and maintenance agreements and information technology contracts.

(5) Represents outstanding borrowings under the Company's senior revolving credit facility as of January 31, 2004 (such commitment was extended from its original date of January 31, 2005, on March 1, 2004). The table presents that amount as due at February 28, 2007, the end of the commitment period for the facility.

Cash generated by operations, together with liquidity provided by the GE facility, the CCA and other financial resources, including without limitation the factors described below, are expected to adequately finance the Company's planned cash requirements for fiscal 2004. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to the availability of adequate borrowing capacity and the ability to maintain compliance with restrictive debt covenants contained in the Company's senior revolving credit facility and its other debt obligations; adequate cash flows generated by operations; and the adequacy of factor and trade credit. Because the Company is already highly leveraged, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes is limited. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if those sources of liquidity become significantly reduced, the Company's liquidity position, financial condition and results of operations may be materially adversely affected.

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective the beginning of fiscal 2003 and its adoption did not have a significant effect on the Company's financial position or its results of operations.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. Adoption of the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002 did not have a material impact on the Company's financial position or its results of operations.

During 2002, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." Under the new guidance, if the consideration received represents a payment for assets delivered to the vendor, it should be classified as revenue. If the consideration is a reimbursement of a specific, incremental, identifiable cost incurred in selling the vendor's product, the cost should be characterized as a reduction of that incurred cost. Generally, all other cash consideration received from a vendor should be classified as a reduction of cost of sales. As required, the Company adopted this guidance during fiscal 2003 and its adoption had no material impact on the Company's sales, results of operations, cash flows or financial position.

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

The Company values its merchandise inventories at the lower of LIFO cost or market using the retail inventory method of accounting. Under the LIFO method, which is determined by using the department store price indices published by the Bureau of Labor Statistics, the cost of products sold reported in the financial statements approximates current costs and thus reduces the impact of inflation due to increasing costs on reported income. The valuation of the Company's merchandise inventories under the LIFO method is currently equal to that as determined by the first-in, first-out (FIFO) method of accounting.

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

The following table sets forth unaudited quarterly results of operations for fiscal 2003 and 2002 (in thousands, except per share data). Certain prior quarter amounts have been reclassified to discontinued operations to conform to the current year presentation in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                                                 2003
                                             ----------------------------------------------
Quarter Ended                                  May 3      August 2   November 1  January 31
-------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations....... $  137,915  $  149,757  $  145,288  $  227,615
Gross profit...............................     46,575      53,455      50,916      74,259
Income (loss) from continuing
  operations...............................     (3,563)        334      (2,590)      8,571
Discontinued operations, net of tax........       (424)       (309)        (22)       (127)
Net income (loss)..........................     (3,987)         25      (2,612)      8,444

Net income (loss) per common share
Basic
Income (loss) from continuing
  operations............................... $    (0.28) $    (0.03) $    (0.20) $     0.67
Discontinued operations.................... $    (0.03) $     0.03  $           $    (0.01)
Net income (loss) per common share......... $    (0.31) $           $    (0.20) $     0.66

Diluted
Income (loss) from continuing
  operations............................... $    (0.28) $    (0.03) $    (0.20) $     0.66
Discontinued operations.................... $    (0.03) $     0.03  $           $    (0.01)
Net income (loss) per common share......... $    (0.31) $           $    (0.20) $     0.65

Weighted-average
  number of common
  shares outstanding:
    Basic..................................     12,801      12,818      12,844      12,857
    Diluted................................     12,801      12,818      12,844      13,102

                                                                 2002
                                             ----------------------------------------------
Quarter Ended                                  May 4      August 3   November 2  February 1
-------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations....... $  143,737  $  149,382  $  148,284  $  224,513
Gross profit...............................     48,909      52,240      51,543      71,800
Loss from continuing operations (1)........     (2,010)     (2,009)     (2,209)     (1,291)
Discontinued operations, net of tax (2)....       (662)       (121)       (394)     (3,277)
Net loss...................................     (2,672)     (2,130)     (2,603)     (4,568)

Net income (loss) per common share
Basic and diluted
Loss from continuing operations............ $    (0.16) $    (0.16) $    (0.17) $     0.10
Discontinued operations.................... $    (0.05) $    (0.01) $    (0.03) $    (0.26)
Net loss per common share.................. $    (0.21) $    (0.17) $    (0.20) $    (0.36)

Weighted-average
  number of common
  shares outstanding:
    Basic and diluted......................     12,726      12,737      12,754      12,771

(1) Net loss before income taxes in the period ended February 1, 2003 includes pre-tax charges of $9.5 million non-cash charges related to impairment of long-lived assets in certain of the Company's underperforming locations, $1.7 million of charges related to the sale of receivables, and $3.7 million of charges related to the early extinguishment of accounts receivable securitization debt.

(2) Discontinued operations for the period ended February 1, 2003 includes primarily non-cash pre-tax charges of $5.1 million related to the write down of assets and to post closure lease obligations in connection with the closure of six stores.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its senior revolving credit facility. As of January 31, 2004, the Company also had one term loan bearing variable interest rates. The Company does not engage in financial transactions for speculative or trading purposes, nor does the Company purchase or hold any derivative financial instruments.

As of January 31, 2004, borrowings subject to a variable interest rate, represented 46.9% of the Company's total outstanding borrowings. The interest payable on the Company's senior revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. An increase of 55 basis points on existing floating rate borrowings (a 10% change from the Company's weighted-average interest rate as of January 31, 2004) would reduce the Company's pre-tax net income and cash flow by approximately $0.6 million. This 55 basis point increase in interest rates would not materially affect the fair value of the Company's fixed rate financial instruments. (See Note 1 to the Consolidated Financial Statements.)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is set forth under Part IV, Item 15, included elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as of January 31, 2004. Based on their evaluation, except as noted in the next paragraph, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting identified in connection with such evaluation that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

During the fiscal 2002 financial reporting process, management, in consultation with the Company's independent accountants, identified a deficiency in the Company's financial reporting systems and procedures relating to the reconciliation of the accounts payable subsidiary ledgers to the general ledger. This deficiency constituted a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management has completed, with the assistance of outside consultants, the design, development and implementation of processes and controls to address this deficiency, the completion of which extended into fiscal 2003. The final resolution of this matter did not have a significant effect on the Company's financial position or its results of operations.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 24, 2004, to be filed pursuant to Regulation 14A (the "2003 Proxy") under the headings "Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

As of March 31, 2004, the name, age and title of the senior executive officers of the Company are as follows:

Name	Age	Position
James R. Famalette	51	President and Chief Executive Officer
Gary L. Gladding	63	Executive Vice President/General Merchandise Manager
J. Gregory Ambro	51	Senior Vice President/Chief Administrative and Financial Officer
Michael J. Schmidt	62	Senior Vice President/Director of Stores

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

J. Gregory Ambro became Senior Vice President/Chief Administrative and Financial Officer of the Company on November 20, 2003. Prior to joining Gottschalks, Mr. Ambro served for three years as Senior Vice President and Chief Financial Officer of Bradlees, a regional discount department store in the Northeast. From 1995 to 2000 he served as Chief Financial Officer of Marshalls, an off-price retailer, Streamline, a grocery and consumer products retailer and Harris Teeter, an upscale supermarket chain in the Southeast. From 1978 to 1994 Mr. Ambro served in a variety of financial positions for Marshalls and the May Department Stores Co.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from those portions of the Company's 2004 Proxy under the headings "Executive Compensation" and "Director Compensation for Fiscal Year 2003."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the portion of the Company's 2004 Proxy under the heading "Security Ownership of Certain Beneficial Owners and Management."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the portion of the Company's 2004 Proxy under the heading "Certain Relationships and Related Transactions."

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information responsive to Part III, Item 14 is included in the Proxy Statement, to be filed by Registrant with the Commission pursuant to Regulation 14A, under the captions therein entitled "Information on Independent Public Accountants" and is incorporated herein by reference pursuant to General Instruction G(3).

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Gottschalks Inc. and Subsidiary as required by Item 8 are included in this Part IV, Item 15:
Consolidated balance sheets - As of January 31, 2004 and February 1, 2003,
Consolidated statements of operations -- Fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002
Consolidated statements of stockholders' equity -- Fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002
Consolidated statements of cash flows -- Fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002
Notes to consolidated financial statements -- Three fiscal years ended January 31, 2004 Independent auditors' report
(a)(2) The following financial statement schedule of Gottschalks Inc. and Subsidiary is included in Item 15(d):
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
10.59

Sixth Amendment to Credit Agreement dated February 28, 2003 by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, Inc., LaSalle Retail Finance, and Foothill Capital Corporation.

Current Report on Form 8-K dated March 4, 2003.
10.60

Seventh Amendment to Credit Agreement dated May 2, 2003 by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, Inc., LaSalle Retail Finance, and Foothill Capital Corporation.

Current Report on Form 8-K dated May 5, 2003.
21.	Subsidiary of the Registrant	Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 1-09100)
23.	Independent Auditors' Consent	Filed electronically herewith

(*) Management contract, compensatory plan or arrangement.

(**) These loans were retired with proceeds from a mortgage loan completed on March 22, 2002 (See Exhibit 10.46)

(b) Reports on Form 8-K -- The Company filed the following Reports on Form 8-K during the fourth quarter of fiscal 2003:

The Company filed a Form 8-K dated March 4, 2003, pursuant to Item 5, Other Events, describing the Sixth Amendment to the Credit Agreement by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, Inc., LaSalle Retail Finance, and Foothill Capital Corporation.

The Company filed a Form 8-K dated May 5, 2003, pursuant to Item 5, Other Events, describing the Seventh Amendment to the Credit Agreement by and among Gottschalks Inc., General Electric Capital Corporation, The CIT Group/Business Credit, Inc., LaSalle Retail Finance, and Foothill Capital Corporation.

(c) Exhibits -- The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedule--The response to this portion of Item 15 is submitted as a separate section of this report.

ANNUAL REPORT ON FORM 10-K

ITEM 8, 15(a)(1) and (2), (c) and (d)

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED JANUARY 31, 2004

GOTTSCHALKS INC. AND SUBSIDIARY

FRESNO, CALIFORNIA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Gottschalks, Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks, Inc. and Subsidiary (the "Company") as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operation, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gottschalks, Inc. and Subsidiary at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill and other intangible assets.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2003 the Company changed its method of accounting for discontinued operations to conform to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ Deloitte & Touche LLP

Fresno, California
April 20, 2004

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        January 31,  February 1,
                                                           2004         2003
                                                        -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash................................................ $     5,172  $     6,215
  Receivables - net...................................       9,145       10,641
  Merchandise inventories.............................     156,458      164,615
  Other...............................................      10,849       12,614
                                                        -----------  -----------
    Total current assets..............................     181,624      194,085

PROPERTY AND EQUIPMENT - net..........................     129,832      139,888

OTHER ASSETS:
  Goodwill - net......................................       7,501        7,501
  Other intangibles - net.............................         854          658
  Other...............................................       4,180        6,597
                                                        -----------  -----------
                                                            12,535       14,756
                                                        -----------  -----------
                                                       $   323,991  $   348,729
                                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses......... $    67,373  $    79,973
  Revolving line of credit............................       1,009       28,845
  Current portion of long-term debt...................       1,789        1,719
  Current portion of capitalized lease obligations....       1,936        2,970
  Deferred income taxes...............................         569          337
                                                        -----------  -----------
    Total current liabilities.........................      72,676      113,844

LONG-TERM OBLIGATIONS, less current portion...........      91,302       75,097

OTHER LIABILITIES.....................................      16,874       18,917

DEFERRED INCOME TAXES.................................      12,637       12,558

SUBORDINATED NOTE PAYABLE TO AFFILIATE - net..........      22,180       21,989

COMMITMENTS AND CONTINGENCIES (Notes 8 and 16)

STOCKHOLDERS' EQUITY:
  Common stock, par value of $.01 per share;
    30,000,000 shares authorized; 12,878,802
    and 12,801,669 issued.............................         129          128
  Additional paid-in capital..........................      71,440       71,313
  Retained earnings...................................      36,753       34,883
                                                        -----------  -----------
                                                           108,322      106,324
                                                        -----------  -----------
                                                       $   323,991  $   348,729
                                                        ===========  ===========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

                                                           2003        2002        2001
                                                        ----------  ----------  ----------
Net sales............................................. $  660,574  $  665,916  $  678,866
Net credit revenues...................................      3,729       8,225       8,420
Net leased department revenues........................      3,525       3,557       3,965
                                                        ----------  ----------  ----------
    Total revenues....................................    667,828     677,698     691,251
                                                        ----------  ----------  ----------
Costs and expenses:
  Cost of sales.......................................    435,370     441,426     450,723
  Selling, general and
    administrative expenses...........................    203,966     207,885     210,658
  Depreciation and amortization.......................     13,177      13,374      13,256
  Asset impairment charges............................         --       9,502          --
  Store closure costs.................................         --          --         729
  Receivables sale costs..............................         --       1,749          --
                                                        ----------  ----------  ----------
     Total costs and expenses.........................    652,513     673,936     675,366
                                                        ----------  ----------  ----------
Operating income .....................................     15,315       3,762      15,885
                                                        ----------  ----------  ----------
Other (income) expense:
  Interest expense....................................     13,296      15,883      14,364
  Losses on early extinguishment of debt..............         --       3,695         696
  Miscellaneous income................................     (2,262)     (1,802)     (1,587)
                                                        ----------  ----------  ----------
                                                           11,034      17,776      13,473
                                                        ----------  ----------  ----------
Income (loss) from continuing operations
  before income tax (benefit).........................      4,281     (14,014)      2,412

Income tax expense (benefit)..........................      1,529      (6,495)        851
                                                        ----------  ----------  ----------

Income (loss) from continuing operations..............      2,752      (7,519)      1,561

Discontinued operations:
  Loss from operations of closed stores...............       (547)     (1,948)     (1,721)
  Loss on store closures..............................       (789)     (4,801)         --
  Income tax benefit..................................       (454)     (2,295)       (585)
                                                        ----------  ----------  ----------
  Loss on discontinued operations.....................       (882)     (4,454)     (1,136)
                                                        ----------  ----------  ----------
  Net income (loss)................................... $    1,870  $  (11,973) $      425
                                                        ==========  ==========  ==========

Net income (loss) per common share:
Basic
  Income (loss) from continuing operations............ $     0.22  $    (0.59) $     0.12
  Loss on discontinued operations .................... $    (0.07) $    (0.35) $    (0.09)
  Net income (loss) per common share.................. $     0.15  $    (0.94) $     0.03
Diluted
  Income (loss) from continuing operations............ $     0.21  $    (0.59) $     0.12
  Loss on discontinued operations .................... $    (0.07) $    (0.35) $    (0.09)
  Net income (loss) per common share.................. $     0.14  $    (0.94) $     0.03
Weighted average number of common shares outstanding
  Basic...............................................     12,830      12,747      12,681
  Diluted.............................................     12,919      12,747      12,691

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                Common Stock     Additional
                            -------------------   Paid-in    Retained
                              Shares     Amount   Capital    Earnings    Total
                            -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 3, 2001.. 12,656,769  $  127  $   71,015  $  46,431  $117,573
  Net income...............         --      --          --        425       425
  Shares issued under
   stock purchase plan.....     69,595      --         174         --       174
                            -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 2, 2002.. 12,726,364     127      71,189     46,856   118,172
  Net loss.................                                   (11,973)  (11,973)
  Shares issued under
   stock purchase plan.....     75,305       1         124                  125
                            -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 1, 2003.. 12,801,669     128      71,313     34,883   106,324
  Net income...............                                     1,870     1,870
  Issuance of common stock
   pursuant to nonqualified
   stock purchase plan......     9,000
  Shares issued under                                   27                   27
   stock purchase plan.....     68,133       1         100                  101
                            -----------  ------  ----------  ---------  --------
BALANCE, JANUARY 31, 2004.. 12,878,802  $  129  $   71,440  $  36,753  $108,322
                            ===========  ======  ==========  =========  ========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                 2003       2002       2001
                                                               ---------  ---------  ---------
OPERATING ACTIVITIES:
Net income (loss)............................................ $   1,870  $ (11,973) $     425
Adjustments:
  Depreciation and amortization..............................    13,249     14,259     14,123
  Deferred income taxes......................................       311     (2,613)      (300)
  Amortization of deferred income and
    other deferred items.....................................    (2,243)       718     (1,017)
  Provision for credit losses................................       200        825      1,247
  Asset impairment charges...................................        --      9,502
  Store closure costs........................................       789      4,801        729
  Net loss from sale of assets...............................        59        131        122
  Other non-cash items, net..................................      (968)      (139)     1,777
Decrease(increase) in assets:
     Receivables.............................................     1,295     (2,972)    (3,275)
     Merchandise inventories.................................     9,426     (2,370)    24,951
     Other current and long-term assets......................     3,785      9,420      4,997
Increase (decrease) in liabilities:
     Trade accounts payable and accrued expenses.............    (5,891)     5,951     (2,372)
     Other current and long-term liabilities.................     1,180     (4,669)     2,123
                                                               ---------  ---------  ---------
         Net cash provided by operating activities...........    23,062     20,871     43,530

INVESTING ACTIVITIES:
Available-for-sale securities:
  Maturities.................................................        --   (383,147)  (345,638)
  Purchases..................................................        --    377,982    344,269
Purchases of property and equipment..........................    (4,363)    (8,279)   (18,683)
Proceeds from sale of lease rights, fixtures and equipment...        27      1,010      1,306
Proceeds from investment in limited partnership..............       352        216        194
                                                               ---------  ---------  ---------
        Net cash used in investing activities................    (3,984)   (12,218)   (18,552)

FINANCING ACTIVITIES:
Net proceeds (repayments) under retired revolving
  credit facility............................................                        (112,828)
Net proceeds (repayments) from new revolving credit facility.    (7,836)   (37,062)    95,908
Proceeds from sale of credit card accounts receivable........        --    100,319         --
Net proceeds from 2000-1 Series Certificates.................        --         --      2,000
Principal payments on retired 1999-1 Series Certificate......        --    (53,000)        --
Principal payments on retired 2000-1 Series Certificate......        --    (20,000)        --
Proceeds from sale and leaseback transactions................        --      1,334      8,116
Proceeds from long-term obligations..........................        --     20,010      4,000
Principal payments on long-term obligations..................    (4,568)   (14,737)    (8,419)
Changes in cash management liability.........................    (7,845)    (1,195)    (7,610)
Debt issuance costs..........................................        --       (973)    (6,405)
Proceeds from sale of stock under employee
  stock purchase plans.......................................       128        125        174
                                                               ---------  ---------  ---------
Net cash (used in) financing activities......................   (20,121)    (5,179)   (25,064)
                                                               ---------  ---------  ---------
INCREASE (DECREASE) IN CASH..................................    (1,043)     3,474        (86)
CASH AT BEGINNING OF YEAR....................................     6,215      2,741      2,827
                                                               ---------  ---------  ---------
CASH AT END OF YEAR.......................................... $   5,172  $   6,215  $   2,741
                                                               =========  =========  =========
SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES:
  Acquisition of equipment under capital leases.............. $          $          $     233
                                                               =========  =========  =========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of January 31, 2004, the Company operated 63 full-line department stores located in six Western states, with 39 stores located in California, 12 in Washington, 6 in Alaska, 2 in Oregon and 2 in both Nevada and Idaho. The Company also operated 11 specialty stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, and also a wide array of home furnishings, including domestics, china, housewares, small electrics and, in certain locations, furniture and mattresses.

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

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively. Fiscal 2003, 2002 and 2001 each included 52 weeks.

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

Net leased department revenues consist of rental income from lessees and sub-lessees. Sales generated in such leased departments totaled $24,460,000, $24,878,000 and $27,950,000 in 2003, 2002 and 2001, respectively.

Transfers and Servicing of Financial Assets - On January 31, 2003, the Company terminated its receivables securitization program and sold substantially all of its customer credit card receivables to Household Bank (SB), N.A. ("Household") (Note 2).

At that time the Company also entered into an interim servicing agreement to service the receivables on behalf of Household until such time as they were able to convert the accounts to their systems and a program agreement whereby the Company will participate in revenues generated from the portfolio. The transaction was accounted for as a sale of financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Servicing fees received under the interim servicing agreement were considered to approximate the fair value of the cost to service the receivables during the interim servicing period, resulting in no servicing asset or liability. A portion of the program fees paid represented residual interest in the assets transferred at the time of the transaction. Accordingly, the Company recorded an interest only strip in the amount of $312,000 that was amortized as a charge to results of operations over the estimated life of the underlying assets sold on the transaction date.

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

Receivables - As of January 31, 2004 and February 1, 2003, receivables consist of vendor claims of $9,426,000, less allowances of $281,000, and vendor claims of $10,722,000, less allowances of $81,000, respectively.

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method is equal to the LIFO value of inventories at January 31, 2004 and February 1, 2003. The Company includes in inventory the capitalization of certain indirect buying handling and distribution costs to better match these costs with the related sales.

Store Closure Costs - In the event a store is closed before its lease has expired, the remaining lease obligation after the closing date (less anticipated sublease rental income or proceeds from lease settlements, if any) is expensed at the date the store ceases operations. Asset impairment charges, if any, related to furniture, fixtures and equipment, leasehold improvements, goodwill and leasehold interests are expensed in the period in which management adopts a plan to close the store if impairment is considered likely as a result of such planned store closure or at such other time as impairment becomes likely. Severance and other incremental costs associated with a store closure are expensed as incurred.

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

Software Development Costs - Costs associated with the acquisition or development of software for internal use that meet the criteria of AICPA Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" are capitalized and amortized over the expected useful life of the software, which generally ranges from 3 to 10 years. Software development costs capitalized under SOP No. 98-1 in fiscal 2003, 2002 and 2001 totaled $29,000, $673,000, and $1,057,000 respectively. In 2003 and 2002, the Company completed and placed in service all information systems projects to which such costs were capitalized and commenced the amortization of such costs over their estimated useful lives at that time. Amortization of such costs totaled $408,000 and $260,000 in fiscal 2003 and 2002. There was no amortization of such costs in fiscal 2001.

Goodwill - The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" effective the beginning of fiscal 2002 and discontinued the amortization of previously recorded goodwill as of that date (Note 4). During the first six months of fiscal 2002, as required by the statement, the Company performed an initial impairment review of goodwill. The Company also performed the required annual impairment review of goodwill for fiscal 2003 and fiscal 2002. As a result of these reviews, the Company concluded that there was no impairment charge as of the respective measurement dates.

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

Deferred Income - Deferred income consists primarily of donated land and cash incentives received to construct a store and enter into a lease arrangement, and the prepaid program fee arising from the receivables sale to Household. Land contributed to the Company is included in land and recorded at appraised fair market values. Deferred income relating to contributed land is amortized over the average depreciable life of the related fixed assets built on the land for locations that are owned by the Company, and over the minimum lease periods of the related building leases with respect to locations that are leased by the Company, ranging from 10 to 32 years. Beginning in fiscal 2003, the prepaid program fee is being amortized over the five-year term of the program agreement. Deferred income, net of accumulated amortization, totaling $13,335,000 and $14,837,000 as of January 31, 2004 and February 1, 2003 respectively, is included in other long-term liabilities.

Deferred Lease Payments - Certain of the Company's department store operating leases provide for rent abatements and scheduled rent increases during the lease terms. The Company recognizes rental expense for such leases on a straight-line basis over the respective lease terms and records the difference between rental expense and amounts paid under the leases as deferred lease payments. Deferred lease payments, totaling $3,597,000 at January 31, 2004 and $3,778,000 at February 1, 2003 , are included in other liabilities.

Advertising Costs - Advertising costs, totaling $30,597,000, $31,245,000 and $33,053,000 in 2003, 2002 and 2001, respectively, are included in selling, general and administrative expenses for financial reporting purposes and are expensed when the related advertisement first takes place. Cash payments and credits received from vendors to reimburse advertising costs are recorded as reductions of advertising costs. During fiscal 2003 $1,990,000 of such reimbursements were reclassified as reductions to cost of goods sold because they did not meet certain criteria of newly adopted EITF 02-16.

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

Stock-Based Compensation - At January 31, 2004, the Company has two stock-based employee compensation plans, which are more fully described in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model, which is more fully described in Note 13.

(In thousands, except per share data)               2003       2002       2001
-----------------------------------------------   --------   --------   --------
Net income (loss) as reported.................. $   1,870  $ (11,973) $     425
Deduct: Total stock-based compensation expense
  determined under fair value based method
  for all awards, net of related tax effects...       (99)      (347)      (527)
                                                  --------   --------   --------
Pro forma net income (loss).................... $   1,771  $ (12,320) $    (102)
                                                  ========   ========   ========

Earnings (loss) per share:
  As reported:
   Basic....................................... $    0.15  $   (0.94) $    0.03
   Diluted..................................... $    0.13  $   (0.94) $    0.03

  Pro-forma:
   Basic....................................... $    0.14  $   (0.97) $   (0.01)
   Diluted..................................... $    0.14  $   (0.97) $   (0.01)

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets other than goodwill, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved, and in some cases, the expected proceeds from the sale or sublease of a particular asset, or independent appraisals. There were no asset impairment charges from continuing operations recognized in 2003. In 2002, the Company recognized asset impairment charges of $9,502,000 relating to underperforming stores (Note 10) and $4,523,000 in connection with stores closed during fiscal 2003 and 2002 (Note 9). In 2001, the Company recognized asset impairment charges of $775,000 in connection with the closure of six stores.

Discontinued Operations - The Company has determined that due to the regional concentration of certain of the stores closed during fiscal 2003 and certain other factors, a significant portion of the operations and cash flows of the closed stores have been eliminated from the ongoing operations of the Company, and the combined effect of such operations, including the effect of stores closed during fiscal 2002, have become material to the Company's results of operations taken as a whole. Accordingly, as prescribed by Statement of Financial Accounting Standard No. 144, results of operations of stores closed during 2003 and 2002 are excluded from continuing operations and reported separately in discontinued operations for all periods presented.

Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, receivables, notes receivable, the interest only strip arising from the sale of receivables to Household, trade payables and other accrued expenses, revolving line of credit and letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The Subordinated Note is carried at its estimated fair value.

The fair values of the Company's mortgage loans and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of $37,464,000 and $38,943,000 at January 31, 2004 and February 1, 2003, had estimated fair values of $39,712,000 and $41,639,000 at January 31, 2004 and February 1, 2003, respectively.

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

Comprehensive Income - There were no items of other comprehensive income in 2003, 2002 or 2001, and therefore net income is equal to comprehensive income for each of those years.

Recently Issued Accounting Standards - In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective the beginning of fiscal 2003 and its adoption did not have a significant effect on the Company's financial position or its results of operations.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. Adoption of the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002 did not have a material impact on the Company's financial position or its results of operations.

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

Reclassifications - Certain amounts in the accompanying 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation.

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

In connection with the sale, on January 31, 2003 the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed the servicing on May 14, 2003, as planned. Net credit revenues for fiscal 2003 include $1,088,000 representing the excess of interim servicing compensation over the direct servicing costs.

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

In connection with the sale the Company recorded receivable sale transaction costs of $2,062,000 including consulting, legal, and other fees, and the net non-cash write-off of the remaining accounts of GCRC. These charges are partially offset by a $313,000 interest only strip that was amortized over the estimated life of the underlying assets sold (estimated to be approximately five months). The interest only strip represents the portion of the initial program fees to be received that is considered a residual interest in the assets sold.

In addition to the receivable sale transaction costs, the Company recorded a loss on the extinguishment of debt of $3,695,000 arising from securitization program prepayment penalties and the write-off of unamortized deferred loan fees related to the program.

Receivables Securitization Program

Prior to the termination of the receivables securitization program on January 31, 2003, the Company conveyed all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly-owned subsidiary, GCRC. Those receivables that met certain eligibility requirements of the program were simultaneously conveyed to Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. GCC Trust was a qualified special purpose entity under SFAS No. 140, and was not consolidated in the Company's financial statements. The transfer of receivables under the program were accounted for as sales for financial reporting purposes under SFAS No. 140, and as such, the transferred receivables were removed from the Company's balance sheet at the time of the transfer. Securities issued under the program were issued by GCC Trust, which was not consolidated in the Company's financial statements. Certain of the securities issued by GCC Trust represented the Company's retained interest in the receivables sold. The Company also retained receivables that were ineligible for transfer to GCC Trust. The Company serviced and administered the portfolio for a 3% per annum monthly servicing fee, which totaled $2,301,000 in 2002 and $2,254,000 in 2001 . Under the program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, were first used to pay certain costs of the program, which included the payment of principal (when required) and interest to the investors, and monthly servicing fees to the Company. Any excess cash flows were then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company.

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

Net Credit Revenues

Net credit revenues associated with the Company's credit card receivable portfolio, including securitized receivables, consists of the following:

(In thousands)                                   2003        2002        2001
--------------------------------------------  ----------  ----------  ----------
Service charge revenues..................... $    2,649  $   17,813  $   17,817
Interim servicing compensation - net........      1,088
Amortization of interest-only strip.........       (313)
Interest expense on securitized receivables.                 (4,863)     (4,902)
Charge-offs on receivables sold and
  provision for credit losses on
  receivables ineligible for sale...........        305      (4,821)     (4,550)
Gain on sale of receivables.................         --          96          55
                                              ----------  ----------  ----------
                                             $    3,729  $    8,225  $    8,420
                                              ==========  ==========  ==========

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              January 31, February 1,
(In thousands)                                   2004        2003
--------------------------------------------  ----------  ----------
Furniture, fixtures and equipment........... $   95,522  $  113,188
Buildings and leasehold improvements........     86,794      84,545
Land........................................     15,185      15,185
Buildings and equipment under
  capital leases............................     18,720      18,720
Construction in progress....................      1,141       1,223
                                              ----------  ----------
                                                217,362     232,861
Less accumulated depreciation
  and amortization..........................    (87,530)    (92,973)
                                              ----------  ----------
                                             $  129,832  $  139,888
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

The Company has completed step one of the two-step process prescribed by SFAS No. 142 to annually test its previously recorded goodwill for impairment and has determined that each store location represents a reporting unit for such purpose. As part of this process the Company allocated associated goodwill to relevant reporting units. The Company engaged an independent third party to provide estimates of the fair value of the reporting units and compared such estimated fair values to the net carrying values of the reporting units. As a result of this process the Company concluded that there was no impairment as of the measurement dates of February 2, 2002, November 2, 2002 and November 1, 2003. In addition there have been no events or changes in circumstances since November 1, 2003 that would indicate that a potential impairment has arisen. Accordingly, step two of the SFAS No. 142 process is unnecessary.

The following table shows the pro-forma effect for 2001 of no longer amortizing goodwill:

(In thousands, except per share data)               2003       2002       2001
-----------------------------------------------   --------   --------   --------
Net income (loss):
   Net income (loss) as reported............... $   1,870  $ (11,973) $     425
   Goodwill amortization, net of related
    income tax benefit.........................        --         --        350
                                                  --------   --------   --------
Adjusted net income (loss)..................... $   1,870  $ (11,973) $     775
                                                  ========   ========   ========

Net income (loss) per share (diluted):
   Net income (loss) as reported............... $    0.14  $   (0.94) $    0.03
   Goodwill amortization, net of related
    income tax benefit.........................        --         --       0.03
                                                  --------   --------   --------
Adjusted net income (loss)..................... $    0.14  $   (0.94) $    0.06
                                                  ========   ========   ========

SFAS No. 142 also requires disclosure of intangible assets which are subject to amortization. As of January 31, 2004 and February 1, 2003, the following lease-related interests are classified as intangible assets:

                                                    January 31, February 1,
(In thousands)                                         2004        2003
--------------------------------------------------  ----------  ----------
Intangible assets - leasehold interests........... $      819  $      509
Accumulated net accretion.........................         35         149
                                                    ----------  ----------
Net............................................... $      854  $      658
                                                    ==========  ==========

These leasehold interests relate to leases purchased in the Lamonts acquisition which were adjusted to reflect fair value. The underlying leases had lives of three to forty years. The increase in leasehold interests in fiscal 2003 is primarily attributable to the net charge off of leasehold interests related to the relocation or restructuring of two of the Company's store locations during 2003.

During 2003, 2002 and 2001, net accretion (amortization) included in continuing operations related to certain of these leasehold interests was $18,000, $(95,000) and $41,000, respectively. The Company anticipates amortization on certain of these intangible assets of $82,000 in each of fiscal years 2003 through 2007. Additionally, the Company anticipates accretion on certain of these intangible assets of $34,000 in each of fiscal years 2004 through 2007.

5. TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Trade accounts payable and accrued expenses consist of the following:

                                              January 31, February 1,
(In thousands)                                   2004        2003
--------------------------------------------  ----------  ----------
Trade accounts payable...................... $   20,035  $   22,648
Cash management liability...................      7,326      15,005
Accrued expenses............................     19,579      23,010
Accrued payroll and related liabilities.....      7,718       7,179
Taxes, other than income taxes..............     12,059      12,115
Federal and state income taxes payable......        656          16
                                              ----------  ----------
                                             $   67,373  $   79,973
                                              ==========  ==========

6. DEBT

Senior Revolving Credit Facility

On February 1, 2002, the Company entered into a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent (the "Original GE facility"). On March 1, 2004, subsequent to the Company's fiscal year end, the Company finalized an amendment and restatement of the Original GE facility (the "GE facility"). The Original GE facility provided up to $165.0 million of working capital financing through January 31, 2005, with $159.0 million provided under a Tranche A revolving credit facility (including a $20.0 million letter of credit sub-facility) and the remaining $6.0 million provided through a fully funded Tranche B facility. As of January 31, 2004, outstanding borrowings under the Original facility totaled $51.0 million, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $37.0 million. The Company classified a total of $50.0 million and $30.0 million as of January 31, 2004 and February 1, 2003, respectively, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the facility which are not expected to be repaid within one year of the respective balance sheet dates. Substantially all of the Company's assets, including its merchandise inventories, were pledged to GE Capital under this facility.

As of January 31, 2004, interest charged on amounts borrowed under the Tranche A portion of the Original GE facility were at the prime rate plus 0.5% per annum (4.50% at January 31, 2004), or at the Company's option, at the applicable LIBOR rate plus 2.75.% per annum (3.85% at January 31, 2004). In addition, the Company paid an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the Tranche A portion of the Original GE facility. Amounts borrowed under the Tranche B portion of the Original GE facility bore interest at prime plus 10%, or at the Company's option, at LIBOR plus 12.0%. Beginning in fiscal 2003, the interest rate applicable to the Tranche A portion was adjusted upwards or downwards on a quarterly basis based on a pricing matrix which was tied to the Company's Leverage Ratio (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 2.75%, to as high as prime plus 0.75%, or LIBOR plus 3.50%.

The Original GE facility contained restrictive financial and operating covenants, including the requirement to maintain a minimum twelve-month trailing EBITDA and a minimum accounts payable to inventory ratio. In addition, the Original GE facility also did not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which resulted in the maturity of that note automatically being extended to August 20, 2006. As of January 31, 2004, management believes the Company was in compliance with all restrictive financial covenants applicable to the Original GE facility.

As previously noted, subsequent to the Company's fiscal year end on March 1, 2004, the Company finalized an amendment and restatement of the Original GE facility. The GE facility provides up to $165.0 million of working capital financing and is extended through February 1, 2007, with an option to extend the facility through February 2, 2009 for a limited time and under certain conditions. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded fixed term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) specified percentages of eligible credit card receivables, which are considered cash equivalents, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. Substantially all of the Company's assets, including its merchandise inventories, continue to be pledged to GE Capital under the GE facility.

As of March 1, 2004, interest charged on amounts borrowed under the GE facility for revolving loans were at the prime rate plus 0.25% per annum (4.25% at March 1, 2004), or at the Company's option, at the applicable LIBOR rate plus 2.25% per annum (3.35% at March 1, 2004). In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the Tranche A facility. Amounts borrowed under the Term Loan portion of the GE facility bear interest at 6.6% annum. The interest rate applicable to the revolving loans under the GE facility may be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's borrowing availability. Under the pricing matrix, the applicable interest rate could range from a rate as low as prime, or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%

On March 22, 2002, the Company had entered into a $15.0 million financing with Kimco Capital Corp. (the "Kimco facility") at a fixed interest rate of 12.0% per annum. The Kimco facility was secured by first priority liens on three of the Company's owned stores and with subordinate liens on substantially all other assets of the Company securing the Original GE facility. Proceeds from the Kimco facility were used to repay previously existing mortgage loans on two of those properties and one term loan and to pay certain fees and costs associated with the transaction. The remaining $4.1 million of proceeds was used to reduce outstanding borrowings under the Original GE facility. The Kimco facility was co-terminus with the Original GE facility, with monthly principal payments of $80,000 plus interest at a fixed rate of 12% per annum, and a balloon payment upon maturity on January 31, 2005 of $12.4 million. In March 2004, the Company prepaid the remaining $13.2 million balance of the Kimco facility (including a prepayment penalty, and other transaction fees and costs) with borrowings under the GE facility. The term loan under the GE facility is collateralized by two of the three owned stores previously securing the Kimco facility.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). The GE facility also does not permit the repayment of the Subordinated Note, and accordingly the scheduled maturity date of the Subordinated Note has been extended to May 30, 2007.

Long-Term Obligations

Long-term obligations consist of the following:

                                              January 31, February 1,
(In thousands)                                   2004        2003
--------------------------------------------  ----------  ----------
Revolving line of credit.................... $   50,000  $   30,000
9.39% mortgage loans payable, due 2010......     17,513      17,926
12.0% note payable, due 2005................     13,240      14,200
Capital lease obligations...................      7,643      10,613
Variable rate note payable, due 2005........      3,700       3,700
Other mortgage loans and notes payable......      2,931       3,347
                                              ----------  ----------
                                             $   95,027  $   79,786
  Less current portion......................      3,725       4,689
                                              ----------  ----------
                                             $   91,302  $   75,097
                                              ==========  ==========

On February 19, 2002, the Company completed a $1.0 million seven-year term loan financing of its corporate aircraft.

In addition, on May 24, 2002, the Company completed the financing of its ownership interest in the partnership that owns the Company's corporate headquarters. Proceeds from this transaction, totaling $3.7 million, were used to reduce outstanding borrowings under the Original GE facility. The related note payable bears interest at a variable rate of prime plus 1.5% per annum (5.5% at January 31, 2004), which is payable monthly. The $3.7 million principal portion of the note payable is due in full upon maturity on May 24, 2005.

The scheduled annual principal maturities of the Company's mortgage loans and notes payable are $14,149,000, $4,565,000, $907,000, $958,000 and $984,000 for 2004 through 2008, with $15,822,000 payable thereafter. Included in the 2004 scheduled maturities is $12.4 million of principal maturities which were paid on March 1, 2004 in connection with the early termination of the Kimco facility.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are charged to income as additional interest expense over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $2,475,000 at January 31, 2004 and $4,481,000 at February 1, 2003 .

Interest paid, net of amounts capitalized, was $11,140,000 in 2003, $18,041,000 in 2002 and $17,395,000 in 2001. No interest expense was capitalized in 2003. Capitalized interest expense was $159,000 in 2002 and $209,000 in 2001. The weighted-average interest rate charged on the Company's revolving line of credit was 5.16% in 2003, 5.47% in 2002 and 5.48% in 2001.

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants, if not waived, would cause a cross-default under the majority of all of the Company's debt agreements, including the GE facility. Management believes the Company was in compliance with all applicable financial covenants as of January 31, 2004.

7. SUBORDINATED NOTE PAYABLE TO AFFILIATE

The Company issued a Subordinated Note to Harris in the principal amount of $22,179,000 on August 20, 1998 as partial consideration for the Harris acquisition. (See Note 15.) The Subordinated Note, discounted to an effective interest rate of 10% at issuance, bears interest at a fixed rate of 8%, which is payable semi-annually. The principal portion of the Subordinated Note was originally due and payable on August 20, 2003, unless such payment would result in a default on any of the Company's other credit facilities, in which case its maturity would automatically be extended by three years to August 2006. Because the Original GE facility did not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, its maturity date was extended to August 20, 2006. Subsequent to fiscal year ended January 31, 2004, in connection with the GE facility the Subordinated Note was further extended to a maturity date of May 30, 2007. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company. The discount on the Subordinated Note was amortized as additional interest expense over the original term of the note and became fully amortized at August 20, 2003. The unamortized discount totaled $191,000 as of February 1, 2003. Interest paid to Harris totaled $2,117,000 in 2003, 2002 and 2001.

8. LEASES

The Company leases certain retail department stores, specialty stores, land, furniture and fixtures and equipment under capital and noncancellable operating leases that expire in various years through 2021. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years. The Company leases three of its department stores from El Corte Ingles ("ECI") of Spain. ECI is the parent company of Harris, and both Harris and ECI are affiliates of the Company. (See Note 15.) Rent paid or accrued to ECI totaled $859,000 in 2003, $864,000 in 2002 and $872,000 in 2001.

Future minimum lease payments as of February 1, 2003, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

                                               Capital    Operating
(In thousands)                                  Leases      Leases
--------------------------------------------  ----------  ----------
2004........................................ $    2,572  $   23,766
2005........................................      2,205      22,556
2006........................................      1,466      21,729
2007........................................        946      18,600
2008........................................        476      16,679
Thereafter..................................      2,680      73,640
                                              ----------  ----------
Total minimum lease payments................     10,345  $  176,970
  Amount representing interest..............     (2,702)  ==========
                                              ----------
Present value of minimum lease payments.....      7,643
  Less current portion......................     (1,936)
                                              ----------
                                             $    5,707
                                              ==========

Rental expense consists of the following:

(In thousands)                                   2003        2002        2001
--------------------------------------------  ----------  ----------  ----------
Operating leases:
  Buildings:
    Minimum rentals......................... $   23,125  $   23,409  $   24,500
    Contingent rentals......................      2,895       3,016       3,074
  Fixtures and equipment....................      1,994       1,618       1,972
                                              ----------  ----------  ----------
                                             $   28,014  $   28,043  $   29,546
                                              ==========  ==========  ==========

One of the Company's lease agreements contains a restrictive financial covenant pertaining to the debt to tangible net worth ratio with which management believes the Company was in compliance at February 1, 2003.

9. DISCONTINUED OPERATIONS

From time to time the Company may consider closure of certain store locations that are determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. All of the store locations closed in each of the fiscal years 2003, 2002, and 2001 were acquired from Lamonts Apparel Inc. in July 2000, with the exception of one specialty store closed in 2003.

During fiscal 2003 the Company closed six store locations. During fiscal 2002 the Company closed four store locations. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.5 million in fiscal 2003, $1.9 million in fiscal 2002, and $1.7 million in fiscal 2001. The loss from operation of discontinued stores includes only revenues generated from, and expenses directly associated with, the operation of such stores and consists of the following:

(In thousands)                                               2003        2002        2001
--------------------------------------------------------  ----------  ----------  ----------
Net sales from closed stores............................ $    6,973  $   25,512  $   31,836
Net lease department revenues...........................         --          --         128
                                                          ----------  ----------  ----------
  Total Revenues........................................      6,973      25,512      31,963

Cost of sales...........................................      4,437      15,669      19,558
Selling, general and administrative expenses............      3,013      10,906      13,260
Depreciation and amortization...........................         70         885         867
                                                          ----------  ----------  ----------
  Total costs and expenses..............................      7,520      27,460      33,685
                                                          ----------  ----------  ----------

Loss from operations of closed stores................... $     (547) $   (1,948) $   (1,722)
                                                          ==========  ==========  ==========

Net costs associated with the closure of stores totaled $0.8 million in fiscal 2003 primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. Net costs associated with the closure of stores totaled $4.8 million in fiscal 2002 consisting of lease termination costs, severance and other incremental costs associated with the store closings of approximately $0.6 million and non-cash asset impairment charges related to stores closed in fiscal 2003 and fiscal 2002 of $4.5 million, partially offset by a gain of $0.3 million from the sale of lease rights and fixtures and equipment related to two of the closed locations.

During fiscal 2001 the Company closed six stores. As planned, the Company also discontinued the use of an outsourced distribution center facility located in Kent, Washington. Net costs associated with closure of those stores and the outsourced distribution center facility totaled $729,000. This amount consists of estimated lease termination costs, non-cash asset impairment charges (including the write-off of allocated goodwill and leasehold interests), severance and other incremental costs associated with the closure of the stores totaling $2,035,000, less $1,306,000 of cash proceeds received as a result of the sale of lease rights, fixtures and equipment. Results of operations of the fiscal 2001 store closures are included in continuing operations in the accompanying statement of operations. Store closure costs related to fiscal 2001 store closures are reported separately in continuing operations in the accompanying statement of operations.

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

As of January 31, 2004, the Company had a reserve for store closure costs totaling $337,000, which consisted primarily of estimated future lease obligations for one of the store locations closed in fiscal 2001 and one of the store locations closed in fiscal 2003. In the event the Company is not successful in selling or subleasing the location closed in fiscal 2001 as soon as management expects, additional reserves for store closure costs may be recorded. In addition, in the event the Company decides to close additional store locations in fiscal 2004 or beyond, additional reserves for store closure costs, which may be material, may be incurred.

10. ASSET IMPAIRMENT CHARGES

During 2002, the Company recorded non-cash asset impairment charges of $9.5 million to write down long-lived assets related to certain underperforming stores, primarily former Lamonts locations. These charges consisted of $3.6 million of property and equipment, $5.8 million of leasehold interests and $0.1 million of goodwill. The charges were determined by comparing projected net operating cash flows, including estimated proceeds from the sale of certain assets, to the carrying value of the stores' long-lived assets. No such costs were recorded in 2003 or 2001.

11. INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

(In thousands)                                   2003        2002        2001
--------------------------------------------  ----------  ----------  ----------
Current:
  Federal................................... $    1,848  $   (4,179) $      712
  State.....................................        221        (783)        439
                                              ----------  ----------  ----------
                                                  2,069      (4,962)      1,151
                                              ----------  ----------  ----------
Deferred:
  Federal...................................       (677)     (2,035)         81
  State.....................................        137         502        (381)
                                              ----------  ----------  ----------
                                                   (540)     (1,533)       (300)
                                              ----------  ----------  ----------
                                             $    1,529  $   (6,495) $      851
                                              ==========  ==========  ==========

The principal components of deferred tax assets and liabilities are as follows (in thousands):

                                      January 31,             February 1,
                                         2004                    2003
                                ----------------------  ----------------------
                                Deferred    Deferred    Deferred    Deferred
                                   Tax         Tax         Tax         Tax
                                 Assets    Liabilities   Assets    Liabilities
                                ---------  -----------  ---------  -----------
Current:
  Accrued employee benefits... $   1,036  $            $   1,037  $
  Credit losses...............
  State income taxes..........        74                       1
  LIFO inventory reserve......                 (3,093)                 (2,115)
  Supplies inventory..........                   (558)                   (554)
  Workers' compensation.......     1,825                     678
  Other items, net............     1,628       (1,481)     1,604         (988)
                                ---------  -----------  ---------  -----------
                                   4,563       (5,132)     3,320       (3,657)
                                ---------  -----------  ---------  -----------
Long-Term:
  Net operating loss and tax
    credit carryforwards......     5,545                   6,378
  State income taxes..........       659                     612
  Property and equipment......                (15,399)                (18,238)
  Accounting for leases.......       659       (3,504)       678       (2,985)
  Leasehold interests.........     1,841                   2,645
  Impaired assets.............     1,450                   1,841
  Deferred income.............     1,327       (3,558)     1,732       (3,303)
  Valuation allowance.........    (1,818)                 (1,438)
  Other items, net............       940         (779)       336         (816)
                                ---------  -----------  ---------  -----------
                                  10,603      (23,240)    12,784      (25,342)
                                ---------  -----------  ---------  -----------
                               $  15,166  $   (28,372) $  16,104  $   (28,999)
                                =========  ===========  =========  ===========

Income tax expense (benefit) varies from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:

                                                    2003       2002       2001
-----------------------------------------------   --------   --------   --------
Statutory rate.................................      35.0%    (35.0)%     35.0%
State income taxes, net of
 federal income tax benefit....................       8.0       (0.9)       5.5
General business credits.......................      (6.7)      (1.3)     (15.2)
Amortization of goodwill.......................                             5.8
Tax refund claims..............................                 (4.0)
Other items, net...............................      (0.6)      (5.1)       4.2
                                                  --------   --------   --------
Effective rate.................................      35.7%    (46.3)%     35.3%
                                                  ========   ========   ========

Realization of the total deferred tax assets of $15,166,000 is dependent upon generating sufficient taxable income in future periods.

At January 31, 2004, the Company has, for federal tax purposes, general business credits of $2,282,000 that expire in the years 2018 through 2022, and alternative minimum tax credits of $452,000 which may be used for an indefinite period. At January 31, 2004, the Company also has, for state tax purposes, $5,212,000 of net operating loss carryforwards that expire in 2003 and $2,245,000 of enterprise zone credits which may be used for an indefinite period. These carryforwards are available to offset future taxable income. The Company established valuation allowances of $1,818,000 and $1,438,000 at January 31, 2004 and February 1, 2003, respectively, which relate primarily to certain tax credit carryforwards whose realizability is uncertain.

The Company received income tax refunds, net of payments, of $2,164,000 in 2003 and $1,235,000 in 2002 and paid income taxes, net of refunds, of $1,526,000 in 2001. The income tax refunds received in 2003 and 2002 were, in part, attributable to a final settlement of certain federal net operating loss carryback refund claims filed with the Internal Revenue Service. The Company recognized a federal income tax benefit of $826,000 and interest income of $569,000 (included in miscellaneous income) in 2002 related to the federal income tax refund claims.

12. EARNINGS PER SHARE

Net earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

(Shares in thousands)                               2003       2002       2001
-----------------------------------------------   --------   --------   --------
Weighted average number of
  shares - basic...............................    12,830     12,747     12,681
Effect of assumed option exercises.............        89                    10
                                                  --------   --------   --------
Weighted average number of
  shares - diluted.............................    12,919     12,747     12,691
                                                  ========   ========   ========

Options with an exercise price greater than the average market price of the Company's common stock during the period are excluded from the computation of the weighted-average number of shares on a diluted basis as such options are anti-dilutive. Anti-dilutive options were outstanding for 1,522,568, 1,685,624 and 1,335,720 shares as of the end of 2003, 2002 and 2001, respectively.

13. STOCK OPTION AND STOCK PURCHASE PLANS

The Company has certain stock option plans and an Employee Stock Purchase Plan, as described below. All of these plans have been approved by the Company's stockholders.

Stock Option Plans.

The Company has stock option plans for directors, officers and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over five years and expire ten years from the date of the grant. At January 31, 2004, options for 1,015,750 shares were available for future grants under the plans.

Option activity under the plans is as follows:

                            2003                 2002                 2001
                     -------------------- -------------------- --------------------
                                 Weighted-            Weighted-            Weighted-
                       Number    Average    Number    Average    Number    Average
                         of      Exercise     of      Exercise     of      Exercise

                       Shares     Price     Shares     Price     Shares     Price
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
  at beginning of
  year.............. 1,713,000  $   5.99  1,535,500  $   6.68  1,364,500  $   7.34
Granted.............   279,500      1.64    295,500      2.61    262,500      3.26
Exercised...........    (9,000)     3.03
Cancelled...........  (295,000)     5.57   (118,000)     6.42    (91,500)     6.59
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
 at end of year..... 1,688,500  $   5.36  1,713,000  $   5.99  1,535,500  $   6.68
                     ==========  ======== ==========  ======== ==========  ========
Options exercisable
 at end of year..... 1,067,625  $   6.95  1,009,250  $   7.47    798,500  $   8.06
                     ==========  ======== ==========  ======== ==========  ========

Additional information regarding options outstanding as of January 31, 2004 is a follows:

                                Weighted-
                                 Average    Weighted-
                                Remaining    Average
    Range of         Number    Contractual  Exercise
 Exercise Prices  Outstanding  Life (yrs.)    Price
----------------- ------------ -----------  ---------
$1.13 to $3.28        627,500        8.41  $    2.28
$3.52 to $7.50        591,000        6.01  $    5.60
$7.63 to $10.87       470,000        2.76  $    9.16
----------------- ------------ -----------  ---------
$1.13 to $10.87     1,688,500        6.00  $    5.36
================= ============ ===========  =========

Employee Stock Purchase Plan.

The Company also has a statutory Employee Stock Purchase Plan, which allows its employees to purchase Company common stock at a 15% discount. Employees can purchase stock under the Plan through payroll deductions ranging from 1% to 10% of their annual compensation, up to a maximum of $21,250 per employee per year. A total of 500,000 shares were originally registered under the Plan, with 294,243 shares issued through January 31, 2004.

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

The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2003       2002       2001
                                         ---------  ---------  ---------
Risk-free interest rate................       1.3%      2.3%      4.2%
Expected dividend yield................        --         --         --
Expected volatility....................      57.0%     57.0%    51.50%
Expected option life (years)...........         5          5          5
Fair value of options granted..........     $0.68      $1.09      $1.35

As allowed by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculations. Accordingly the 2003, 2002 and 2001 pro-forma adjustments may not be indicative of future period pro-forma adjustments.

14. RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan ("Plan") which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to certain limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. Beginning 2001, the Company amended the Plan to provide for a guaranteed annual match of 3%, including the ability for participants to earn an additional 1% depending on the Company's annual financial performance. The Company recognized $1,251,000, $1,415,000 and $1,454,000 in expense related to the Plan in 2003, 2002 and 2001, respectively.

15. TRANSACTIONS WITH AFFILIATES

Harris and ECI became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The purchase price for the assets consisted of 2,095,900 shares of the Company's common stock and a Subordinated Note Payable in the amount of $22,179,000, due August 2006. (See Note 7).

On February 22, 2002, the Company entered into a Credit Facilitation Agreement with Harris. Under the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to Original GE Capital in the amount of $7.0 million for the purpose of providing additional credit enhancement to the GE facility. The Harris letter of credit was used to collateralize standby letters of credit that were subsequently issued under the Original GE facility to key factors. During 2002, the Credit Facilitation Agreement was amended three times to provide for extensions of the expiration date of the Harris letter of credit. Under the terms of the third amendment, the Harris letter of credit was cancelled and the Credit Facilitation Agreement was terminated as a result of the closing of the sale of receivables to Household.

16. COMMITMENTS AND CONTINGENCIES

On March 5, 2004, AT&T filed a breech of contract complaint in The United States District Court in Fresno, California demanding the payment of approximately $768,000 for telecommunication services allegedly supplied to the Company in 2002 and 2003. The Company has answered and denied the AT&T allegations and demand. At this time it is not possible to predict the outcome of this dispute, but the Company believes that it is not liable for the amounts demanded by AT&T, and will vigorously defend any action AT&T files to pursue its claim.

The Company is party to other legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company presently has no commitments to open any stores in fiscal 2004. As of January 31, 2004, the Company had issued a total of $8.4 million of standby letters of credit and documentary letters of credit totaling $1.9 million. As of February 1, 2003, the Company had issued a total of $11.3 million of standby letters of credit and documentary letters of credit totaling $2.0 million. The standby letters of credit were issued to secure credit lines with key factors and to provide collateral for a workers compensation insurance policy. Subsequent to January 31, 2004 the factor letters of credit were allowed to expire at their respective expiration dates. Management believes the likelihood of any draws under the workers compensation standby letters of credit are remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

GOTTSCHALKS INC. AND SUBSIDIARY

                                                 ADDITIONS
                                          ------------------------
          COL. A               COL. B       COL. C        COL. D         COL. E          COL. F
---------------------------  -----------  ----------     ---------     -----------     -----------
                                                          Charged
                             Balance at   Charged to     to Other                      Balance at
                              Beginning   Costs and      Accounts      Deductions        End of
Description                   of Period    Expenses      Describe       Describe         Period
---------------------------  -----------  ----------     ---------     -----------     -----------
Year ended January 31, 2004:

  Store closure reserve.... $   618,000  $  542,000 (3) $             $  (823,000)(4) $   337,000
  Deferred tax asset
    valuation allowance.... $ 1,438,000  $  380,000 (5) $             $               $ 1,818,000
  Allowance for vendor
    claims receivable...... $    81,000  $  200,000 (6) $             $               $   281,000

Year ended February 1, 2003:

  Allowance for doubtful
    accounts............... $   354,544  $  825,061 (1) $             $(1,179,605)(2) $
  Store closure reserve.... $   529,000  $  581,000 (3) $             $  (492,000)(4) $   618,000
  Deferred tax asset
    valuation allowance.... $   645,000  $  793,000 (5) $             $               $ 1,438,000
  Allowance for vendor
    claims receivable...... $    91,000  $              $             $   (10,000)(6) $    81,000

Year ended February 2, 2002:

  Allowance for doubtful
    accounts............... $   368,634  $1,247,269 (1) $             $(1,261,359)(2) $   354,544
  Store closure reserve.... $        --   2,035,000 (3) $             $(1,506,000)(4) $   529,000
  Deferred tax asset
    valuation allowance.... $        --  $  645,000 (5) $             $               $   645,000
  Allowance for vendor
    claims receivable...... $    86,000  $    5,000 (6) $             $               $    91,000

  Represents the provision for credit losses on receivables ineligible for sale.

  Represents uncollectible accounts written off, net of recoveries, pertaining to receivables ineligible for sale. The 2002 amount includes $389,000 representing the write-off of the remaining allowance at the date of the receivables sale to Household.

  Represents costs incurred for store closures in 2003, 2002 and 2001 and for the discontinuation of an outsourced distribution facility in 2001, including the remaining lease obligations, asset impairment charges related to the improvements, fixtures and lease rights, severance and other incremental costs.

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

Dated: April 26, 2004

GOTTSCHALKS, Inc.
	By:	/s/ James R. Famalette

James R. Famalette
President and Chief Executive Officer
Signature	Title	Date
/s/ Joseph W. Levy Joseph W. Levy	Chairman	April 26, 2004
/s/ James R. Famalette James R. Famalette	President, Chief Executive Officer and Director (principal executive officer)	April 26, 2004
/s/ J. Gregory Ambro J. Gregory Ambro	Chief Administrative and Financial Officer (principal financial and accounting officer)	April 26, 2004
/s/ O. James Woodward III O. James Woodward III	Director	April 26, 2004
/s/ Sharon Levy Sharon Levy	Director	April 26, 2004
/s/ James Czech James Czech	Director	April 26, 2004
/s/ Joseph J. Penbera Joseph J. Penbera	Director	April 26, 2004
/s/ Fred Ruiz Fred Ruiz	Director	April 26, 2004
/s/ Max Gutmann Max Gutmann	Director	April 26, 2004
/s/ Thomas H. McPeters Tom McPeters	Director	April 26, 2004
/s/ Dale H. Achabal Dale H. Achabal	Director	April 26, 2004
/s/ Jorge Pont Sanchez Jorge Pont Sanchez	Director	April 26, 2004