Form 10-Q
period 2004-05-01
GOTTSCHALKS INC
filed 2004-06-10
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

      The number of shares of the Registrant's common stock outstanding as of May 31, 2004 was 12,884,716.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                        May 1,    January 31,     May 3,
                                                        2004         2004         2003
                                                     -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash............................................. $     5,893  $     5,172  $     9,911
  Receivables, net.................................       4,419        9,145        5,008
  Merchandise inventories..........................     184,959      156,458      187,773
  Other............................................      11,270       10,849       14,461
                                                     -----------  -----------  -----------
          Total current assets.....................     206,541      181,624      217,153

PROPERTY AND EQUIPMENT - NET.......................     127,853      129,832      137,534
GOODWILL - NET.....................................       7,501        7,501        7,501
OTHER INTANGIBLES - NET............................         842          854          667
OTHER LONG-TERM ASSETS.............................       5,865        4,180        6,037
                                                     -----------  -----------  -----------
                                                    $   348,602  $   323,991  $   368,892
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities...................... $    83,518  $    67,942  $    82,573
  Revolving line of credit.........................      26,880        1,009       22,638
  Current portion of long-term obligations.........       2,590        3,725        4,669
                                                     -----------  -----------  -----------
      Total current liabilities....................     112,988       72,676      109,880

LONG-TERM OBLIGATIONS (less current portion):
  Revolving line of credit and term note...........      50,000       50,000       60,000
  Notes and mortgage loans payable.................      23,005       35,596       36,977
  Capitalized lease obligations....................       5,288        5,706        6,952
                                                     -----------  -----------  -----------
                                                         78,293       91,302      103,929

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      28,908       29,511       30,672

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      22,180       22,180       22,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     106,233      108,322      102,337
                                                     -----------  -----------  -----------
                                                    $   348,602  $   323,991  $   368,892
                                                     ===========  ===========  ===========

See notes to condensed financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                           Thirteen Weeks Ended
                                                         --------------------------
                                                            May 1,        May 3,
                                                            2004          2003
                                                         ------------  ------------
Net sales.............................................. $    144,533  $    137,915
Net credit revenues....................................          839         1,475
Net leased department revenues.........................          752           754
                                                         ------------  ------------
     Total revenues....................................      146,124       140,144

Costs and expenses:
  Cost of sales........................................       94,819        91,340
  Selling, general and administrative expenses.........       49,241        48,130
  Depreciation and amortization........................        3,078         3,339
                                                         ------------  ------------
     Total costs and expenses..........................      147,138       142,809
                                                         ------------  ------------
Operating loss.........................................       (1,014)       (2,665)

Other (income) expense:
  Interest expense.....................................        2,874         3,401
  Miscellaneous income.................................         (462)         (431)
                                                         ------------  ------------
                                                               2,412         2,970
                                                         ------------  ------------
Loss before income taxes...............................       (3,426)       (5,635)

Income tax benefit.....................................       (1,338)       (2,072)
                                                         ------------  ------------
Loss from continuing operations........................       (2,088)       (3,563)

Discontinued operations:
  Loss from operations of closed stores................           --          (497)
  Loss on store closures...............................          (31)         (146)
  Income tax benefit...................................          (11)         (219)
                                                         ------------  ------------
  Loss on discontinued operations......................          (20)         (424)
                                                         ------------  ------------
     Net loss.......................................... $     (2,108) $     (3,987)
                                                         ============  ============

Net loss per common share - basic and diluted
  Loss from continuing operations...................... $      (0.16) $      (0.28)
  Loss from discontinued operations.................... $         --  $      (0.03)
  Net loss per common share............................ $      (0.16) $      (0.31)

Weighted average number of common shares outstanding -
  Basic and Diluted....................................       12,883        12,801

See notes to condensed financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                    Thirteen Weeks Ended
                                                                 --------------------------
                                                                     May 1,        May 3,
                                                                      2004         2003
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (2,108) $     (3,987)
  Adjustments:
     Depreciation and amortization.............................        3,078         3,368
     Store Closure Costs.......................................           31           146
     Other adjustments, net....................................         (633)         (654)
     Changes in operating assets and liabilities:
        Receivables............................................        4,726         4,329
        Merchandise inventories................................      (28,094)      (22,819)
        Other current and long-term assets.....................       (1,278)       (1,526)
        Trade accounts payable.................................        9,777         3,713
        Other current and long-term liabilities................           73           481
                                                                 ------------  ------------
           Net cash used in operating activities...............      (14,428)      (16,949)

INVESTING ACTIVITIES:
   Capital expenditures........................................       (1,495)       (1,364)
   Other.......................................................           91            54
                                                                 ------------  ------------
           Net cash used in investing activities...............       (1,404)       (1,310)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       16,871        23,792
  Proceeds from long-term obligations..........................        9,000            --
  Debt Issuance Costs..........................................       (1,060)           --
  Principal payments on long-term obligations..................      (14,145)       (1,102)
  Changes in cash management liability and other...............        5,887          (735)
                                                                 ------------  ------------
          Net cash provided by financing activities............       16,553        21,955
                                                                 ------------  ------------
INCREASE IN CASH...............................................          721         3,696

CASH AT BEGINNING OF PERIOD....................................        5,172         6,215
                                                                 ------------  ------------

CASH AT END OF PERIOD.......................................... $      5,893  $      9,911
                                                                 ============  ============

See notes to condensed financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen Weeks Ended May 1, 2004 and May 3, 2003

1.      NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the first quarter of the fiscal year ending January 29, 2005 ("fiscal 2004"), the Company operated 63 full-line Gottschalks department stores located in 6 Western states, with 39 stores in California, 12 in Washington, 6 in Alaska, and 2 in each of Oregon, Nevada and Idaho. The Company also operates 10 specialty apparel stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 1, 2004 are not necessarily indicative of the results that may be expected for fiscal 2004 due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (the "2003 Annual Report on Form 10-K"). The condensed balance sheet at January 31, 2004 has been derived from the audited financial statements as of that date.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.      STOCK BASED COMPENSATION

At May 1, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model.

                                                      Thirteen Weeks Ended
                                                    --------------------------
                                                       May 1,       May 3,
(In thousands of dollars, except per share data)        2004          2003
--------------------------------------------------  ------------  ------------
Net loss as reported.............................. $     (2,108) $     (3,987)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects..........          (38)          (55)
                                                    ------------  ------------
Pro forma net loss ............................... $     (2,146) $     (4,042)
                                                    ============  ============
Net loss per share (basic and diluted):
  As reported .................................... $      (0.16) $      (0.31)
  Pro-forma ...................................... $      (0.17) $      (0.32)

3.      NET CREDIT REVENUES

Net Credit Revenues

Net credit revenues associate with the Company's proprietary credit cards consist of the following:

                                                                 First Quarter
                                                             --------------------
(In thousands of dollars)                                      2004       2003
---------------------------------------------                ---------  ---------
Service charge revenues.................................... $     774  $     597
Interim servicing compensation - net  .....................        --      1,028
Amortization of interest-only strip  ......................        --       (266)
Recoveries on previously charged off receivables...........        65        116
                                                             ---------  ---------
                                                            $     839  $   1,475
                                                             =========  =========

4.      MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 31, 2004. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2004 operating results.

5.      TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                              May 1,       January 31,      May 3,
(In thousands of dollars)                      2004            2004          2003
---------------------------------------    ------------    ------------  ------------
Trade accounts payable.................   $     36,209    $     20,035  $     32,569
Accrued expenses.......................         17,383          19,579        20,119
Cash management liability..............         13,194           7,326        14,238
Accrued payroll and related
  liabilities..........................          7,744           7,718         7,662
Taxes, other than income taxes.........          7,716          12,059         7,342
Federal and state income taxes
  payable..............................            703             656            14
Deferred income taxes payable..........            569             569           629
                                           ------------    ------------  ------------
                                          $     83,518    $     67,942  $     82,573
                                           ============    ============  ============

6.      DEBT

Senior Revolving Credit Facility

On February 1, 2002, the Company entered into a three- year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent and lender, along with three other lenders (the "Original GE facility"). On March 1, 2004, the Company finalized an amendment and restatement of the Original GE facility (the "GE facility"). The GE facility continues to provide up to $165.0 million of working capital financing and is extended through February 1, 2007, with an option to extend the facility through February 2, 2009 for a limited time and under certain conditions. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded fixed term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect.

As of May 1, 2004, outstanding borrowings under the GE facility totaled $76.9 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $51.7 million. The Company classified a total of $50.0 million as of May 1, 2004 and January 31, 2004, and $60.0 million as of May 3, 2003, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the GE facility which are not expected to be repaid within one year of the respective balance sheet dates. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

As of May 1, 2004, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate plus 0.25% per annum, or at the Company's option, at the applicable LIBOR rate plus 2.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. Beginning in the second fiscal quarter of 2004, the interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). The GE facility also does not permit the repayment of the Company's Subordinated Note Payable to Affiliate (the "Subordinated Note"), and accordingly the scheduled maturity date of the Subordinated Note has been extended to May 30, 2007.

On March 22, 2002, the Company entered into a $15.0 million financing with Kimco Capital Corp. (the "Kimco facility") at a fixed interest rate of 12.0% per annum. The Kimco facility was secured by first priority liens on three of the Company's owned stores and with subordinate liens on substantially all other assets of the Company securing the Original GE facility. In connection with the Amended GE facility, the Company early terminated the Kimco facility and a portion of the proceeds from the Amended GE facility were used to repay fully the remaining $13.2 million balance of the Kimco facility, including a prepayment penalty, and other transaction fees and costs. The term loan under the Amended GE facility is collateralized by two of the three owned stores previously securing the Kimco facility.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                              May 1,       January 31,      May 3,
(In thousands)                                 2004            2004          2003
---------------------------------------    ------------    ------------  ------------
Revolving line of credit and term note.   $     50,000          50,000        60,000
9.39% mortgage loans payable, due 2010.         17,403          17,513        17,819
12.0% note payable, due 2005...........                         13,240        13,960
Capital lease obligations..............          6,952           7,643         9,885
Variable rate note payable, due 2005...          3,700           3,700         3,700
Other mortgage loans and notes payable.          2,828           2,931         3,234
                                           ------------    ------------  ------------
                                                80,883          95,027       108,598
Less current portion...................          2,590           3,725         4,669
                                           ------------    ------------  ------------
                                          $     78,293    $     91,302  $    103,929
                                           ============    ============  ============

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. Management believes the Company was in compliance with all such covenants as of May 1, 2004.

7.      DISCONTINUED OPERATIONS

During fiscal 2003 the Company closed six stores and one specialty store. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.5 million in the quarter ended May 3, 2003. The loss from operation of discontinued stores consists of the following:

                                               Thirteen Weeks Ended
                                               --------------------
                                                May 1,     May 3,
(In thousands of dollars)                        2004       2003
---------------------------------------------  ---------  ---------
Net sales from closed stores................. $      --  $   2,704

Cost of sales................................        --      1,788
Selling, general and administrative expenses.        --      1,384
Depreciation and amortization................        --         29
                                               ---------  ---------
  Total costs and expenses...................        --      3,201
                                               ---------  ---------
Loss from operations of closed stores........ $      --  $    (497)
                                               =========  =========

Net costs associated with the closure of stores were minor in the quarter ended May 1, 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. Net costs associated with the closure of stores totaled $0.1 million in the quarter ended May 3, 2003, primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The Company currently has no plans to close additional stores. In the event the Company is unable to improve the operating performance of any underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

As of May 1, 2004, the Company had a reserve for store closure costs totaling $0.2 million, which consisted primarily of estimated future lease obligations for one store closed in fiscal 2001. In the event the Company is not successful in selling or subleasing the store closed in fiscal 2001 as soon as management expects, additional store closure costs may be recorded. In addition, in the event the Company decides to close additional stores in fiscal 2004 or beyond, additional store closure costs, which may be material, may be incurred.

8.      WEIGHTED AVERAGE NUMBER OF SHARES

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive.

9.      COMMITMENTS AND CONTINGENCIES

On March 5, 2004, AT&T filed a breach of contract complaint in The United States District Court in Fresno, California demanding the payment of approximately $768,000 for telecommunication services allegedly supplied to the Company in 2002 and 2003. The Company has answered and denied the AT&T allegations and demand. At this time it is not possible to predict the outcome of this dispute, but the Company believes that it is not liable for the amounts demanded by AT&T, and will vigorously defend any action AT&T files to pursue its claim.

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

The Company is in the process of remodeling certain existing store locations. As of May 1, 2004, the estimated remaining cost of such projects is $4.8 million. Such projects are expected to be fully complete in fiscal 2004. The Company presently has no commitments to open any new stores in fiscal 2004.

As of May 1, 2004, the Company had issued a total of $3.3 million of standby letters of credit and documentary letters of credit totaling $0.6 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen week period ended May 1, 2004 (hereinafter referred to as the "first quarter of fiscal 2004"), is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. Some of these significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2003 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                            Thirteen Weeks Ended
                                                         --------------------------
                                                            May 1,        May 3,
                                                             2004          2003
                                                         ------------  ------------
Net sales..............................................        100.0%       100.0%
Net credit revenues....................................          0.6           1.1
Net leased department revenues.........................          0.5           0.5
                                                         ------------  ------------
     Total revenues....................................        101.1         101.6

Costs and expenses:
  Cost of sales........................................         65.6          66.2
  Selling, general and administrative expenses.........         34.1          34.9
  Depreciation and amortization........................          2.1           2.4
                                                         ------------  ------------
     Total costs and expenses..........................        101.8         103.5
                                                         ------------  ------------
Operating loss.........................................         (0.7)         (1.9)

Other (income) expense:
  Interest expense.....................................          2.0           2.5
  Miscellaneous income.................................         (0.3)         (0.3)
                                                         ------------  ------------
                                                                 1.7           2.2
                                                         ------------  ------------

Loss before income taxes...............................         (2.4)         (4.1)

Income tax benefit.....................................         (0.9)         (1.5)
                                                         ------------  ------------
Loss from continuing operations........................         (1.5)         (2.6)
                                                         ------------  ------------
Discontinued operations:
  Loss from operations of closed stores................           --          (0.4)
  Loss on store closures...............................           --          (0.1)
  Income tax benefit...................................           --          (0.2)
  Loss on discontinued operations......................           --          (0.3)
                                                         ------------  ------------
     Net loss..........................................         (1.5)%        (2.9)%
                                                         ============  ============

First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

Net Sales

Net sales from continuing operations increased by approximately $6.6 million to $144.5 million in the first quarter of fiscal 2004 as compared to $137.9 million in the first quarter of fiscal 2003, an increase of 4.8%. This increase was primarily driven by the launch of the Company's 100th Anniversary marketing campaign and further influenced by earlier warm weather on the west coast. Comparable store sales for the first quarter of fiscal 2004, which includes sales for stores open for the full period in both years, also increased by 4.8% as compared to the first quarter of fiscal 2003.

The Company operated 63 department stores and 10 specialty stores as of the end of the first quarter of fiscal 2004, as compared to 66 department stores and 12 specialty stores as of the end of the first quarter of fiscal 2003. The Company has no current plans for additional store closures. However, management may consider the closure of additional stores if closure is determined to be financially advantageous to the Company.

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

Net credit revenues related to the Company's proprietary credit cards decreased approximately $0.6 million, or 43.1%, in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. As a percent of net sales, net credit revenues was 0.6% of net sales in the first quarter of fiscal 2004 as compared to 1.1% in the first quarter of fiscal 2003. Net credit revenues consist of the following:

                                                                 First Quarter
                                                             --------------------
(In thousands of dollars)                                      2004       2003
---------------------------------------------                ---------  ---------
Service charge revenues.................................... $     774  $     597
Interim servicing compensation - net  .....................        --      1,028
Amortization of interest-only strip  ......................        --       (266)
Recoveries on previously charged off receivables...........        65        116
                                                             ---------  ---------
                                                            $     839  $   1,475
                                                             =========  =========

The interim servicing compensation amount represents servicing fees under the ISA attributable to general corporate activities that were not offset by direct costs of servicing the portfolio during the interim period. These revenues ceased at the end of the interim servicing period on May 14, 2003.

In connection with the sale of the receivables, on January 31, 2003 the Company recorded a $313,000 interest-only strip that was amortized over the estimated life of the underlying assets sold (approximately five months). The interest-only strip represents the portion of the initial revenues under the CCA that were considered a residual interest in the assets sold.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the first quarter of fiscal 2004 was virtually equal to the first quarter of fiscal 2003.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first quarter of fiscal 2004 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $5.3 million in both the first quarter of fiscal 2004 and the first quarter of fiscal 2003.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $3.5 million to $94.8 million in the first quarter of fiscal 2004 as compared to $91.3 million in the first quarter of fiscal 2003, an increase of 3.8%. The increase in gross margin dollars is mainly due to the increase in net sales. The Company's gross margin percentage increased to 34.4% in the first quarter of fiscal 2004 as compared to 33.8% in the first quarter of fiscal 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $1.1 million to $49.2 million in the first quarter of fiscal 2004 as compared to $48.1 million in the first quarter of fiscal 2003, an increase of 2.3%. The increase is primarily attributable to recent increases in unemployment insurance contribution rates and worker's compensation loss development rates in California. The Company is continuing to experience benefits from its cost control initiatives, but expects to see offsetting pressures from such rate increases in the foreseeable future. As a percent of net sales, selling, general and administrative expenses from continuing operations in the first quarter of fiscal 2004 decreased by 0.8% as compared to the first quarter of fiscal 2003 as a result of the higher sales volume.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.1 million in the first quarter of fiscal 2004 as compared to $3.4 million in the first quarter of fiscal 2003. As a percent of net sales, depreciation and amortization expense decreased to 2.1% in the first quarter of fiscal 2004 as compared to 2.4% in the first quarter of fiscal 2003. These decreases are partially due to the expiration of certain capital leases and partially due to the higher sales volume.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.5 million to $2.9 million in the first quarter of fiscal 2004 as compared to $3.4 million in the first quarter of fiscal 2003, a decrease of 15.5%. As a percent of net sales, interest expense decreased to 2.0% in the first quarter of fiscal 2004 as compared to 2.5% in the first quarter of fiscal 2003. These decreases are primarily due to reductions in interest rates charged on the Company's revolving line of credit and the elimination of certain higher interest debt facilities, resulting from the amendment and extension of the Company's revolving credit facility, as well as a total debt reduction of $23.5 million at the end of the first quarter of fiscal 2004 as compared to the end of the first quarter of fiscal 2003. These interest reductions were partially offset by one-time charges of $0.4 million for the early termination of certain debt in the first quarter of fiscal 2004 in connection with the amendment and extension of the Company's revolving credit facility. The weighted average interest rate applicable to the revolving credit facility was 5.44% in the first quarter of fiscal 2004 (5.0% at May 1, 2004) as compared to 5.49% in the first quarter of fiscal 2003.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.5 million in the first quarter of fiscal 2004 and $0.4 million in the first quarter of fiscal 2003.

Income Taxes

The Company's interim effective tax benefit rates from continuing operations of 39.0% in the first quarter of fiscal 2004 and 36.8% in the first quarter of fiscal 2003 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods.

Loss From Continuing Operations

The Company reported a loss from continuing operations of $2.1 million, or $0.16 per share (basic and diluted), in the first quarter of fiscal 2004 as compared to a loss from continuing operations of $3.6 million, or $0.28 per share (basic and diluted), in the first quarter of fiscal 2003.

Discontinued Operations

During fiscal 2003 the Company closed six stores and one specialty store. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.5 million in the quarter ended May 3, 2003. The loss from operation of discontinued stores consists of the following:

                                               Thirteen Weeks Ended
                                               --------------------
                                                May 1,     May 3,
(In thousands of dollars)                        2004       2003
---------------------------------------------  ---------  ---------
Net sales from closed stores................. $      --  $   2,704

Cost of sales................................        --      1,788
Selling, general and administrative expenses.        --      1,384
Depreciation and amortization................        --         29
                                               ---------  ---------
  Total costs and expenses...................        --      3,201
                                               ---------  ---------
Loss from operations of closed stores........ $      --  $    (497)
                                               =========  =========

Net costs associated with the closure of stores were minor in the quarter ended May 1, 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. Net costs associated with the closure of stores totaled $0.1 million in the quarter ended May 3, 2003, primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The Company currently has no plans to close additional stores. In the event the Company is unable to improve the operating performance of any underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $2.1 million in the first quarter of fiscal 2004 as compared to net loss of $4.0 million in the first quarter of 2003. On a per share basis (basic and diluted), the net loss was $0.16 per share in the first quarter of 2004 as compared to $0.31 per share in the first quarter of 2003.

Liquidity and Capital Resources

As described more fully in the Company's 2003 Annual Report on Form 10-K and Notes 3 and 6 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, and by short-term trade and factor credit. As described more fully below and in Note 3 to the Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household. Proceeds from the sale were used to reduce the Company's debt, including off-balance sheet securitization obligations, by over $100 million. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

Sources of Liquidity

Senior Secured Credit Facility

On February 1, 2002, the Company entered into a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent and lender, along with three other lenders (the "Original GE facility"). On March 1, 2004, the Company finalized an amendment and restatement of the Original GE facility (the "GE facility"). The GE facility continues to provide up to $165.0 million of working capital financing and is extended through February 1, 2007, with an option to extend the facility through February 2, 2009 for a limited time and under certain conditions. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded fixed term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect.

As of May 1, 2004, outstanding borrowings under the GE facility totaled $76.9 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $51.7 million. The Company classified a total of $50.0 million as of May 1, 2004 and January 31, 2004, and $60.0 million as of May 3, 2003, as long-term in the accompanying financial statements, representing that portion of outstanding borrowings under the GE facility which are not expected to be repaid within one year of the respective balance sheet dates. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

As of May 1, 2004, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate plus 0.25% per annum, or at the Company's option, at the applicable LIBOR rate plus 2.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. Beginning in the second fiscal quarter of 2004, the interest rate applicable to the revolving portion of the GE facility will be adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). The GE facility also does not permit the repayment of the Company's Subordinated Note Payable to Affiliate (the "Subordinated Note"), and accordingly the scheduled maturity date of the Subordinated Note has been extended to May 30, 2007.

On March 22, 2002, the Company entered into a $15.0 million financing with Kimco Capital Corp. (the "Kimco facility") at a fixed interest rate of 12.0% per annum. The Kimco facility was secured by first priority liens on three of the Company's owned stores and with subordinate liens on substantially all other assets of the Company securing the Original GE facility. In connection with the GE facility, the Company early terminated the Kimco facility and a portion of the proceeds from the GE facility were used to repay fully the remaining $13.2 million balance of the Kimco facility, including a prepayment penalty, and other transaction fees and costs of $0.4 million. The term loan under the GE facility is collateralized by two of the three owned stores previously securing the Kimco facility.

Trade Credit

The success of the Company's business is partially dependent upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell its products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. The Company has been able to purchase adequate levels of merchandise to support its operations and expects the level of trade credit to be sufficient to support its operations in the foreseeable future. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, could have a material adverse affect on the Company's business, liquidity position, and results of operations.

Other Financings

The Company may consider various other sources of liquidity in the future, including but not limited to the issuance of additional securities that might have a dilutive effect on existing shareholders or incurring additional indebtedness which would increase the Company's leverage.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first quarter of fiscal 2004, totaling $1.5 million, were primarily related to information system enhancements and the renovation, refixturing, and expansion of certain existing locations.

The Company is in the process of remodeling certain existing store locations. As of May 1, 2004, the estimated remaining cost of such projects is $4.8 million. Such projects are expected to be fully complete in fiscal 2004. The Company presently has no commitments to open any new stores in fiscal 2004.

As of May 1, 2004, the Company had issued a total of $3.3 million of standby letters of credit and documentary letters of credit totaling $0.6 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity, including cash generated by operations, liquidity provided by the GE facility and other financial resources, will be adequate to meet the Company's planned cash requirements. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to the availability of adequate borrowing capacity, adequate cash flows generated by operations and the adequacy of factor and trade credit. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if these sources of liquidity are significantly reduced or eliminated, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance, unemployment insurance, and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit; the Company's dependence on its key personnel; and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Item I. "Business" in the Company's 2003 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission. THE COMPANY DOES NOT PRESENTLY INTEND TO UPDATE THESE STATEMENTS AND UNDERTAKES NO DUTY TO ANY PERSON TO EFFECT ANY SUCH UPDATE UNDER ANY CIRCUMSTANCES.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2003 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit and on certain of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting identified in connection with such evaluations that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's senior revolving credit agreement with GE Capital prohibits the Company from paying dividends without prior written consent from the lenders.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3)
31.2	Section 302 Certification of Chief Administrative and Financial Officer. (3)
32.1	Certification of President and Chief Executive Officer and Chief Administrative and Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (3)

(1) Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-3949).

(2) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100).

(3) Furnished concurrently herewith.

(b) The Company filed the following Current Reports on Form 8-K during the thirteen week period ended May 1, 2004:

-	Current Report on Form 8-K dated March 1, 2004 describing pursuant to Item 5, Other Events, a renewal of the Credit Agreement by and among Gottschalks Inc., GE Capital and CIT Business Credit.
-

Current Report on Form 8-K dated March 4, 2004 describing pursuant to Item 12, Disclosure of Results of Operations and Financial Condition, the issuance of a press release announcing the Company's financial results for the fourth quarter and fiscal year ended January 31, 2004.

-	Current Report on Form 8-K dated March 22, 2004 describing the issuance of a press release announcing the Company's appointment of Dale Achabal to its Board of Directors.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3)
31.2	Section 302 Certification of Chief Administrative and Financial Officer. (3)
32.1	Certification of President and Chief Executive Officer and Chief Administrative and Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (3)

(1) Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-3949).

(2) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100).

(3) Furnished concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.
(Registrant)
June 10, 2004	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
June 10, 2004	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)