Form 10-K/A
period 2004-01-31
GOTTSCHALKS INC
filed 2004-09-10
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 Amendment No. 1

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A.    ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 2, 2003: Common Stock, $.01 par value: $16,902,103.

      On March 31, 2004 the Registrant had outstanding 12,883,802 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 24, 2004, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K/A.

III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 is being filed for the sole purpose of correcting the balance sheet classification of the Company's revolving line of credit pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." The Company has restated borrowings under its revolving credit agreement previously reported as long-term liabilities to current liabilities as of January 31, 2004 and February 1, 2003 and corrected related disclosures accordingly in Note 6 to the Consolidated Financial Statements, Item 6 "Selected Balance Sheet Data", Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" under the sub-heading "Liquidity and Capital Resources, Sources of Liquidity, Senior Secured Credit Facility," and Item 9A "Controls and Procedures." All other information in the original filing remains unchanged and has not been updated.

Gottschalks Inc.

2003 ANNUAL REPORT ON FORM 10-K/A

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

OPERATING STRATEGY

Merchandising Strategy

The Company's merchandising strategy is directed at offering and promoting moderate to better priced brand-name merchandise recognized by its customers for style and value. Brand-name merchandise is complemented with offerings of private-label. Brand-name apparel, shoes, cosmetics and accessories lines carried by the Company include Estee Lauder, Lancome, Clinique, Chanel, Dooney & Bourke, Nine West, Liz Claiborne, Calvin Klein, Guess?, Nautica, Karen Kane, Tommy Hilfiger, Ralph Lauren, Haggar, Koret and Levi Strauss. Brand- name merchandise carried for the home includes Waterford, Lenox, Lladro, Krups, Kitchenaid, Calphalon and Samsonite.

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

The following tables present selected data related to the Company's stores for the fiscal years indicated:

                                               Fiscal Years
                             -------------------------------- -----------------
                              2003       2002       2001       2000      1999
                             -------    -------    -------    -------   -------
Stores open at year-end:
----------------------------
Department stores...........     63  (1)    69  (1)    73 (1)     79 (2)    42
Specialty stores (3)........     11         12         13         17        20
                             -------    -------    -------    -------   -------
    Total                        74         81         86         96        62
                             =======    =======    =======    =======   =======

Gross store square
footage(4) (in thousands):
----------------------------
Department stores...........  5,406      5,665      5,876      6,139     4,377
Specialty stores............     42         54         54         63        77
                             -------    -------    -------    -------   -------
    Total                     5,448      5,719      5,930      6,202     4,454
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

FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains certain "forward-looking statements" regarding activities, developments and conditions that the Company anticipates may occur or exist in the future relating to things such as:

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

Despite the increase in the amount of unsecured credit granted by the Company's vendors and factors, such amounts remained below historical levels throughout fiscal 2002. The Company continued to experience improvement in unsecured credit levels as a result of the Household transaction and improved operating results in 2003. The Company has been able to purchase adequate levels of merchandise to support its operations. The Company has also eliminated the outstanding factor letters of credit effective in March of 2004.

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

The Company also depends on attracting and retaining a large number of qualified employees to maintain and increase sales and to execute its customer service programs. Many of its employees are in entry level or part- time positions with historically high levels of turnover. The Company's ability to meet its employment needs is dependent on a number of factors, including the following factors which affect its ability to hire or retain qualified employees:

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

                                                                                                     Number of securities
                                                                                                   remaining available for
                                                                                                 future issuance under equity
                                       Number of securities to be                                     compensation plans
                                         issued upon exercise of     Weighted-average exercise      (excluding securities
Plan Category                              outstanding options      price of oustanding options    reflected in column (a))
-------------------------------------- ---------------------------  ---------------------------  ----------------------------
Equity compensation plans approved by           1,688,500                      $5.36                      1,152,500
  security holders....................
Equity compensation plans not approved
  security holders....................             N/A                          N/A                          N/A

Total.................................          1,688,500                      $5.36                      1,152,500

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

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2003          2002          2001          2000          1999
                                         ---------     ---------     ---------     ---------     ---------
                                               (In thousands of dollars, except share data)
RESULTS OF OPERATIONS(1):
Net sales.............................. $ 660,574     $ 665,916     $ 678,866     $ 643,385     $ 541,275
Net credit revenues....................     3,729         8,225         8,420         9,150         8,709
Net leased department
  revenues (2).........................     3,525         3,557         3,965         3,853         4,209
                                         ---------     ---------     ---------     ---------     ---------
   Total revenues......................   667,828       677,698       691,251       656,388       554,193
                                         ---------     ---------     ---------     ---------     ---------
Costs and expenses:
  Cost of sales........................   435,370       441,426       450,723       421,329       354,010
  Selling, general and
   administrative expenses.............   203,966       207,885       210,658       194,246       167,561
  Depreciation and
   amortization (3)....................    13,177        13,374        13,256        11,154         9,465
  Asset impairment charges (4).........        --         9,502            --            --         1,933
  Store closure costs (5)..............        --            --           729
  Receivables sale costs (6)...........        --         1,749            --            --            --
  New store pre-opening
   costs (7)...........................        --            --            --         4,684           495
                                         ---------     ---------     ---------     ---------     ---------
   Total costs and expenses............   652,513       673,936       675,366       631,413       533,464
                                         ---------     ---------     ---------     ---------     ---------
Operating income ......................    15,315         3,762        15,885        24,975        20,729
                                         ---------     ---------     ---------     ---------     ---------
Other (income) expense:
 Interest expense......................    13,296        15,883        14,364        13,750        11,408
 Losses on early extinguishment
   of debt (8).........................        --         3,695           696            --            --
 Miscellaneous income..................    (2,262)       (1,802)       (1,587)       (1,408)       (1,555)
                                         ---------     ---------     ---------     ---------     ---------
                                           11,034        17,776        13,473        12,342         9,853
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
   operations before income taxes......     4,281       (14,014)        2,412        12,633        10,876

Income tax expense (benefit)...........     1,529        (6,495)          851         4,775         4,240
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) from
   continuing operations...............     2,752        (7,519)        1,561         7,858         6,636

Discontinued operations:
  Loss from operation of closed stores.      (547)       (1,948)       (1,721)       (1,180)
  Loss on store closures (9)...........      (789)       (4,801)
  Income tax benefit...................      (454)       (2,295)         (585)         (401)
                                         ---------     ---------     ---------     ---------     ---------
Loss on discontinued operations........      (882)       (4,454)       (1,136)         (779)           --

Net income (loss)...................... $   1,870     $ (11,973)    $     425     $   7,079     $   6,636
                                         =========     =========     =========     =========     =========
Net income (loss) per common share
Basic:
   Income (loss) from continuing
    operations.........................      0.22         (0.59)         0.12          0.62          0.53
   Loss on discontinued operations.....     (0.07)        (0.35)        (0.09)        (0.06)         0.00
   Net income (loss) per common share..      0.15         (0.94)         0.03          0.56          0.53
Diluted:
   Income (loss) from continuing
    operation..........................      0.21         (0.59)         0.12          0.62          0.53
   Loss on discontinued operations.....     (0.07)        (0.35)        (0.09)        (0.06)         0.00
   Net income (loss) per common share.. $    0.14     $   (0.94)    $    0.03     $    0.56     $    0.53

Weighted-average number of
  common shares outstanding:
     Basic.............................    12,830        12,747        12,681        12,614        12,577
     Diluted...........................    12,919        12,747        12,691        12,632        12,616

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2003          2002          2001          2000          1999
                                         ---------     ---------     ---------     ---------     ---------
                                                                 (In thousands of dollars)
SELECTED BALANCE SHEET DATA:
Retained interest in
  receivables sold..................... $      --     $      --     $  19,222     $  19,853     $  29,138
Receivables, net.......................     9,145        10,641        11,331         9,248         7,597
Merchandise inventories (11)...........   156,458       164,615       161,041       185,226       130,028
Property and equipment, net............   129,832       139,888       153,200       147,711       120,393
Total assets...........................   323,992       348,729       392,193       410,059       316,164
Working capital (10)...................    58,949        49,949        29,378        30,011        54,719
Long-term obligations,
  less current portion (10)............    41,302        45,097        35,216        33,012        30,674
Subordinated note
  payable to affiliate.................    22,180        21,989        21,646        21,303        20,961
Stockholders' equity...................   108,323       106,324       118,172       117,573       110,238

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2003          2002          2001          2000          1999
                                         ---------     ---------     ---------     ---------     ---------
                                           (In thousands of dollars, except per square foot data)
OTHER SELECTED DATA:
Sales growth:
  Total store sales (12)...............     (3.5)%        (2.7)%          8.5%(13)     22.6%(14)      9.9%
  Comparable store sales (15)..........     (0.7)%        (0.8)%          0.4%(13)      5.6%(16)      7.7% (17)
                                                                                            (17)
Comparable stores data (15)(18):
  Sales per selling square foot........ $     149     $     148 (19)$     173 (19)$     176     $     168
  Selling square footage...............     4,451         4,654 (19)    3,478 (19)    3,384         2,758

Capital expenditures................... $   4,363     $   8,279     $  18,683     $  29,635     $  16,059
Current ratio..........................     1.48:1        1.35:1       1.16:1        1.15:1        1.43:1

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

(4) The fiscal 2002 charge consists of non-cash asset impairment charges to write down long-lived assets related to certain underperforming stores (see Note 10 to the Consolidated Financial Statements). The fiscal 1999 amount represents a non-recurring charge related to the write- off of an investment in a co-operative buying group.

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

(7) Fiscal 2000 includes $4.1 million pre-tax of non- recurring costs associated with the re-opening of the continuing stores acquired in the Lamonts acquisition.

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

(10) Borrowings under the revolving credit facility previously reported as long-term liabilities, amounting to $50 million, $30 million, $75 million, $80 million, and $50 million for 2003, 2002, 2001, 2000, and 1999 respectively, have been restated to current liabilities in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement."

(11) The significant increase in merchandise inventories in fiscal 2000 as compared to fiscal 1999 relates primarily to additional inventories purchased for stores acquired in connection with the Lamonts acquisition in that year (see Part I, Item 1, "Business - Acquisitions"). The decrease in inventory from fiscal 2000 to fiscal 2001 and from fiscal 2002 to 2003 is primarily due to the reduction of inventory levels to more closely reflect selling trends, and to store closures.

(12) Total store sales include sales from stores closed which are reported net of expenses in discontinued operations.

(13) Represents total sales and comparable store sales growth percentages for fiscal 2001 as compared to the comparable 52 week period in fiscal 2000. Total sales and comparable store sales for the 52 week period in fiscal 2001 increased by 7.1% and decreased by 0.9%, respectively, as compared to the 53 week period in fiscal 2000.

(14) The increase in total store sales in fiscal 2000 is primarily due to the addition of 37 stores in the second half of fiscal 2000, including the 34 stores acquired in the Lamonts acquisition.

(15) Comparable stores are defined as stores which have been open for at least 12 full months and which remain open as of the applicable reporting date.

(16) Represents comparable store sales growth for the first 52 weeks of fiscal 2000 as compared to the same period of fiscal 1999. Comparable store sales for the 53 week period in fiscal 2000 increased by 6.9% as compared to the 52 week period in fiscal 1999.

(17) The comparable store sales increases in fiscal 2000 and 1999 were favorably impacted by the conversion of leased shoe departments to owned departments in 28 department stores effective August 1, 1999.

(18) Includes leased department sales in order to facilitate an understanding of the Company's sales relative to its selling square footage.

(19) The decrease in sales per selling square foot and the increase in selling square footage from 2001 to 2002 is attributable to the inclusion in 2002 comparable stores of the less productive former Lamonts stores.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors that have affected the Company's financial position and its results of operations for the periods presented in the accompanying consolidated financial statements.

Fiscal 2003, 2002, and 2001 results all include 52 weeks.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in Part IV, Item 15 of this Form 10-K/A. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, and the valuation of its long-lived assets and deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from the Company's estimates.

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

The Company records an allowance for estimated sales returns in the period in which the related sale occurs. These estimates are based primarily on historical sales returns. If the historical data used to calculate these estimates does not properly reflect future returns adjustments to the allowance for estimated sales returns may be necessary.

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

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property and equipment, goodwill, leasehold interests and other long-term assets. Long- lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. With respect to store locations, the Company performs an evaluation of whether an impairment charge should be recorded whenever a store experiences unfavorable operating performance. A store's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated remaining lease term to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the estimated fair value of the asset is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience in similar locations, changes in merchandising, promotional or operating strategy that may affect the profitability of a particular location, knowledge of the market area and in some cases, expected sale proceeds or sublease income, and independent appraisals. In addition, the analysis assumes that new store locations typically take three years to achieve their full profit potential. Various uncertainties, including but not limited to changes in consumer preferences, increased competition or a general deterioration in economic conditions could adversely impact the expected cash flows to be generated by an asset or group of assets. In fiscal 2002, the Company recorded asset impairment charges in connection with store closures, and such charges are included in loss on store closures in the accompanying consolidated statements of operations. In addition, asset impairment charges were recorded for certain underperforming store locations which continue to be operated. If actual performance or fair value estimates for other locations are less favorable than management's projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment.

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

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations, expressed as a percent of net sales:

                                                Fiscal Years
                                      -------------------------------
                                        2003       2002       2001
                                      ---------  ---------  ---------
Net sales............................    100.0%    100.0%    100.0%
Net credit revenues..................      0.6        1.2        1.2
Net leased department revenues.......      0.5        0.5        0.6
                                      ---------  ---------  ---------
     Total revenues..................    101.1      101.7      101.8

Costs and expenses:
   Cost of sales.....................     65.9       66.3       66.4
   Selling, general and
     administrative expenses.........     30.9       31.2       31.0
   Depreciation and amortization.....      2.0        2.0        2.0
   Asset impairment charges..........       --        1.4         --
   Store closure costs...............       --         --        0.1
   Receivables sale costs............       --        0.3         --
                                      ---------  ---------  ---------
     Total costs and expenses........     98.8      101.2       99.5
                                      ---------  ---------  ---------
Operating income.....................      2.3        0.5        2.3

Other (income) expense:
   Interest expense..................      2.0        2.3        2.1
   Losses on early extinguishment
     of debt.........................       --        0.5        0.1
   Miscellaneous income..............     (0.3)      (0.3)      (0.2)
                                      ---------  ---------  ---------
                                           1.7        2.5        2.0
                                      ---------  ---------  ---------
Income (loss) before income taxes....      0.6       (2.0)       0.3

Income tax expense (benefit).........      0.2       (1.0)       0.1
                                      ---------  ---------  ---------
Income (loss) from
 continuing operations...............      0.4       (1.0)       0.2

Discontinued operations:
  Income (loss) from operation
   of closed stores..................     (0.1)      (0.3)      (0.3)
  Loss on store closures.............     (0.1)      (0.7)        --
  Income tax benefit.................     (0.1)      (0.3)      (0.1)
                                      ---------  ---------  ---------
Loss on discontinued operations......     (0.1)      (0.7)      (0.2)
                                      ---------  ---------  ---------
Net income (loss)....................      0.3%     (1.7)%       -- %
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

Asset Impairment Charges

No asset impairment charges related to continuing operations were recorded during fiscal 2003. During fiscal 2002, the Company recorded non- cash asset impairment charges of $9.5 million to write down long-lived assets related to certain underperforming stores that the Company continues to operate, primarily former Lamonts locations. These charges consisted of $3.6 million of property and equipment, $5.8 million of leasehold interests and $0.1 million of goodwill. The charges were determined by comparing projected net operating cash flows, including estimated proceeds from the sale of certain assets, to the carrying value of the stores' long-lived assets.

Receivables Sale Costs

In connection with the sale of accounts receivable to Household in fiscal 2002, the Company recorded receivable sale transaction costs of $2.0 million including consulting, legal, and other fees, and the net non- cash write-off of the remaining accounts of GCRC. These charges are partially offset by a $0.3 million retained interest only strip that was amortized over the estimated life of the underlying assets sold (estimated to be approximately five months). The interest only strip represents the portion of the initial program fees to be paid that is considered a residual interest in the assets sold.

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

Fiscal 2002 Compared to Fiscal 2001

Net Sales

Net sales from continuing operations decreased by approximately $13.0 million, or 1.9%, to $665.9 million in fiscal 2002 as compared to $678.9 million in fiscal 2001. The fiscal 2002 sales decrease is primarily attributable to the closure of six stores in fiscal 2001 and to a continued downturn in the general economic environment in many of the Company's market areas resulting in lower consumer spending. Results of operations of the fiscal 2001 store closures are included in continuing operations in the accompanying statement of operations. Sales related to those stores were $7.6 million in fiscal 2001. Comparable store sales for fiscal 2002, which includes sales for stores open for the full period in both years, decreased by 0.8% as compared to the same 52-week period of the prior year.

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

Although the credit facility expires in February 2007 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement." Accordingly, the accompanying balance sheets have been restated and borrowings under the revolving credit facility previously reported as long-term liabilities, amounting to $50 million and $30 million at January 31, 2004, and February 1, 2003 respectively, have been reclassified to current liabilities.

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

The Original GE facility contained restrictive financial and operating covenants, including the requirement to maintain a minimum twelve- month trailing EBITDA and a minimum accounts payable to inventory ratio. In addition, the Original GE facility also did not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which resulted in the maturity of that note automatically being extended to August 20, 2006. As of January 31, 2004, management believes the Company was in compliance with all restrictive financial covenants applicable to the Original GE facility.

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

Nevertheless, the Company has been able to purchase an adequate level of merchandise to support its operations to date. Upon the completion of the receivables sale to Household, the Company's largest factor significantly increased its unsecured credit line and substantially all of the Company's major unfactored suppliers increased their credit lines to historical levels. As a result of continued improvements in the Company's operations and liquidity position, including the March 1, 2004 renegotiation of the GE facility, all of the letters of credit issued for the benefit of certain key factors have been allowed to expire and credit lines continue to increase with all of the Company's key factors and many of the Company's unfactored suppliers.

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

Contractual Obligations:

                                                           Payments due by period (1)
                                                                  (In thousands)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2004       2005       2006       2007       2008       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Long-term debt (2)................... $  14,149  $   4,565  $     907  $     958  $     984  $  15,822
Capitalized lease obligations........     2,572      2,205      1,466        947        476      2,680
Subordinated note
  payable to affiliate (3)...........        --         --                22,180                    --
Non-cancelable operating leases......    23,766     22,556     21,729     18,600     16,679     73,640
Purchase Obligations (4).............       786        716        439        183        141        472
                                       ---------  ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations... $  41,273  $  30,042  $  24,541  $  42,868  $  18,280  $  92,614
                                       =========  =========  =========  =========  =========  =========

                                                  Amount of commitment expiration by period
                                                                (In thousands)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2004       2005       2006       2007       2008       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Senior revolving credit facility (5). $  51,009  $      --  $          $          $      --  $      --
Standby letters of credit............     8,430         --         --         --         --         --
Documentary letters of credit........     1,946         --         --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                      $  61,385  $      --  $      --  $      --  $      --  $      --
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

(5) Represents outstanding borrowings under the Company's senior revolving credit facility as of January 31, 2004. Such amounts are not expected to be required to be repaid until February 28, 2007, the end of the commitment period for the facility.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, eliminates the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30. Any such gain or loss that would not have met the APBO No. 30 criteria is retroactively reclassified and reported as a component of income before extraordinary item. The Company has determined that its previously-recognized loss from the early extinguishment of debt that occurred in fiscal 2001 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously- reported loss from the early extinguishment of debt has been retroactively reclassified and is now reported as a component of income before income taxes. The Company has also determined that the fiscal 2002 loss from the early extinguishment of debt does not meet the APBO No. 30 criteria for extraordinary item classification, and accordingly such 2002 loss is reported as a component of income before income taxes.

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

                                                               2003
                                              ----------------------------------------------
Quarter Ended                                   May 3      August 2   November 1  January 31
--------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations........ $  137,915  $  149,757  $  145,288  $  227,615
Gross profit................................     46,575      53,455      50,916      74,259
Income (loss) from continuing
  operations................................     (3,563)        334      (2,590)      8,571
Discontinued operations, net of tax.........       (424)       (309)        (22)       (127)
Net income (loss)...........................     (3,987)         25      (2,612)      8,444

Net income (loss) per common share
Basic
Income (loss) from continuing
  operations................................ $    (0.28) $    (0.03) $    (0.20) $     0.67
Discontinued operations..................... $    (0.03) $     0.03  $           $    (0.01)
Net income (loss) per common share.......... $    (0.31) $           $    (0.20) $     0.66

Diluted
Income (loss) from continuing
  operations................................ $    (0.28) $    (0.03) $    (0.20) $     0.66
Discontinued operations..................... $    (0.03) $     0.03  $           $    (0.01)
Net income (loss) per common share.......... $    (0.31) $           $    (0.20) $     0.65

Weighted-average
  number of common
  shares outstanding:
    Basic...................................     12,801      12,818      12,844      12,857
    Diluted.................................     12,801      12,818      12,844      13,102

                                                               2002
                                              ----------------------------------------------
Quarter Ended                                   May 4      August 3   November 2  February 1
--------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations........ $  143,737  $  149,382  $  148,284  $  224,513
Gross profit................................     48,909      52,240      51,543      71,800
Loss from continuing operations (1).........     (2,010)     (2,009)     (2,209)     (1,291)
Discontinued operations, net of tax (2).....       (662)       (121)       (394)     (3,277)
Net loss....................................     (2,672)     (2,130)     (2,603)     (4,568)

Net income (loss) per common share
Basic and diluted
Loss from continuing operations............. $    (0.16) $    (0.16) $    (0.17) $    (0.10)
Discontinued operations..................... $    (0.05) $    (0.01) $    (0.03) $    (0.26)
Net loss per common share................... $    (0.21) $    (0.17) $    (0.20) $    (0.36)

Weighted-average
  number of common
  shares outstanding:
    Basic and diluted.......................     12,726      12,737      12,754      12,771

(1) Net loss before income taxes in the period ended February 1, 2003 includes pre-tax charges of $9.5 million non- cash charges related to impairment of long-lived assets in certain of the Company's underperforming locations, $1.7 million of charges related to the sale of receivables, and $3.7 million of charges related to the early extinguishment of accounts receivable securitization debt.

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

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as of January 31, 2004. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

Subsequent to the issuance of our consolidated financial statements for the year ended January 31, 2004, the Company's management determined that borrowings under its revolving credit facility should have been classified as short-term on the consolidated balance sheets. As a result, the accompanying consolidated balance sheets as of January 31, 2004 and February 1, 2003 have been restated and related disclosures have been added in Note 6 to the Consolidated Financial Statements, Item 6 "Selected Balance Sheet Data", and Item 7 "Managements Discussion and Analysis of Financial Condition and Results of Operations" under the sub-heading "Liquidity and Capital Resources, Sources of Liquidity, Senior Secured Credit Facility." The Company will perform a thorough review of all new loan agreements to specifically identify proper classification of debt.

During the fiscal 2002 financial reporting process, management, in consultation with the Company's independent registered public accounting firm, identified a deficiency in the Company's financial reporting systems and procedures relating to the reconciliation of the accounts payable subsidiary ledgers to the general ledger. This deficiency constituted a "Reportable Condition" under standards established by the American Institute of Certified Public Accountants. Management has completed, with the assistance of outside consultants, the design, development and implementation of processes and controls to address this deficiency, the completion of which extended into fiscal 2003. The final resolution of this matter did not have a significant effect on the Company's financial position or its results of operations.

The evaluation referred to above did not identify any other significant change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidated balance sheets (restated) - As of January 31, 2004 and February 1, 2003,

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

Report of Registered Public Accounting Firm

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

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.7	Ground Lease dated August 17, 1989 by and between Gottschalks Inc. and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.8	Lease Supplement dated as of August 17, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.9	Agreement of Limited Partnership dated March 16, 1990, by and between River Park Properties I and Gottschalks Inc. relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 1-09100)
10.10	Lease Agreement dated as of March 16, 1990 by and between Gottschalks Inc. and River Park Properties I relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.11	Form of Severance Agreement dated March 31, 1995 by and between Gottschalks Inc. and the following senior executives of the Company: Joseph W. Levy, Gary L. Gladding and Michael J. Schmidt(*)	Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 1-09100)
10.12	1994 Key Employee Incentive Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-54789)
10.13	1994 Director Nonqualified Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-54783)
10.14	Agreement of Sale dated June 27, 1995, by and between Gottschalks Inc. and Jack Baskin relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.15	Lease and Agreement dated June 27, 1995, by and between Jack Baskin and Gottschalks Inc. relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.16	Promissory Notes and Security Agreements dated October 4, 1995 and October 10, 1995 by and between Gottschalks Inc. and Midland Commercial Funding	Quarterly Report on Form 10-Q for the quarter ended October 28, 1995 (File No. 1-09100)
10.17	Promissory Note and Security Agreement dated October 2, 1996, by and between Gottschalks Inc. and Heller Financial, Inc. (**)	Quarterly Report on Form 10-Q for the year ended November 2, 1996 (File No. 1-09100)
10.18	Gottschalks Inc. 1998 Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-61471)
10.19	Gottschalks Inc. 1998 Employee Stock Purchase Plan(*)	Registration Statement on Form S-8 (File #33-61473)
10.20	Asset Purchase Agreement dated as of July 21, 1998 among Gottschalks Inc., The Harris Company and El Corte Ingles, S. A. together with all Exhibits thereto	Current Report on Form 8-K dated July 21, 1998 (File No. 1- 09100)
10.21	Non-Negotiable, Extendable, Subordinated Note due August 20, 2003 issued to The Harris Company	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.22	Registration Rights Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.23	Tradename License Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.24	Stockholders' Agreement among El Corte Ingles, S. A., Gottschalks Inc., Joseph Levy and Bret Levy dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.25	Standstill Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.26	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: East Hills Mall, Bakersfield, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.27	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Moreno Valley Mall at Towngate, Moreno Valley, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.28	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Antelope Valley Mall at Palmdale, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.29	Form of Severance Agreement dated January 21, 1999 by and between Gottschalks Inc. and Michael S. Geele (*)	Annual Report on Form 10-K for the year ended January 30,1999 (File No. 1-09100)
10.30	Receivables Purchase Agreement dated March 1, 1999 by and between Gottschalks Credit Receivables Corporation and Gottschalks Inc.	Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-09100)
10.31	Pooling and Servicing Agreement dated as of March 1, 1999 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company	Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-09100)
10.32	Series 1999-1 Supplement to Pooling and Servicing Agreement dated March 1, 1999 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company	Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 1-09100)
10.33	Employment Agreement dated June 25, 1999 by and between Gottschalks Inc. and James R. Famalette(*).	Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 1-09100)
10.34	Asset Purchase Agreement dated April 24, 2000 by and between Gottschalks Inc. and Lamonts Apparel, Inc.	Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 1-09100)
10.35	Amendment No. 1 to the Asset Purchase Agreement dated May 16, 2000 by and between Gottschalks Inc. and Lamonts Apparel, Inc.	Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (File No. 1-09100)
10.36	Promissory Note dated July 24, 2000 by and between Gottschalks Inc. and Heller Financial Leasing, Inc. (**)	Quarterly Report on Form 10-Q for the Quarter ended July 29, 2000 (File No. 1-09100)
10.37	Series 2000-1 Supplement to the Pooling and Servicing Agreement dated as of November 16, 2000 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Bankers Trust Company	Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100)
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
23. 31.1 31.2 32.1

Independent Auditors' Consent

Section 302 Certification of President and Chief Executive Officer      PDF

Section 302 Certification of Chief Administrative and Financial Officer      PDF

Certification of President and Chief Executive Officer and Chief Administrative Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002. (3)     PDF

Filed electronically herewith Furnished concurrently herewith Furnished concurrently herewith Furnished concurrently herewith

(*) Management contract, compensatory plan or arrangement.

(**) These loans were retired with proceeds from a mortgage loan completed on March 22, 2002 (See Exhibit 10.46)

__________________

(b) Reports on Form 8-K -- The Company did not file any Report on Form 8-K during the fourth quarter of fiscal 2003.

(c) Exhibits -- The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedule--The response to this portion of Item 15 is submitted as a separate section of this report.

ANNUAL REPORT ON FORM 10-K/A

ITEM 8, 15(a)(1) and (2), (c) and (d)

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED JANUARY 31, 2004

GOTTSCHALKS INC. AND SUBSIDIARY

FRESNO, CALIFORNIA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gottschalks, Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks, Inc. and Subsidiary (the "Company") as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 6 to the consolidated financial statements, the accompanying January 31, 2004 and February 1, 2003 consolidated balance sheets have been restated.

/s/ Deloitte & Touche LLP

Fresno, California
April 20, 2004
(September 10, 2004, as to the second paragraph of Note 6)

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                        January 31,  February 1,
                                                           2004         2003
                                                        -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash................................................ $     5,172  $     6,215
  Receivables - net...................................       9,145       10,641
  Merchandise inventories.............................     156,458      164,615
  Other...............................................      10,849       12,614
                                                        -----------  -----------
    Total current assets..............................     181,624      194,085

PROPERTY AND EQUIPMENT - net..........................     129,832      139,888

OTHER ASSETS:
  Goodwill - net......................................       7,501        7,501
  Other intangibles - net.............................         854          658
  Other...............................................       4,180        6,597
                                                        -----------  -----------
                                                            12,535       14,756
                                                        -----------  -----------
                                                       $   323,991  $   348,729
                                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses......... $    67,373  $    79,973
  Revolving line of credit (as restated, see Note 6)..      51,009       58,845
  Current portion of long-term debt...................       1,789        1,719
  Current portion of capitalized lease obligations....       1,936        2,970
  Deferred income taxes...............................         569          337
                                                        -----------  -----------
    Total current liabilities.........................     122,676      143,844

LONG-TERM OBLIGATIONS, less current portion
  (as restated, see Note 6)...........................      41,302       45,097

OTHER LIABILITIES.....................................      16,874       18,917

DEFERRED INCOME TAXES.................................      12,637       12,558

SUBORDINATED NOTE PAYABLE TO AFFILIATE - net..........      22,180       21,989

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

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                          2003        2002        2001
                                                       ----------  ----------  ----------
Net sales............................................ $  660,574  $  665,916  $  678,866
Net credit revenues..................................      3,729       8,225       8,420
Net leased department revenues.......................      3,525       3,557       3,965
                                                       ----------  ----------  ----------
    Total revenues...................................    667,828     677,698     691,251
                                                       ----------  ----------  ----------
Costs and expenses:
  Cost of sales......................................    435,370     441,426     450,723
  Selling, general and
    administrative expenses..........................    203,966     207,885     210,658
  Depreciation and amortization......................     13,177      13,374      13,256
  Asset impairment charges...........................         --       9,502          --
  Store closure costs................................         --          --         729
  Receivables sale costs.............................         --       1,749          --
                                                       ----------  ----------  ----------
     Total costs and expenses........................    652,513     673,936     675,366
                                                       ----------  ----------  ----------
Operating income ....................................     15,315       3,762      15,885
                                                       ----------  ----------  ----------
Other (income) expense:
  Interest expense...................................     13,296      15,883      14,364
  Losses on early extinguishment of debt.............         --       3,695         696
  Miscellaneous income...............................     (2,262)     (1,802)     (1,587)
                                                       ----------  ----------  ----------
                                                          11,034      17,776      13,473
                                                       ----------  ----------  ----------
Income (loss) from continuing operations
  before income tax (benefit)........................      4,281     (14,014)      2,412

Income tax expense (benefit).........................      1,529      (6,495)        851
                                                       ----------  ----------  ----------

Income (loss) from continuing operations.............      2,752      (7,519)      1,561

Discontinued operations:
  Loss from operations of closed stores..............       (547)     (1,948)     (1,721)
  Loss on store closures.............................       (789)     (4,801)         --
  Income tax benefit.................................       (454)     (2,295)       (585)
                                                       ----------  ----------  ----------
  Loss on discontinued operations....................       (882)     (4,454)     (1,136)
                                                       ----------  ----------  ----------
  Net income (loss).................................. $    1,870  $  (11,973) $      425
                                                       ==========  ==========  ==========

Net income (loss) per common share:
Basic
  Income (loss) from continuing operations........... $     0.22  $    (0.59) $     0.12
  Loss on discontinued operations ................... $    (0.07) $    (0.35) $    (0.09)
  Net income (loss) per common share................. $     0.15  $    (0.94) $     0.03
Diluted
  Income (loss) from continuing operations........... $     0.21  $    (0.59) $     0.12
  Loss on discontinued operations ................... $    (0.07) $    (0.35) $    (0.09)
  Net income (loss) per common share................. $     0.14  $    (0.94) $     0.03
Weighted average number of common shares outstanding
  Basic..............................................     12,830      12,747      12,681
  Diluted............................................     12,919      12,747      12,691

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                          Common Stock   Additional
                                    -------------------   Paid-in    Retained
                                      Shares     Amount   Capital    Earnings    Total
                                    -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 3, 2001.......... 12,656,769  $  127  $   71,015  $  46,431  $117,573
  Net income.......................         --      --          --        425       425
  Shares issued under
   stock purchase plan.............     69,595      --         174         --       174
                                    -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 2, 2002.......... 12,726,364     127      71,189     46,856   118,172
  Net loss.........................                                   (11,973)  (11,973)
  Shares issued under
   stock purchase plan.............     75,305       1         124                  125
                                    -----------  ------  ----------  ---------  --------
BALANCE, FEBRUARY 1, 2003.......... 12,801,669     128      71,313     34,883   106,324
  Net income.......................                                     1,870     1,870
  Issuance of common stock
   pursuant to nonqualified
   stock purchase plan.............      9,000                  27                   27
  Shares issued under
   stock purchase plan.............     68,133       1         100                  101
                                    -----------  ------  ----------  ---------  --------
BALANCE, JANUARY 31, 2004.......... 12,878,802  $  129  $   71,440  $  36,753  $108,322
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

(In thousands, except per share data)                  2003       2002       2001
--------------------------------------------------   --------   --------   --------
Net income (loss) as reported..................... $   1,870  $ (11,973) $     425
Deduct: Total stock-based compensation
  expense determined under fair value based method
  for all awards, net of related tax effects......       (99)      (347)      (527)
                                                     --------   --------   --------
Pro forma net income (loss)....................... $   1,771  $ (12,320) $    (102)
                                                     ========   ========   ========

Earnings (loss) per share:
  As reported:
   Basic.......................................... $    0.15  $   (0.94) $    0.03
   Diluted........................................ $    0.14  $   (0.94) $    0.03

  Pro-forma:
   Basic.......................................... $    0.14  $   (0.97) $   (0.01)
   Diluted........................................ $    0.14  $   (0.97) $   (0.01)

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

Recently Issued Accounting Standards - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective the beginning of fiscal 2003 and its adoption did not have a significant effect on the Company's financial position or its results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, eliminates the prior requirement that all gains and losses from the early extinguishment of debt were to be classified as an extraordinary item. Upon adoption of SFAS No. 145, gains and losses from the early extinguishment of debt are now classified as an extraordinary item only if they meet the "unusual and infrequent" criteria contained in Accounting Principles Board Opinion ("APBO") No. 30. In addition, upon adoption of SFAS No. 145, all gains and losses from the early extinguishment of debt that had previously been classified as an extraordinary item are to be reassessed to determine if they would have met the "unusual and infrequent" criteria of APBO No. 30. Any such gain or loss that would not have met the APBO No. 30 criteria is retroactively reclassified and reported as a component of income before extraordinary item. The Company has determined that its previously-recognized loss from the early extinguishment of debt that occurred in fiscal 2001 would not have met the APBO No. 30 criteria for classification as an extraordinary item, and accordingly such previously- reported loss from the early extinguishment of debt has been retroactively reclassified and is now reported as a component of income before income taxes. The Company has also determined that the fiscal 2002 loss from the early extinguishment of debt does not meet the APBO No. 30 criteria for extraordinary item classification, and accordingly such 2002 loss is reported as a component of income before income taxes.

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

The following table shows the pro-forma effect for 2001 of no longer amortizing goodwill:

(In thousands, except per share data)                  2003       2002       2001
--------------------------------------------------   --------   --------   --------
Net income (loss):
   Net income (loss) as reported.................. $   1,870  $ (11,973) $     425
   Goodwill amortization, net of related
    income tax benefit............................        --         --        350
                                                     --------   --------   --------
Adjusted net income (loss)........................ $   1,870  $ (11,973) $     775
                                                     ========   ========   ========

Net income (loss) per share (diluted):
   Net income (loss) as reported.................. $    0.14  $   (0.94) $    0.03
   Goodwill amortization, net of related
    income tax benefit............................        --         --       0.03
                                                     --------   --------   --------
Adjusted net income (loss)........................ $    0.14  $   (0.94) $    0.06
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

Although the credit facility expires in February 2007 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement." Accordingly, the accompanying balance sheets have been restated and borrowings under the revolving credit facility previously reported as long-term liabilities, amounting to $50 million and $30 million at January 31, 2004, and February 1, 2003 respectively, have been reclassified to current liabilities.

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

The Original GE facility contained restrictive financial and operating covenants, including the requirement to maintain a minimum twelve- month trailing EBITDA and a minimum accounts payable to inventory ratio. In addition, the Original GE facility also did not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, which resulted in the maturity of that note automatically being extended to August 20, 2006. As of January 31, 2004, management believes the Company was in compliance with all restrictive financial covenants applicable to the Original GE facility.

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

Long-Term Obligations

Long-term obligations consist of the following:

                                              January 31, February 1,
(In thousands)                                   2004        2003
--------------------------------------------  ----------  ----------
9.39% mortgage loans payable, due 2010...... $   17,513  $   17,926
12.0% note payable, due 2005................     13,240      14,200
Capital lease obligations...................      7,643      10,613
Variable rate note payable, due 2005........      3,700       3,700
Other mortgage loans and notes payable......      2,931       3,347
                                              ----------  ----------
                                             $   45,027  $   49,786
  Less current portion......................      3,725       4,689
                                              ----------  ----------
                                             $   41,302  $   45,097
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

7. SUBORDINATED NOTE PAYABLE TO AFFILIATE

The Company issued a Subordinated Note to Harris in the principal amount of $22,180,000 on August 20, 1998 as partial consideration for the Harris acquisition. (See Note 15.) The Subordinated Note, discounted to an effective interest rate of 10% at issuance, bears interest at a fixed rate of 8%, which is payable semi-annually. The principal portion of the Subordinated Note was originally due and payable on August 20, 2003, unless such payment would result in a default on any of the Company's other credit facilities, in which case its maturity would automatically be extended by three years to August 2006. Because the Original GE facility did not permit the repayment of the Subordinated Note on its scheduled maturity date of August 20, 2003, its maturity date was extended to August 20, 2006. Subsequent to fiscal year ended January 31, 2004, in connection with the GE facility the Subordinated Note was further extended to a maturity date of May 30, 2007. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company. The discount on the Subordinated Note was amortized as additional interest expense over the original term of the note and became fully amortized at August 20, 2003. The unamortized discount totaled $191,000 as of February 1, 2003. Interest paid to Harris totaled $2,117,000 in 2003, 2002 and 2001.

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

Future minimum lease payments as of January 31, 2004, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

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
                                              ==========  ==========  ==========

One of the Company's lease agreements contains a restrictive financial covenant pertaining to the debt to tangible net worth ratio with which management believes the Company was in compliance at January 31, 2004.

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

(In thousands)                                               2003        2002        2001
--------------------------------------------------------  ----------  ----------  ----------
Net sales from closed stores............................ $    6,973  $   25,512  $   31,836
Net lease department revenues...........................         --          --         128
                                                          ----------  ----------  ----------
  Total Revenues........................................      6,973      25,512      31,964

Cost of sales...........................................      4,437      15,669      19,558
Selling, general and administrative expenses............      3,013      10,906      13,260
Depreciation and amortization...........................         70         885         867
                                                          ----------  ----------  ----------
  Total costs and expenses..............................      7,520      27,460      33,685
                                                          ----------  ----------  ----------

Loss from operations of closed stores................... $     (547) $   (1,948) $   (1,721)
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
                                =========  ===========  =========  ===========

Income tax expense (benefit) varies from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:

                                                       2003       2002       2001
--------------------------------------------------   --------   --------   --------
Statutory rate....................................      35.0%    (35.0)%     35.0%
State income taxes, net of
 federal income tax benefit.......................       8.0       (0.9)       5.5
General business credits..........................      (6.7)      (1.3)     (15.2)
Amortization of goodwill..........................                             5.8
Tax refund claims.................................                 (4.0)
Other items, net..................................      (0.6)      (5.1)       4.2
                                                     --------   --------   --------
Effective rate....................................      35.7%    (46.3)%     35.3%
                                                     ========   ========   ========

Realization of the total deferred tax assets of $15,166,000 is dependent upon generating sufficient taxable income in future periods ..

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

12. EARNINGS PER SHARE

Net earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

(Shares in thousands)                                  2003       2002       2001
--------------------------------------------------   --------   --------   --------
Weighted average number of
  shares - basic..................................    12,830     12,747     12,681
Effect of assumed option exercises................        89                    10
                                                     --------   --------   --------
Weighted average number of
  shares - diluted................................    12,919     12,747     12,691
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

Dated: September 10, 2004

GOTTSCHALKS, Inc.
By:	/s/ James R. Famalette

James R. Famalette
President and Chief Executive Officer

By: /s/ J. Gregory Ambro

J. Gregory Ambro
Chief Administrative & Financial Officer