Form 10-Q/A
period 2004-05-01
GOTTSCHALKS INC
filed 2004-09-10
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 is being filed for the sole purpose of correcting the balance sheet classification of the Company's revolving line of credit pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement." The Company has restated borrowings under its revolving credit agreement previously reported as long-term liabilities to current liabilities as of May 1, 2004, January 31, 2004, and May 3, 2003 and corrected related disclosures accordingly in Note 6 to the Condensed Financial Statements, Item 2 "Managements Discussion and Analysis of Financial Condition and Results of Operations" under the sub-heading "Liquidity and Capital Resources, Sources of Liquidity, Senior Secured Credit Facility," and Item 4 "Controls and Procedures." All other information in the original filing remains unchanged and has not been updated.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                           May 1,    January 31,    May 3,
                                                           2004         2004         2003
                                                        -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash................................................ $     5,893  $     5,172  $     9,911
  Receivables, net....................................       4,419        9,145        5,008
  Merchandise inventories.............................     184,959      156,458      187,773
  Other...............................................      11,270       10,849       14,461
                                                        -----------  -----------  -----------
          Total current assets........................     206,541      181,624      217,153

PROPERTY AND EQUIPMENT - NET..........................     127,853      129,832      137,534
GOODWILL - NET........................................       7,501        7,501        7,501
OTHER INTANGIBLES - NET...............................         842          854          667
OTHER LONG-TERM ASSETS................................       5,865        4,180        6,037
                                                        -----------  -----------  -----------
                                                       $   348,602  $   323,991  $   368,892
                                                        ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities......................... $    83,518  $    67,942  $    82,573
  Revolving line of credit (as restated, see Note 6)..      76,880       51,009       82,638
  Current portion of long-term obligations............       2,590        3,725        4,669
                                                        -----------  -----------  -----------
      Total current liabilities.......................     162,988      122,676      169,880

LONG-TERM OBLIGATIONS (less current portion)
  (as restated, see Note 6):
  Notes and mortgage loans payable....................      23,005       35,596       36,977
  Capitalized lease obligations.......................       5,288        5,706        6,952
                                                        -----------  -----------  -----------
                                                            28,293       41,302       43,929

DEFERRED INCOME TAXES AND OTHER LIABILITIES...........      28,908       29,511       30,672

SUBORDINATED NOTE PAYABLE TO AFFILIATE................      22,180       22,180       22,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY..................................     106,233      108,322      102,337
                                                        -----------  -----------  -----------
                                                       $   348,602  $   323,991  $   368,892
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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 1, 2004 are not necessarily indicative of the results that may be expected for fiscal 2004 due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2004 as amended in the Company's Annual Report on Form 10-K/A for the year ended January 31, 2004 (as amended, the "2003 Annual Report on Form 10-K/A"). The condensed balance sheet at January 31, 2004 has been derived from the audited financial statements as of that date.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. STOCK-BASED COMPENSATION

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

3. NET CREDIT REVENUES

Net Credit Revenues

Net credit revenues associated with the Company's proprietary credit cards consist of the following:

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

Although the credit facility expires in February 2007 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement." Accordingly, the accompanying balance sheets have been restated and borrowings under the revolving credit facility previously reported as long-term liabilities, amounting to $50 million at May 1, 2004 and January 31, 2004, and $60 million at May 3, 2003, have been reclassified to current liabilities.

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

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                              May 1,       January 31,      May 3,
(In thousands)                                 2004            2004          2003
---------------------------------------    ------------    ------------  ------------
9.39% mortgage loans payable, due 2010.   $     17,403    $     17,513  $     17,819
12.0% note payable, due 2005...........                         13,240        13,960
Capital lease obligations..............          6,952           7,643         9,885
Variable rate note payable, due 2005...          3,700           3,700         3,700
Other mortgage loans and notes payable.          2,828           2,931         3,234
                                           ------------    ------------  ------------
                                                30,883          45,027        48,598
Less current portion...................          2,590           3,725         4,669
                                           ------------    ------------  ------------
                                          $     28,293    $     41,302  $     43,929
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

Critical Accounting Policies

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. Some of these significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, the adequacy of its store closure reserves, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2003 Annual Report on Form 10-K/A.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                            Thirteen Weeks Ended
                                                         --------------------------
                                                            May 1,        May 3,
                                                             2004          2003
                                                         ------------  ------------
Net sales..............................................        100.0%       100.0%
Net credit revenues....................................          0.6           1.1
Net leased department revenues.........................          0.5           0.5
                                                         ------------  ------------
     Total revenues....................................        101.1         101.6

Costs and expenses:
  Cost of sales........................................         65.6          66.2
  Selling, general and administrative expenses.........         34.1          34.9
  Depreciation and amortization........................          2.1           2.4
                                                         ------------  ------------
     Total costs and expenses..........................        101.8         103.5
                                                         ------------  ------------
Operating loss.........................................         (0.7)         (1.9)

Other (income) expense:
  Interest expense.....................................          2.0           2.5
  Miscellaneous income.................................         (0.3)         (0.3)
                                                         ------------  ------------
                                                                 1.7           2.2
                                                         ------------  ------------

Loss before income taxes...............................         (2.4)         (4.1)

Income tax benefit.....................................         (0.9)         (1.5)
                                                         ------------  ------------
Loss from continuing operations........................         (1.5)         (2.6)
                                                         ------------  ------------
Discontinued operations:
  Loss from operations of closed stores................           --          (0.4)
  Loss on store closures...............................           --          (0.1)
  Income tax benefit...................................           --          (0.2)
                                                         ------------  ------------
  Loss on discontinued operations......................           --          (0.3)
                                                         ------------  ------------
     Net loss..........................................         (1.5)%        (2.9)%
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

Net Credit Revenues

As described more fully in Note 3 to the accompanying financial statements and in the Company's Annual Report on Form 10-K/A, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold its private label credit card accounts and accounts receivable to Household. In connection with the sale the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed their servicing on May 14, 2003, as planned. Household compensated the Company for providing the services during the interim servicing period. The CCA provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues.

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

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non- operating income and expense amounts, was $0.5 million in the first quarter of fiscal 2004 and $0.4 million in the first quarter of fiscal 2003.

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

Although the credit facility expires in February 2007 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement." Accordingly, the accompanying balance sheets have been restated and borrowings under the revolving credit facility previously reported as long-term liabilities, amounting to $50 million at May 1, 2004 and January 31, 2004, and $60 million at May 3, 2003, have been reclassified to current liabilities.

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

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q/A are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance, unemployment insurance, and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit; the Company's dependence on its key personnel; and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Item I. "Business" in the Company's 2003 Annual Report on Form 10-K/A and other reports filed by the Company with the Securities and Exchange Commission. THE COMPANY DOES NOT PRESENTLY INTEND TO UPDATE THESE STATEMENTS AND UNDERTAKES NO DUTY TO ANY PERSON TO EFFECT ANY SUCH UPDATE UNDER ANY CIRCUMSTANCES.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2003 Annual Report on Form 10-K/A, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit and on certain of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as of May 1, 2004. Based on their evaluation, except as noted below, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

Subsequent to the issuance of our condensed financial statements for the quarter ended May 1, 2004, the Company's management determined that borrowings under its revolving credit facility should have been classified as short-term on the consolidated balance sheets. As a result, the accompanying condensed balance sheets as of May 1, 2004, January 31, 2004, and May 3, 2003 have been restated and related disclosures have been added in Note 6 to the Condensed Financial Statements, and Item 2 "Managements Discussion and Analysis of Financial Condition and Results of Operations" under the sub-heading "Liquidity and Capital Resources, Sources of Liquidity, Senior Secured Credit Facility." The Company will perform a thorough review of all new loan agreements to specifically identify proper classification of debt.

The evaluation referred to above did not identify any other significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's senior revolving credit agreement with GE Capital prohibits the Company from paying dividends without prior written consent from the lenders.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3)
31.2	Section 302 Certification of Chief Administrative Officer. (3)
32.1	Certification of President and Chief Executive Officer and Chief Administrative Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (3)

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

-	Current Report on Form 8-K dated March 22, 2004 describing the issuance of a press release announcing the Company's appointment of Dale Achabal to its Board of Directors.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3)
31.2	Section 302 Certification of Chief Administrative Officer. (3)
32.1	Certification of President and Chief Executive Officer and Chief Administrative Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (3)

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

Gottschalks Inc.
(Registrant)
September 10, 2004	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
September 10, 2004	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)