Form 10-Q
period 2004-07-31
GOTTSCHALKS INC
filed 2004-09-10
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

      The number of shares of the Registrant's common stock outstanding as of August 31, 2004 was 12,913,726.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                          July 31,   January 31,    August 2,
                                                            2004         2004         2003
                                                        -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash................................................ $     5,473  $     5,172  $     5,982
  Receivables, net....................................       4,062        9,145        5,806
  Merchandise inventories.............................     168,269      156,458      178,092
  Other...............................................       9,614       10,849       13,242
                                                        -----------  -----------  -----------
          Total current assets........................     187,418      181,624      203,122

PROPERTY AND EQUIPMENT - NET..........................     127,447      129,832      134,531
GOODWILL - NET........................................       7,501        7,501        7,501
OTHER INTANGIBLES - NET...............................         829          854          677
OTHER LONG-TERM ASSETS................................       5,579        4,180        5,511
                                                        -----------  -----------  -----------
                                                       $   328,774  $   323,991  $   351,342
                                                        ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities......................... $    69,106  $    67,942  $    72,812
  Revolving line of credit (as restated, see Note 6)..      72,259       51,009       76,439
  Current portion of long-term obligations............       6,302        3,725        4,340
                                                        -----------  -----------  -----------
      Total current liabilities.......................     147,667      122,676      153,591

LONG-TERM OBLIGATIONS (less current portion)
  (as restated, see Note 6)
  Notes and mortgage loans payable....................      19,019       35,596       36,527
  Capitalized lease obligations.......................       4,844        5,706        6,541
                                                        -----------  -----------  -----------
                                                            23,863       41,302       43,068

DEFERRED INCOME TAXES AND OTHER LIABILITIES...........      28,385       29,511       30,105

SUBORDINATED NOTE PAYABLE TO AFFILIATE................      22,180       22,180       22,160

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY..................................     106,679      108,322      102,418
                                                        -----------  -----------  -----------
                                                       $   328,774  $   323,991  $   351,342
                                                        ===========  ===========  ===========

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                          Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                         ----------------------  ----------------------
                                                           July 31,    August 2,   July 31,    August 2,
                                                            2004        2003        2004        2003
                                                         ----------  ----------  ----------  ----------
Net sales.............................................. $  147,776  $  149,757  $  292,309  $  287,672
Net credit revenues....................................        753         588       1,592       2,063
Net leased department revenues.........................        727         727       1,479       1,481
                                                         ----------  ----------  ----------  ----------
     Total revenues....................................    149,256     151,072     295,380     291,216

Costs and expenses:
  Cost of sales........................................     95,484      96,302     190,303     187,642
  Selling, general and administrative expenses.........     48,535      48,248      97,776      96,378
  Depreciation and amortization........................      2,957       3,318       6,035       6,657
                                                         ----------  ----------  ----------  ----------
     Total costs and expenses..........................    146,976     147,868     294,114     290,677
                                                         ----------  ----------  ----------  ----------
Operating income.......................................      2,280       3,204       1,266         539

Other (income) expense:
  Interest expense.....................................      2,170       3,381       5,044       6,782
  Miscellaneous income.................................       (465)       (683)       (927)     (1,114)
                                                         ----------  ----------  ----------  ----------
                                                             1,705       2,698       4,117       5,668
                                                         ----------  ----------  ----------  ----------
Income (loss) before income taxes......................        575         506      (2,851)     (5,129)

Income tax expense (benefit)...........................        225         174      (1,112)     (1,899)
                                                         ----------  ----------  ----------  ----------
Income (loss) from continuing operations...............        350         332      (1,739)     (3,230)

Discontinued operations:
  Loss from operations of closed stores................         --        (162)         --        (659)
  Loss on store closures...............................         --        (304)        (31)       (450)
  Income tax benefit...................................         --        (159)        (11)       (378)
                                                         ----------  ----------  ----------  ----------
  Loss on discontinued operations......................         --        (307)        (20)       (731)
                                                         ----------  ----------  ----------  ----------
     Net income (loss)................................. $      350  $       25  $   (1,759) $   (3,961)
                                                         ==========  ==========  ==========  ==========

Net income (loss) per common share - basic and diluted
  Income (loss) from continuing operations............. $     0.03  $     0.03  $    (0.14) $    (0.25)
  Loss from discontinued operations.................... $       --  $    (0.03) $       --  $    (0.06)
  Net income (loss) per common share................... $     0.03  $     0.00  $    (0.14) $    (0.31)

Weighted average number of common
  shares outstanding -
  Basic................................................     12,904      12,818      12,893      12,809
  Diluted..............................................     13,266      12,895      12,893      12,809

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                   Twemty-Six Weeks Ended
                                                                 --------------------------
                                                                  July 31,       August 2,
                                                                    2004          2003
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (1,759) $     (3,961)
  Adjustments:
     Depreciation and amortization.............................        6,035         6,710
     Store closure costs.......................................           31           450
     Other adjustments, net....................................       (1,156)       (1,449)
     Changes in operating assets and liabilities:
        Receivables............................................        5,083         3,530
        Merchandise inventories................................      (11,042)      (12,806)
        Other current and long-term assets.....................          664            21
        Trade accounts payable.................................        1,273          (451)
        Other current and long-term liabilities................         (549)          137
                                                                 ------------  ------------
           Net cash used in operating activities...............       (1,420)       (7,819)

INVESTING ACTIVITIES:
   Capital expenditures........................................       (4,395)       (2,120)
   Other.......................................................           91           253
                                                                 ------------  ------------
           Net cash used in investing activities...............       (4,304)       (1,867)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       12,249        17,593
  Proceeds from long-term obligations..........................        9,000            --
  Debt issuance costs..........................................       (1,060)           --
  Principal payments on long-term obligations..................      (14,863)       (2,207)
  Changes in cash management liability and other...............          699        (5,933)
                                                                 ------------  ------------
          Net cash provided by financing activities............        6,025         9,453
                                                                 ------------  ------------
INCREASE IN CASH...............................................          301          (233)

CASH AT BEGINNING OF PERIOD....................................        5,172         6,215
                                                                 ------------  ------------

CASH AT END OF PERIOD.......................................... $      5,473  $      5,982
                                                                 ============  ============

See notes to condensed financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Thirteen and Twenty-Six Weeks Ended July 31, 2004 and August 2, 2003

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the second quarter of the fiscal year ending January 29, 2005 ("fiscal 2004"), the Company operated 63 full-line Gottschalks department stores located in 6 Western states, with 39 stores in California, 12 in Washington, 6 in Alaska, and 2 in each of Oregon, Nevada and Idaho. The Company also operates 10 specialty apparel stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week and twenty-six week periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for fiscal 2004 due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2004 as amended in the Company's Annual Report on Form 10-K/A for the year ended January 31, 2004(as amended, the "2003 Annual Report on Form 10-K/A"). The condensed balance sheet at January 31, 2004 has been derived from the audited financial statements as of that date.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. STOCK-BASED COMPENSATION

At July 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model.

                                                      Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                    ----------------------  ----------------------
                                                      July 31,    August 2,   July 31,    August 2,
(In thousands of dollars, except per share data)       2004        2003        2004        2003
--------------------------------------------------  ----------  ----------  ----------  ----------
Net income (loss) as reported..................... $      350  $       25  $   (1,759) $   (3,961)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects..........        (20)        (53)        (56)        (44)
                                                    ----------  ----------  ----------  ----------
Pro forma net income (loss) ...................... $      330  $      (28) $   (1,815) $   (4,005)
                                                    ==========  ==========  ==========  ==========
Net loss per share (basic and diluted):
  As reported .................................... $     0.03  $     0.00  $    (0.14) $    (0.31)
  Pro-forma ...................................... $     0.03  $     0.00  $    (0.14) $    (0.31)

3. NET CREDIT REVENUES

Net Credit Revenues

Net credit revenues associate with the Company's proprietary credit cards consist of the following:

                                               Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                               --------------------  --------------------
                                               July 31,   August 2,  July 31,   August 2,
(In thousands of dollars)                        2004       2003       2004       2003
---------------------------------------------  ---------  ---------  ---------  ---------
Service charge revenues...................... $     730  $     508  $   1,504  $   1,105
Interim servicing compensation - net  .......        --         60         --      1,088
Amortization of interest-only strip  ........        --        (47)        --       (313)
Recoveries on previously charged off
  receivables................................        23         67         88        183
                                               ---------  ---------  ---------  ---------
                                              $     753  $     588  $   1,592  $   2,063
                                               =========  =========  =========  =========

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

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                            July 31,     January 31,     August 2,
(In thousands of dollars)                    2004            2004          2003
---------------------------------------  ------------    ------------  ------------
Trade accounts payable................. $     26,934    $     20,035  $     29,109
Accrued expenses.......................       18,012          19,579        18,671
Cash management liability..............        7,911           7,326         9,183
Accrued payroll and related
  liabilities..........................        7,267           7,718         7,320
Taxes, other than income taxes.........        7,857          12,059         7,888
Federal and state income taxes
  payable..............................          556             656            12
Deferred income taxes payable..........          569             569           629
                                         ------------    ------------  ------------
                                        $     69,106    $     67,942  $     72,812
                                         ============    ============  ============

6. DEBT

Senior Revolving Credit Facility

On March 1, 2004, the Company amended and restated its senior revolving credit facility with General Electric Capital (as amended, the "Original GE facility"). The GE facility provides up to $165.0 million of working capital financing through February 1, 2007, with an option to extend the facility through February 2, 2009 for a limited time and under certain conditions. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect.

As of July 31, 2004, outstanding borrowings under the GE facility totaled $72.3 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $38.2 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

Although the GE facility expires in February 2007 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement." Accordingly, the accompanying balance sheets have been restated and borrowings under the revolving credit facility previously reported as long-term liabilities, amounting to $50 million and $60 million at January 31, 2004, and August 2, 2003 respectively, have been similarly reclassified to current liabilities.

As of July 31, 2004, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.75% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. Beginning in the second fiscal quarter of 2004, the interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

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

In 2002, the Company entered into a $15.0 million financing with Kimco Capital Corp. (the "Kimco facility") at a fixed interest rate of 12.0% per annum. The Kimco facility was secured by first priority liens on three of the Company's owned stores and with subordinate liens on substantially all other assets of the Company securing the original GE facility. In connection with the GE facility, the Company early terminated the Kimco facility and a portion of the proceeds from the GE facility were used to repay fully the remaining $13.2 million balance of the Kimco facility, including a prepayment penalty, and other transaction fees and costs. The term loan under the GE facility is collateralized by two of the three owned stores previously securing the Kimco facility.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                           July 31,      January 31,     August 2,
(In thousands)                               2004            2004          2003
---------------------------------------  ------------    ------------  ------------
9.39% mortgage loans payable, due 2010.       17,291          17,513        17,724
12.0% note payable, due 2005...........                       13,240        13,720
Capital lease obligations..............        6,525           7,643         9,127
Variable rate note payable, due 2005...        3,700           3,700         3,700
Other mortgage loans and notes payable.        2,649           2,931         3,137
                                         ------------    ------------  ------------
                                              30,165          45,027        47,408
Less current portion...................        6,302           3,725         4,340
                                         ------------    ------------  ------------
                                        $     23,863    $     41,302  $     43,068
                                         ============    ============  ============

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. Management believes the Company was in compliance with all such covenants as of July 31, 2004.

7. DISCONTINUED OPERATIONS

During fiscal 2003 the Company closed six stores and one specialty store. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.2 million and $0.7 million in the quarter and first half ended August 2, 2003 respectively. The loss from operation of discontinued stores consists of the following:

                                               Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                               --------------------  --------------------
                                               July 31,   August 2,  July 31,   August 2,
(In thousands of dollars)                        2004       2003       2004       2003
---------------------------------------------  ---------  ---------  ---------  ---------
Net sales from closed stores................. $      --  $   2,215  $      --  $   4,920

Cost of sales................................        --      1,447         --      3,235
Selling, general and administrative expenses.        --        906         --      2,291
Depreciation and amortization................        --         24         --         53
                                               ---------  ---------  ---------  ---------
  Total costs and expenses...................        --      2,377         --      5,579
                                               ---------  ---------  ---------  ---------
Loss from operations of closed stores........ $      --  $    (162) $      --  $    (659)
                                               =========  =========  =========  =========

The Company incurred no costs related to the closure of stores in the quarter ended July 31, 2004. Net costs associated with the closure of stores were minor in the twenty-six weeks ended July 31, 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. Net costs associated with the closure of stores totaled $0.3 million and $0.5 million in the quarter and first half ended August 2, 2003 respectively, primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The Company currently has no plans to close additional stores. In the event the Company is unable to improve the operating performance of any underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

As of July 31, 2004, the Company had a reserve for store closure costs totaling $0.1 million, which consisted primarily of estimated future lease obligations for one store closed in fiscal 2001. In the event the Company is not successful in selling or subleasing the store closed in fiscal 2001 as soon as management expects, additional store closure costs may be recorded. In addition, in the event the Company decides to close additional stores in fiscal 2004 or beyond, additional store closure costs, which may be material, may be incurred.

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

The Company is in the process of remodeling certain existing store locations. As of July 31, 2004, the estimated remaining cost of such projects is $3.0 million. Such projects are expected to be fully complete in fiscal 2004. The Company presently has no commitments to open any new stores in fiscal 2004. In July of fiscal 2004 the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The anticipated completion date of the project is Summer 2005 with an estimated net cost to the Company of approximately $4.5 million.

As of July 31, 2004, the Company had issued a total of $3.2 million of standby letters of credit and documentary letters of credit totaling $4.2 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and twenty-six week periods ended July 31, 2004 (hereinafter referred to as the "second quarter of fiscal 2004"), is not necessarily indicative of performance for the remainder of the year.

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

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                            Second Quarter           First Half
                                                         ----------------------  ----------------------
                                                             2004        2003        2004        2003
                                                         ----------  ----------  ----------  ----------
Net sales..............................................      100.0%     100.0%     100.0%     100.0%
Net credit revenues....................................        0.5         0.4         0.5         0.7
Net leased department revenues.........................        0.5         0.4         0.5         0.5
                                                         ----------  ----------  ----------  ----------
     Total revenues....................................      101.1       100.8       101.0       101.2

Costs and expenses:
  Cost of sales........................................       64.6        64.3        65.1        65.2
  Selling, general and administrative expenses.........       32.9        32.2        33.4        33.5
  Depreciation and amortization........................        2.0         2.2         2.1         2.3
                                                         ----------  ----------  ----------  ----------
     Total costs and expenses..........................       99.5        98.8       100.6       101.0
                                                         ----------  ----------  ----------  ----------
Operating income.......................................        1.5         2.0         0.4         0.2

Other (income) expense:
  Interest expense.....................................        1.5         2.2         1.7         2.4
  Miscellaneous income.................................       (0.3)       (0.4)       (0.3)       (0.4)
                                                         ----------  ----------  ----------  ----------
                                                               1.2         1.8         1.4         2.0
                                                         ----------  ----------  ----------  ----------

Income (loss) before income taxes......................        0.3         0.3        (1.0)       (1.8)

Income tax expense (benefit)...........................        0.1         0.1        (0.4)       (0.7)
                                                         ----------  ----------  ----------  ----------
Income (loss) from continuing operations...............        0.2         0.2        (0.6)       (1.1)
                                                         ----------  ----------  ----------  ----------
Discontinued operations:
  Loss from operations of closed stores................         --        (0.1)         --        (0.2)
  Loss on store closures...............................         --        (0.2)         --        (0.2)
  Income tax benefit...................................         --        (0.1)         --        (0.1)
  Loss on discontinued operations......................         --        (0.2)         --        (0.3)
                                                         ----------  ----------  ----------  ----------
     Net income (loss).................................        0.2%       0.0%      (0.6)%      (1.4)%
                                                         ==========  ==========  ==========  ==========

Second Quarter of Fiscal 2004 Compared to Second Quarter of Fiscal 2003

Net Sales

Net sales from continuing operations decreased by approximately $2.0 million to $147.8 million in the second quarter of fiscal 2004 as compared to $149.8 million in the second quarter of fiscal 2003, a decrease of 1.3%. This decrease appeared to be influenced by consumer uncertainty resulting from significant increases in fuel prices and other economic concerns. Comparable store sales for the second quarter of fiscal 2004, which includes sales for stores open for the full period in both years, also decreased by 1.3% as compared to the second quarter of fiscal 2003.

The Company operated 63 department stores and 10 specialty stores as of the end of the second quarter of fiscal 2004, as compared to 64 department stores and 11 specialty stores as of the end of the second quarter of fiscal 2003.

Net Credit Revenues

As described more fully in the Company's Annual Report on Form 10-K/A, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) ("Household"), the Company sold its private label credit card accounts and accounts receivable to Household. In connection with the sale the Company entered into two additional agreements with Household: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until Household assumed their servicing on May 14, 2003, as planned. Household compensated the Company for providing the services during the interim servicing period. The CCA provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues.

Net credit revenues related to the Company's proprietary credit cards increased approximately $0.2 million, or 28.1%, in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. As a percent of net sales, net credit revenues was 0.5% of net sales in the second quarter of fiscal 2004 as compared to 0.4% in the second quarter of fiscal 2003. Net credit revenues consist of the following:

                                                        Second Quarter
                                                     --------------------
(In thousands of dollars)                              2004       2003
---------------------------------------------------  ---------  ---------
Service charge revenues............................ $     730  $     508
Interim servicing compensation - net  .............        --         60
Amortization of interest-only strip  ..............        --        (47)
Recoveries on previously charged off receivables...        23         67
                                                     ---------  ---------
                                                    $     753  $     588
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

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the second quarter of fiscal 2004 was virtually equal to the second quarter of fiscal 2003.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the second quarter of fiscal 2004 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $5.1 million in both the second quarter of fiscal 2004 and the second quarter of fiscal 2003.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $0.8 million to $95.5 million in the second quarter of fiscal 2004 as compared to $96.3 million in the second quarter of fiscal 2003, a decrease of 0.8%. The resulting decrease in gross margin dollars of $1.2 million is mainly due to the decrease in net sales and a markdown strategy focused on maintaining strong inventory controls. The Company's gross margin percentage decreased to 35.4% in the second quarter of fiscal 2004 as compared to 35.7% in the second quarter of fiscal 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $0.3 million to $48.5 million in the second quarter of fiscal 2004 as compared to $48.2 million in the second quarter of fiscal 2003, an increase of 0.6%. The increase is primarily attributable to recent increases in unemployment insurance contribution rates and worker's compensation loss development rates in California. The Company is continuing to experience benefits from its cost control initiatives, but expects to see offsetting pressures from such rate increases in the foreseeable future. As a percent of net sales, selling, general and administrative expenses from continuing operations in the second quarter of fiscal 2004 increased by 0.7% as compared to the second quarter of fiscal 2003 as a result of the lower sales volume.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.0 million in the second quarter of fiscal 2004 as compared to $3.3 million in the second quarter of fiscal 2003. As a percent of net sales, depreciation and amortization expense decreased to 2.0% in the second quarter of fiscal 2004 as compared to 2.2% in the second quarter of fiscal 2003. These decreases are primarily due to the expiration of certain capital leases.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $1.2 million to $2.2 million in the second quarter of fiscal 2004 as compared to $3.4 million in the second quarter of fiscal 2003, a decrease of 35.8%. As a percent of net sales, interest expense decreased to 1.5% in the second quarter of fiscal 2004 as compared to 2.2% in the second quarter of fiscal 2003. These decreases are primarily due to reductions in interest rates charged on the Company's revolving line of credit and the elimination of certain higher interest debt facilities, resulting from the amendment and extension of the Company's revolving credit facility, as well as a total debt reduction of $21.4 million at the end of the second quarter of fiscal 2004 as compared to the end of the second quarter of fiscal 2003. The weighted average interest rate applicable to the revolving credit facility was 4.6% in the second quarter of fiscal 2004 (4.8% at July 31, 2004) as compared to 5.1% in the second quarter of fiscal 2003.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.5 million in the second quarter of fiscal 2004 and $0.7 million in the second quarter of fiscal 2003.

Income Taxes

The Company's interim effective tax rates from continuing operations of 39.0% in the second quarter of fiscal 2004 and 34.3% in the second quarter of fiscal 2003 relate to the net income in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods.

Loss From Continuing Operations

The Company reported income from continuing operations of $0.3 million, or $0.03 per share (basic and diluted), in each of the second quarters of fiscal 2004 and fiscal 2003.

Discontinued Operations

During fiscal 2003 the Company closed six stores and one specialty store. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.2 million in the quarter ended August 2, 2003. The loss from operation of discontinued stores consists of the following:

                                                        Second Quarter
                                                     --------------------
(In thousands of dollars)                              2004       2003
---------------------------------------------------  ---------  ---------
Net sales from closed stores....................... $      --  $   2,215

Cost of sales......................................        --      1,447
Selling, general and administrative expenses.......        --        906
Depreciation and amortization......................        --         24

  Total costs and expenses.........................        --      2,377
                                                     ---------  ---------
Loss from operations of closed stores.............. $      --  $    (162)
                                                     =========  =========

The Company incurred no costs related to the closure of stores in the quarter ended July 31, 2004. Net costs associated with the closure of stores totaled $0.3 million in the quarter ended August 2, 2003, primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The Company currently has no plans to close additional stores. In the event the Company is unable to improve the operating performance of any underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

Net Income

As a result of the foregoing, the Company reported net income of approximately $0.3 million in the second quarter of fiscal 2004 as compared to net income of $25,000 in the second quarter of 2003. On a per share basis (basic and diluted), the net income was $0.03 per share in the second quarter of 2004 as compared to $0.00 per share in the second quarter of 2003.

First Half of Fiscal 2004 Compared to First Half of Fiscal 2003

Net Sales

Net sales from continuing operations increased by approximately $4.6 million to $292.3 million in the first half of fiscal 2004 as compared to $287.7 million in the first half of fiscal 2003, an increase of 1.6%. This increase was primarily the result of first quarter sales increases driven by the launch of the Company's 100th Anniversary marketing campaign and further influenced by earlier warm weather on the west coast. These first quarter sales increases were partially offset by a second quarter sales downturn that appeared to be influenced by consumer uncertainty resulting from significant increases in fuel prices and other economic concerns. Comparable store sales for the first half of fiscal 2004, which includes sales for stores open for the full period in both years, also increased by 1.6% as compared to the first half of fiscal 2003.

The Company operated 63 department stores and 10 specialty stores as of the end of the first half of fiscal 2004, as compared to 64 department stores and 11 specialty stores as of the end of the first half of fiscal 2003.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards decreased approximately $0.5 million, or 22.8%, in the first half of fiscal 2004 as compared to the first half of fiscal 2003. As a percent of net sales, net credit revenues was 0.5% of net sales in the first half of fiscal 2004 as compared to 0.7% in the first half of fiscal 2003. Net credit revenues consist of the following:

                                                        First Half
                                                     --------------------
(In thousands of dollars)                              2004       2003
---------------------------------------------------  ---------  ---------
Service charge revenues............................ $   1,504  $   1,105
Interim servicing compensation - net  .............        --      1,088
Amortization of interest-only strip  ..............        --       (313)
Recoveries on previously charged off receivables...        88        183
                                                     ---------  ---------
                                                    $   1,592  $   2,063
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

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the first half of fiscal 2004 was virtually equal to the first half of fiscal 2003.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first half of fiscal 2004 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $10.4 million in the first half of fiscal 2004 and $10.3 million in the first half of fiscal 2003.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $2.7 million to $190.3 million in the first half of fiscal 2004 as compared to $187.6 million in the first half of fiscal 2003, an increase of 1.4%. The resulting increase in gross margin dollars of $2.0 million is mainly due to the increase in net sales. The Company's gross margin percentage increased to 34.9% in the first half of fiscal 2004 as compared to 34.8% in the first half of fiscal 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $1.4 million to $97.8 million in the first half of fiscal 2004 as compared to $96.4 million in the first half of fiscal 2003, an increase of 1.5%. The increase is primarily attributable to recent increases in unemployment insurance contribution rates and worker's compensation loss development rates in California. The Company is continuing to experience benefits from its cost control initiatives, but expects to see offsetting pressures from such rate increases in the foreseeable future. As a percent of net sales, selling, general and administrative expenses from continuing operations in the first half of fiscal 2004 decreased by 0.1% as compared to the first half of fiscal 2003 as a result of the higher sales volume.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $6.0 million in the first half of fiscal 2004 as compared to $6.7 million in the first half of fiscal 2003. As a percent of net sales, depreciation and amortization expense decreased to 2.1% in the first half of fiscal 2004 as compared to 2.3% in the first half of fiscal 2003. These decreases are partially due to the expiration of certain capital leases and partially due to the higher sales volume.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $1.8 million to $5.0 million in the first half of fiscal 2004 as compared to $6.8 million in the first half of fiscal 2003, a decrease of 25.6%. As a percent of net sales, interest expense decreased to 1.7% in the first half of fiscal 2004 as compared to 2.4% in the first half of fiscal 2003. These decreases are primarily due to reductions in interest rates charged on the Company's revolving line of credit and the elimination of certain higher interest debt facilities, resulting from the amendment and extension of the Company's revolving credit facility, as well as a total debt reduction of $21.4 million at the end of the first half of fiscal 2004 as compared to the end of the first half of fiscal 2003. These interest reductions were partially offset by one-time charges of $0.4 million for the early termination of certain debt in the first half of fiscal 2004 in connection with the amendment and extension of the Company's revolving credit facility. The weighted average interest rate applicable to the revolving credit facility was 5.0% in the first half of fiscal 2004 (4.8% at July 31, 2004) as compared to 5.3% in the first half of fiscal 2003.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.9 million in the first half of fiscal 2004 and $1.1 million in the first half of fiscal 2003.

Income Taxes

The Company's interim effective tax benefit rates from continuing operations of 39.0% in the first half of fiscal 2004 and 37.0% in the first half of fiscal 2003 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods.

Loss From Continuing Operations

The Company reported a loss from continuing operations of $1.8 million, or $0.14 per share (basic and diluted), in the first half of fiscal 2004 as compared to a loss from continuing operations of $3.2 million, or $0.25 per share (basic and diluted), in the first half of fiscal 2003.

Discontinued Operations

During fiscal 2003 the Company closed six stores and one specialty store. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.7 million in the first half of fiscal 2003. The loss from operation of discontinued stores consists of the following:

                                                        First Half
                                                     --------------------
(In thousands of dollars)                              2004       2003
---------------------------------------------------  ---------  ---------
Net sales from closed stores....................... $      --  $   4,920

Cost of sales......................................        --      3,235
Selling, general and administrative expenses.......        --      2,291
Depreciation and amortization......................        --         53

  Total costs and expenses.........................        --      5,579
                                                     ---------  ---------
Loss from operations of closed stores.............. $      --  $    (659)
                                                     =========  =========

Net costs associated with the closure of stores were minor in the first half of fiscal 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. Net costs associated with the closure of stores totaled $0.4 million in the first half of fiscal 2003, primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The Company currently has no plans to close additional stores. In the event the Company is unable to improve the operating performance of any underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $1.8 million in the first half of fiscal 2004 as compared to net loss of $4.0 million in the first half of 2003. On a per share basis (basic and diluted), the net loss was $0.14 per share in the first half of 2004 as compared to $0.31 per share in the first half of 2003.

Liquidity and Capital Resources

As described more fully in the Company's 2003 Annual Report on Form 10-K/A and Note 6 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, and by short-term trade and factor credit. As described more fully in the Company's 2003 Annual Report on Form 10-K/A, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household. Proceeds from the sale were used to reduce the Company's debt, including off-balance sheet securitization obligations, by over $100 million. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

Sources of Liquidity

Senior Secured Credit Facility

On March 1, 2004, the Company amended and restated its senior revolving credit facility with General Electric Capital (as amended, the "Original GE facility"). The GE facility provides up to $165.0 million of working capital financing through February 1, 2007, with an option to extend the facility through February 2, 2009 for a limited time and under certain conditions. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect.

As of July 31, 2004, outstanding borrowings under the GE facility totaled $72.3 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $38.2 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

Although the GE facility expires in February 2007 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement." Accordingly, the accompanying balance sheets have been restated and borrowings under the revolving credit facility previously reported as long-term liabilities, amounting to $50 million and $60 million at January 31, 2004, and August 2, 2003 respectively, have been reclassified to current liabilities.

As of July 31, 2004, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.75% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. Beginning in the second fiscal quarter of 2004, the interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) and a prohibition on the payment of dividends without the prior written consent of the lender.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first half of fiscal 2004, totaling $4.4 million, were primarily related to renovation, refixturing, and expansion of certain existing locations and certain information system enhancements.

The Company is in the process of remodeling certain existing store locations. As of July 31, 2004, the estimated remaining cost of such projects is $3.0 million. Such projects are expected to be fully complete in fiscal 2004. The Company presently has no commitments to open any new stores in fiscal 2004. In July of fiscal 2004 the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The anticipated completion date of the project is Summer 2005 with an estimated net cost to the Company of approximately $4.5 million.

As of July 31, 2004, the Company had issued a total of $3.2 million of standby letters of credit and documentary letters of credit totaling $4.2 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as of July 31, 2004. Based on their evaluation, except as noted below, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

Subsequent to the issuance of our condensed financial statements for the quarter ended May 1, 2004, the Company's management determined that borrowings under its revolving credit facility should have been classified as short-term on the consolidated balance sheets. As a result, the accompanying condensed balance sheets as of January 31, 2004 and August 2, 2003 have been restated. The Company will perform a thorough review of all new loan agreements to specifically identify proper classification of debt.

The evaluation referred to above did not identify any other significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2004, the Company held its 2004 Annual Meeting of Stockholders at which the following matter was submitted to a vote of the Company's stockholders:

  The stockholders voted for eleven nominees for director, each for one-year terms. Each of the eleven nominees was elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR	VOTES FOR	VOTES WITHHELD
Joe Levy	12,367,988	236,431
James R. Famalette	12,566,150	38,269
Joseph J. Penbera	12,345,973	258,446
Sharon Levy	12,366,563	237,856
Max Gutmann	12,341,638	262,781
Frederick R. Ruiz	12,544,300	60,119
O. James Woodward III	12,345,173	259,246
Thomas H. McPeters	12,562,875	41,544
Jorge Pont Sánchez James L. Czech Dale D. Achabal	12,562,975 12,545,050 12,566,292	41,444 59,369 38,127

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3)
31.2	Section 302 Certification of Chief Administrative Officer. (3)
32.1	Certification of President and Chief Executive Officer and Chief Administrative Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (3)

(1) Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-3949).

(2) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100).

(3) Furnished concurrently herewith.

(b) The Company filed the following Current Reports on Form 8-K during the thirteen week period ended July 31, 2004:

-

Current Report on Form 8-K dated May 25, 2004 describing pursuant to Item 12, Disclosure of Results of Operations and Financial Condition, the issuance of a press release announcing the Company's financial results for the first quarter ended May 1, 2004.

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