Form 10-Q
period 2004-10-30
GOTTSCHALKS INC
filed 2004-12-08
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

      The number of shares of the Registrant's common stock outstanding as of November 30, 2004 was 12,936,851.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                        October 30,  January 31,    November 1,
                                                            2004         2004         2003
                                                        -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash................................................ $     6,270  $     5,172  $     6,123
  Receivables, net....................................       1,948        9,145        4,179
  Merchandise inventories.............................     218,139      156,458      228,232
  Other...............................................      11,436       10,849       16,045
                                                        -----------  -----------  -----------
          Total current assets........................     237,793      181,624      254,579

PROPERTY AND EQUIPMENT - NET..........................     128,782      129,832      132,098
GOODWILL - NET........................................       7,501        7,501        7,501
OTHER INTANGIBLES - NET...............................         817          854          860
OTHER LONG-TERM ASSETS................................       5,301        4,180        4,908
                                                        -----------  -----------  -----------
                                                       $   380,194  $   323,991  $   399,946
                                                        ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities......................... $   105,256  $    67,942  $   100,909
  Revolving line of credit (as restated, see Note 6)..      89,049       51,009      101,356
  Current portion of long-term obligations............       6,304        3,725        4,014
                                                        -----------  -----------  -----------
      Total current liabilities.......................     200,609      122,676      206,279

LONG-TERM OBLIGATIONS (less current portion)
 (as restated, see Note 6):
  Notes and mortgage loans payable....................      18,806       35,596       36,064
  Capitalized lease obligations.......................       4,429        5,706        6,124
                                                        -----------  -----------  -----------
                                                            23,235       41,302       42,188

DEFERRED INCOME TAXES AND OTHER LIABILITIES...........      28,828       29,511       29,493

SUBORDINATED NOTE PAYABLE TO AFFILIATE................      22,180       22,180       22,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY..................................     105,342      108,322       99,806
                                                        -----------  -----------  -----------
                                                       $   380,194  $   323,991  $   399,946
                                                        ===========  ===========  ===========

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                          Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                                         ----------------------  ----------------------
                                                          October 30, November 1, October 30, November 1,
                                                            2004        2003        2004        2003
                                                         ----------  ----------  ----------  ----------
Net sales.............................................. $  147,893  $  145,288  $  440,202  $  432,959
Net credit revenues....................................        731         764       2,324       2,827
Net leased department revenues.........................        631         616       2,110       2,097
                                                         ----------  ----------  ----------  ----------
     Total revenues....................................    149,255     146,668     444,636     437,883

Costs and expenses:
  Cost of sales........................................     95,421      94,372     285,725     282,014
  Selling, general and administrative expenses.........     51,209      50,509     148,983     146,885
  Depreciation and amortization........................      2,939       3,299       8,975       9,957
                                                         ----------  ----------  ----------  ----------
     Total costs and expenses..........................    149,569     148,180     443,683     438,856
                                                         ----------  ----------  ----------  ----------
Operating (loss) income................................       (314)     (1,512)        953        (973)

Other (income) expense:
  Interest expense.....................................      2,264       3,270       7,308      10,052
  Miscellaneous income.................................       (379)       (703)     (1,305)     (1,817)
                                                         ----------  ----------  ----------  ----------
                                                             1,885       2,567       6,003       8,235
                                                         ----------  ----------  ----------  ----------
Loss before income tax benefit.........................     (2,199)     (4,079)     (5,050)     (9,208)

Income tax benefit.....................................       (808)     (1,489)     (1,920)     (3,389)
                                                         ----------  ----------  ----------  ----------
Income (loss) from continuing operations...............     (1,391)     (2,590)     (3,130)     (5,819)

Discontinued operations:
  Income (loss) from operations of closed stores.......         --          39          --        (620)
  Loss on store closures...............................         --         (73)        (31)       (523)
  Income tax benefit...................................         --         (12)        (11)       (389)
                                                         ----------  ----------  ----------  ----------
  Loss on discontinued operations......................         --         (22)        (20)       (754)
                                                         ----------  ----------  ----------  ----------
     Net loss.......................................... $   (1,391) $   (2,612) $   (3,150) $   (6,573)
                                                         ==========  ==========  ==========  ==========

Loss per common share - basic and diluted
  Loss from continuing operations...................... $    (0.11) $    (0.20) $    (0.24) $    (0.45)
  Loss from discontinued operations.................... $       --  $       --  $       --  $    (0.06)
  Loss per common share................................ $    (0.11) $    (0.20) $    (0.24) $    (0.51)

Weighted average number of common
  shares outstanding -
  Basic and Diluted....................................     12,927      12,844      12,905      12,821

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                  Thirty-Nine Weeks Ended
                                                                 --------------------------
                                                                  October 30,   November 1,
                                                                     2004          2003
                                                                 ------------  ------------
OPERATING ACTIVITIES:
  Net loss..................................................... $     (3,150) $     (6,573)
  Adjustments:
     Depreciation and amortization.............................        8,975        10,015
     Other adjustments, net....................................         (683)       (1,697)
     Changes in operating assets and liabilities:
        Receivables............................................        7,198         5,156
        Merchandise inventories................................      (60,551)      (62,651)
        Other current and long-term assets.....................         (880)       (2,279)
        Trade accounts payable.................................       31,103        17,224
        Other current and long-term liabilities................          (48)          693
                                                                 ------------  ------------
           Net cash used in operating activities...............      (18,036)      (40,112)

INVESTING ACTIVITIES:
   Capital expenditures........................................       (9,021)       (3,383)
   Other.......................................................           91           352
                                                                 ------------  ------------
           Net cash used in investing activities...............       (8,930)       (3,031)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       29,040        42,510
  Proceeds from long-term obligations..........................        9,000            --
  Debt issuance costs..........................................       (1,060)           --
  Principal payments on long-term obligations..................      (15,488)       (3,394)
  Proceeds from Exercise of Stock Options......................          228
  Changes in cash management liability and other...............        6,344         3,935
                                                                 ------------  ------------
          Net cash provided by financing activities............       28,064        43,051
                                                                 ------------  ------------
INCREASE IN CASH...............................................        1,098           (92)
CASH AT BEGINNING OF PERIOD....................................        5,172         6,215
                                                                 ------------  ------------
CASH AT END OF PERIOD.......................................... $      6,270  $      6,123
                                                                 ============  ============

See notes to condensed financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
Thirteen and Thirty-Nine Weeks Ended October 30, 2004 and November 1, 2003

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the third quarter of the fiscal year ending January 29, 2005 ("fiscal 2004"), the Company operated 63 full-line Gottschalks department stores located in 6 Western states, with 39 stores in California, 12 in Washington, 6 in Alaska, and 2 in each of Oregon, Nevada and Idaho. The Company also operates 10 specialty apparel stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week and thirty-nine week periods ended October 30, 2004 are not necessarily indicative of the results that may be expected for fiscal 2004 due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2004, as amended in the Company's Annual Report on Form 10-K/A for the year ended January 31, 2004, (the "2003 Annual Report on Form 10-K/A"). The condensed balance sheet at January 31, 2004 has been derived from the audited financial statements as of that date.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. STOCK-BASED COMPENSATION

At October 30, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on results of operations and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model.

                                                    Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                                    ----------------------  ----------------------
                                                    October 30,  November 1, October 30, November 1,
(In thousands of dollars, except per share data)       2004        2003        2004        2003
--------------------------------------------------  ----------  ----------  ----------  ----------
Net loss as reported.............................. $   (1,391) $   (2,612) $   (3,150) $   (6,573)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects..........        (86)        (14)       (210)        (59)
                                                    ----------  ----------  ----------  ----------
Pro forma net loss ............................... $   (1,477) $   (2,626) $   (3,360) $   (6,632)
                                                    ==========  ==========  ==========  ==========
Net loss per share (basic and diluted):
  As reported .................................... $    (0.11) $    (0.20) $    (0.24) $    (0.51)
  Pro-forma ...................................... $    (0.11) $    (0.20) $    (0.26) $    (0.52)

3. NET CREDIT REVENUES

Net Credit Revenues

Net credit revenues associated with the Company's proprietary credit cards consist of the following:

                                                Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                               ----------------------  ----------------------
                                               October 30, November 1, October 30, November 1,
(In thousands of dollars)                         2004        2003        2004        2003
---------------------------------------------  ----------  ----------  ----------  ----------
Service charge revenues...................... $      692  $      687  $    2,197  $    1,792
Interim servicing compensation - net  .......                                          1,088
Amortization of interest-only strip  ........                                           (313)
Recoveries on previously charged off
  receivables................................         39          77         127         260
                                               ----------  ----------  ----------  ----------
                                              $      731  $      764  $    2,324  $    2,827
                                               ==========  ==========  ==========  ==========

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

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                         October 30,     January 31,     November 1,
(In thousands of dollars)                    2004            2004          2003
---------------------------------------  ------------    ------------  ------------
Trade accounts payable................. $     54,939    $     20,035  $     47,126
Accrued expenses.......................       19,247          19,579        18,255
Cash management liability..............       13,728           7,326        19,051
Accrued payroll and related
  liabilities..........................        7,770           7,718         7,876
Taxes, other than income taxes.........        8,447          12,059         7,960
Federal and state income taxes
  payable..............................          556             656            12
Deferred income taxes payable..........          569             569           629
                                         ------------    ------------  ------------
                                        $    105,256    $     67,942  $    100,909
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

As of October 30, 2004, outstanding borrowings under the GE facility totaled $89.0 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $62.0 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

Although the GE facility expires in February 2007 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement." The accompanying balance sheet at November 1, 2003 has been restated to reclassify $50 million of borrowings under the revolving credit facility previously reported as long-term liabilities to current liabilities.

As of October 30, 2004, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.75% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio (as defined in the agreement) of 1:1, a prohibition on the payment of dividends on capital stock and restrictions on the ability of the Company to pay principal of subordinated indebtedness or repurchase its capital stock.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                         October 30,     January 31,     November 1,
(In thousands)                               2004            2004          2003
---------------------------------------  ------------    ------------  ------------
9.39% mortgage loans payable, due 2010.       17,176          17,513        17,620
12.0% note payable, due 2005...........                       13,240        13,480
Capital lease obligations..............        6,124           7,643         8,367
Variable rate note payable, due 2005...        3,700           3,700         3,700
Other mortgage loans and notes payable.        2,539           2,931         3,035
                                         ------------    ------------  ------------
                                              29,539          45,027        46,202
Less current portion...................        6,304           3,725         4,014
                                         ------------    ------------  ------------
                                        $     23,235    $     41,302  $     42,188
                                         ============    ============  ============

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. Management believes the Company was in compliance with all such covenants as of October 30, 2004.

7. DISCONTINUED OPERATIONS

During fiscal 2003 the Company closed six stores and one specialty store. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. Results from operating one store closed in January 2004 were negligible during the quarter ended November 1, 2003. The net loss from operating all such stores was $0.6 million and $0.8 million in the thirty-nine weeks ended November 1, 2003. Results from operations of discontinued stores consists of the following:

                                                   Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                                   ------------------------  ------------------------
                                                   October 30,  November 1,  October 30,  November 1,
(In thousands of dollars)                             2004         2003         2004         2003
-------------------------------------------------  -----------  -----------  -----------  -----------
Net sales from closed stores..................... $        --  $       641  $        --  $     5,561

Cost of sales....................................          --          260           --        3,495
Selling, general and administrative expenses.....          --          336           --        2,569
Depreciation and amortization....................          --            6           --           58
Other............................................          --           --           --           59
                                                   -----------  -----------  -----------  -----------
  Total costs and expenses.......................          --          602           --        6,181
                                                   -----------  -----------  -----------  -----------
Income (loss) from operations of closed stores... $        --  $        39  $        --  $      (620)
                                                   ===========  ===========  ===========  ===========

The Company incurred no costs related to the closure of stores in the quarter ended October 30, 2004. Net costs associated with the closure of stores were minor in the thirty-nine weeks ended October 30, 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. Net costs associated with the closure of stores totaled $0.1 million and $0.5 million in the thirteen-weeks and thirty-nine weeks ended November 1, 2003 respectively, primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The Company currently has no plans to close additional stores. In the event the Company is unable to improve the operating performance of any underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

As of October 30, 2004, the Company had a reserve for store closure costs totaling $0.1 million, which consisted primarily of estimated future lease obligations for one store closed in fiscal 2001. In the event the Company is not successful in selling or subleasing the store closed in fiscal 2001 as soon as management expects, additional store closure costs may be recorded. In addition, in the event the Company decides to close additional stores in fiscal 2004 or beyond, additional store closure costs, which may be material, may be incurred.

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

The Company is in the process of remodeling certain existing store locations. As of October 30, 2004, the estimated remaining cost of such projects is $1.4 million. Such projects are expected to be fully complete in fiscal 2004. The Company presently has no commitments to open any new stores in fiscal 2004. In July of fiscal 2004 the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The anticipated completion date of the project is Summer 2005 with an estimated net cost to the Company of approximately $4.5 million.

As of October 30, 2004, the Company had issued a total of $3.2 million of standby letters of credit and documentary letters of credit totaling $2.4 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and thirty-nine week periods ended October 30, 2004 (hereinafter referred to as the "third quarter" and "first three quarters" of fiscal 2004"), is not necessarily indicative of performance for the remainder of the year.

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

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                          Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                                         ----------------------  ----------------------
                                                          October 30, November 1, October 30, November 1,
                                                             2004        2003        2004        2003
                                                         ----------  ----------  ----------  ----------
Net sales..............................................      100.0%     100.0%     100.0%     100.0%
Net credit revenues....................................        0.5         0.5         0.5         0.6
Net leased department revenues.........................        0.4         0.4         0.5         0.5
                                                         ----------  ----------  ----------  ----------
     Total revenues....................................      100.9       100.9       101.0       101.1

Costs and expenses:
  Cost of sales........................................       64.5        64.9        64.9        65.1
  Selling, general and administrative expenses.........       34.6        34.8        33.9        33.9
  Depreciation and amortization........................        2.0         2.3         2.0         2.3
                                                         ----------  ----------  ----------  ----------
     Total costs and expenses..........................      101.1       101.9       100.8       101.3
                                                         ----------  ----------  ----------  ----------
Operating (loss) income................................       (0.2)       (1.0)        0.2        (0.2)

Other (income) expense:
  Interest expense.....................................        1.5         2.3         1.7         2.3
  Miscellaneous income.................................       (0.3)       (0.5)       (0.3)       (0.4)
                                                         ----------  ----------  ----------  ----------
                                                               1.2         1.8         1.4         1.9
                                                         ----------  ----------  ----------  ----------

Loss before income tax benefit.........................       (1.4)       (2.8)       (1.1)       (2.1)
Income tax benefit.....................................       (0.5)       (1.0)       (0.4)       (0.8)
                                                         ----------  ----------  ----------  ----------
Income (loss) from continuing operations...............       (0.9)       (1.8)       (0.7)       (1.3)
                                                         ----------  ----------  ----------  ----------
Discontinued operations:
  Income (loss) from operations of closed stores.......         --          --          --        (0.1)
  Loss on store closures...............................         --          --          --        (0.1)
  Income tax benefit...................................         --          --          --          --
                                                         ----------  ----------  ----------  ----------
  Loss on discontinued operations......................         --          --          --        (0.2)
                                                         ----------  ----------  ----------  ----------
     Net loss..........................................       (0.9)%      (1.8)%      (0.7)%      (1.5)%
                                                         ==========  ==========  ==========  ==========

Third Quarter of Fiscal 2004 Compared to Third Quarter of Fiscal 2003

Net Sales

Net sales from continuing operations increased by approximately $2.6 million to $147.9 million in the third quarter of fiscal 2004 as compared to $145.3 million in the third quarter of fiscal 2003, an increase of 1.8%. This increase was primarily driven by promotions related to the Company's 100th anniversary celebration during the month of September and was partially tempered by continuing consumer uncertainty resulting from significant increases in fuel prices and other economic concerns, and during latter October 2004, the presidential elections. Comparable store sales for the third quarter of fiscal 2004, which includes sales for stores open for the full period in both years, also increased by 1.8% as compared to the third quarter of fiscal 2003.

The Company operated 63 department stores and 10 specialty stores as of the end of the third quarter of fiscal 2004, as compared to 64 department stores and 11 specialty stores as of the end of the third quarter of fiscal 2003.

Net Credit Revenues

As described more fully in the Company's Annual Report on Form 10-K/A, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.) (now "HSBC"), the Company sold its private label credit card accounts and accounts receivable to HSBC. In connection with the sale the Company entered into a Credit Card Program Agreement (the "CCA") which provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues.

Net credit revenues related to the Company's proprietary credit cards in the third quarter of fiscal 2004 was essentially flat as compared to the third quarter of fiscal 2003. As a percent of net sales, net credit revenues was 0.5% of net sales in the third quarter of fiscal 2004 and the third quarter of fiscal 2003. Net credit revenues consist of the following:

                                                        Third Quarter
                                                     --------------------
(In thousands of dollars)                              2004       2003
---------------------------------------------------  ---------  ---------
Service charge revenues............................ $     692  $     687
Recoveries on previously charged off receivables...        39         77
                                                     ---------  ---------
                                                    $     731  $     764
                                                     =========  =========

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the third quarter of fiscal 2004 was virtually equal to the third quarter of fiscal 2003.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the third quarter of fiscal 2004 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $4.4 million in both the third quarter of fiscal 2004 and the third quarter of fiscal 2003.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $1.0 million to $95.4 million in the third quarter of fiscal 2004 as compared to $94.4 million in the third quarter of fiscal 2003, an increase of 1.1%. The resulting increase in gross margin dollars of $1.0 million is mainly due to the increase in net sales The Company's gross margin percentage increased to 35.5% in the third quarter of fiscal 2004 as compared to 35.0% in the third quarter of fiscal 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $0.7 million to $51.2 million in the third quarter of fiscal 2004 as compared to $50.5 million in the third quarter of fiscal 2003, an increase of 1.4%. The increase is primarily attributable to recent increases in unemployment insurance contribution rates and worker's compensation loss development rates in California. The Company is continuing to experience benefits from its cost control initiatives, but expects to see offsetting pressures from such rate increases in the foreseeable future. As a percent of net sales, selling, general and administrative expenses from continuing operations in the third quarter of fiscal 2004 decreased by 0.2% as compared to the third quarter of fiscal 2003 as a result of the higher sales volume.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.0 million in the third quarter of fiscal 2004 as compared to $3.3 million in the third quarter of fiscal 2003. As a percent of net sales, depreciation and amortization expense decreased to 2.0% in the third quarter of fiscal 2004 as compared to 2.3% in the third quarter of fiscal 2003. These decreases are primarily due to the expiration of certain capital leases.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $1.0 million to $2.3 million in the third quarter of fiscal 2004 as compared to $3.3 million in the third quarter of fiscal 2003, a decrease of 30.8%. As a percent of net sales, interest expense decreased to 1.5% in the third quarter of fiscal 2004 as compared to 2.3% in the third quarter of fiscal 2003. These decreases are primarily due to lower average outstanding borrowing on the Company's revolving line of credit, and the elimination of certain higher interest debt facilities resulting from the amendment and extension of the Company's revolving credit facility, reflected by a total debt reduction of $28.9 million at the end of the third quarter of fiscal 2004 as compared to the end of the third quarter of fiscal 2003. The weighted average interest rate applicable to the revolving credit facility was 5.0% in the third quarter of fiscal 2004 (4.8% at October 30, 2004) as compared to 5.0% in the third quarter of fiscal 2003.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.4 million in the third quarter of fiscal 2004 and $0.7 million in the third quarter of fiscal 2003. Fiscal 2003 included recovery of reserves of approximately $0.3 million related to the final settlement of certain net operating loss carry-back claims.

Income Taxes

The Company's interim effective tax benefit rates from continuing operations are 36.7% in the third quarter of fiscal 2004 and 36.5% in the third quarter of fiscal 2003. The effective tax benefit rate for the third quarter of fiscal 2004 includes the year-to-date impact of an adjustment to the projected effective annual rate of 38% from the previously projected rate of 39% used for the first half of fiscal 2004. This adjustment was primarily attributable to the retroactive renewal in the third quarter of certain federal credits which had expired as of December 31, 2003. The increase in the interim effective tax benefit rate compared to prior year is primarily attributable to improved earnings performance and near-term earnings outlook for the remainder of fiscal 2004.

Loss From Continuing Operations

The Company reported losses from continuing operations of $1.4 million, or $0.11 per share (basic and diluted)and $2.6 million, or $0.20 per share (basic and diluted), in the third quarters of fiscal 2004 and fiscal 2003 respectively.

Discontinued Operations

During fiscal 2003 the Company closed six stores and one specialty store. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. Results from operating one store closed in January 2004 were negligible during the quarter ended November 1, 2003. Results of operations of the discontinued store consists of the following:

                                                        Third Quarter
                                                     --------------------
(In thousands of dollars)                              2004       2003
---------------------------------------------------  ---------  ---------
Net sales from closed stores....................... $   --     $     641
Cost of sales......................................     --           260
Selling, general and administrative expenses.......     --           336
Depreciation and amortization......................     --             6

  Total costs and expenses.........................        --        602
                                                     ---------  ---------
Income (loss) from operations of closed stores..... $      --  $      39
                                                     =========  =========

The Company incurred no costs related to the closure of stores in the quarter ended October 30, 2004. Net costs associated with the closure of stores totaled $0.1 million in the quarter ended November 1, 2003, primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The Company currently has no plans to close additional stores. In the event the Company is unable to improve the operating performance of any underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $1.4 million in the third quarter of fiscal 2004 as compared to a net loss of $2.6 million in the third quarter of 2003. On a per share basis (basic and diluted), the net loss was $0.11 per share in the third quarter of 2004 as compared to $0.20 per share in the third quarter of 2003.

Three Quarters of Fiscal 2004 Compared to Three Quarters of Fiscal 2003

Net Sales

Net sales from continuing operations increased by approximately $7.2 million to $440.2 million in the first three quarters of fiscal 2004 as compared to $433.0 million in the first three quarters of fiscal 2003, an increase of 1.7%. This increase was primarily driven by promotions related to the Company's 100th anniversary celebration during the months of March and September, and was partially tempered by continuing consumer uncertainty resulting from significant increases in fuel prices and other economic concerns, and during latter October 2004, the presidential elections. Comparable store sales for the first three quarters of fiscal 2004, which includes sales for stores open for the full period in both years, also increased by 1.7% as compared to the first three quarters of fiscal 2003.

The Company operated 63 department stores and 10 specialty stores as of the end of the third quarter of fiscal 2004, as compared to 64 department stores and 11 specialty stores as of the end of the third quarter of fiscal 2003.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards decreased approximately $0.5 million, or 17.8%, in the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003. As a percent of net sales, net credit revenues was 0.5% of net sales in the first three quarters of fiscal 2004 as compared to 0.6% in the first three quarters of fiscal 2003. Net credit revenues consist of the following:

                                                       Three Quarters
                                                     --------------------
(In thousands of dollars)                              2004       2003
---------------------------------------------------  ---------  ---------
Service charge revenues............................ $   2,197  $   1,792
Interim servicing compensation - net  .............                1,088
Amortization of interest-only strip  ..............                 (313)
Recoveries on previously charged off receivables...       127        260
                                                     ---------  ---------
                                                    $   2,324  $   2,827
                                                     =========  =========

The increase in service charge revenues reflects a stabilization of the accounts receivable portfolio subsequent to conversion to the HSBC processing center and efforts by the Company and HSBC to enhance related program revenues.

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

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the first three quarters of fiscal 2004 was virtually equal to the first three quarters of fiscal 2003.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first three quarters of fiscal 2004 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $14.9 million in the first three quarters of fiscal 2004 and $14.8 million in the first three quarters of fiscal 2003.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $3.7 million to $285.7 million in the first three quarters of fiscal 2004 as compared to $282.0 million in the first three quarters of fiscal 2003, an increase of 1.3%. The resulting increase in gross margin dollars of $3.5 million is mainly due to the increase in net sales. The Company's gross margin percentage increased to 35.1% in the first three quarters of fiscal 2004 as compared to 34.9% in the first three quarters of fiscal 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $2.1 million to $149.0 million in the first three quarters of fiscal 2004 as compared to $146.9 million in the first three quarters of fiscal 2003, an increase of 1.4%. The increase is primarily attributable to recent increases in unemployment insurance contribution rates and worker's compensation loss development rates in California. The Company is continuing to experience benefits from its cost control initiatives, but expects to see offsetting pressures from such rate increases in the foreseeable future. As a percent of net sales, selling, general and administrative expenses from continuing operations in the first three quarters of fiscal 2004 decreased 0.1% as compared to the first three quarters of fiscal 2003 as a result of the higher sales volume.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $9.0 million in the first three quarters of fiscal 2004 as compared to $10.0 million in the first three quarters of fiscal 2003. As a percent of net sales, depreciation and amortization expense decreased to 2.0% in the first three quarters of fiscal 2004 as compared to 2.3% in the first three quarters of fiscal 2003. These decreases are partially due to the expiration of certain capital leases and as a percent to sales partially due to the higher sales volume.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $2.7 million to $7.3 million in the first three quarters of fiscal 2004 as compared to $10.0 million in the first three quarters of fiscal 2003, a decrease of 27.3%. As a percent of net sales, interest expense decreased to 1.7% in the first three quarters of fiscal 2004 as compared to 2.3% in the first three quarters of fiscal 2003. These decreases are primarily due to reductions in interest rates charged on the Company's revolving line of credit and the elimination of certain higher interest debt facilities, resulting from the amendment and extension of the Company's revolving credit facility, as well as a total debt reduction of $28.9 million at the end of the first three quarters of fiscal 2004 as compared to the end of the first three quarters of fiscal 2003. These interest reductions were partially offset by one-time charges of $0.4 million for the early termination of certain debt in the first half of fiscal 2004 in connection with the amendment and extension of the Company's revolving credit facility. The weighted average interest rate applicable to the revolving credit facility was 5.0% in the first three quarters of fiscal 2004 (4.8% at October 30, 2004) as compared to 5.2% in the first three quarters of fiscal 2003.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $1.3 million in the first three quarters of fiscal 2004 and $1.8 million in the first three quarters of fiscal 2003. Fiscal 2003 included recovery of reserves of approximately $0.3 million related to the final settlement of certain net operating loss carry-back claims.

Income Taxes

The Company's interim effective tax benefit rates from continuing operations of 38% in the first three quarters of fiscal 2004 and 36.8% in the first three quarters of fiscal 2003 relate to the net losses incurred in those periods. The effective tax benefit rate for fiscal 2004 includes the year-to-date impact of a third quarter adjustment to the projected effective annual rate of 38% from the previously projected rate of 39% used for the first half of fiscal 2004. This adjustment was primarily attributable to the retroactive renewal in the third quarter of certain federal credits which had expired as of December 31, 2003. The effective tax benefit rate for the third quarter of fiscal 2003 reflects the effects of application of tax allocations to discontinued operations. The effective tax benefit rate for the Company in total for fiscal 2003 was 36.5%. The increase in the interim effective tax benefit rate compared to prior year is primarily attributable to improved earnings performance and near-term earnings outlook for the remainder of fiscal 2004.

Loss From Continuing Operations

The Company reported a loss from continuing operations of $3.1 million, or $0.24 per share (basic and diluted), in the first three quarters of fiscal 2004 as compared to a loss from continuing operations of $5.8 million, or $0.45 per share (basic and diluted), in the first three quarters of fiscal 2003.

Discontinued Operations

During fiscal 2003 the Company closed six stores and one specialty store. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.6 million in the first three quarters of fiscal 2003. The loss from operation of discontinued stores consists of the following:

                                                       Three Quarters
                                                     --------------------
(In thousands of dollars)                              2004       2003
---------------------------------------------------  ---------  ---------
Net sales from closed stores....................... $   --     $   5,561
Cost of sales......................................     --         3,495
Selling, general and administrative expenses.......     --         2,569
Depreciation and amortization......................     --            58

  Total costs and expenses.........................        --      6,122
                                                     ---------  ---------
Income (loss) from operations of closed stores..... $      --  $    (561)
                                                     =========  =========

Net costs associated with the closure of stores were minor in the first three quarters of fiscal 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. Net costs associated with the closure of stores totaled $0.5 million in the first three quarters of fiscal 2003, primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The Company currently has no plans to close additional stores. In the event the Company is unable to improve the operating performance of any underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $3.1 million in the first three quarters of fiscal 2004 as compared to net loss of $6.6 million in the first three quarters of 2003. On a per share basis (basic and diluted), the net loss was $0.24 per share in the first three quarters of 2004 as compared to $0.51 per share in the first three quarters of 2003.

Liquidity and Capital Resources

As described more fully in the Company's 2003 Annual Report on Form 10-K/A and Note 6 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, and by short-term trade and factor credit. As described more fully-in the Company's 2003 Annual Report on Form 10-K/A, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to HSBC. Proceeds from the sale were used to reduce the Company's debt, including off-balance sheet securitization obligations, by over $100 million. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

For the thirty-nine weeks ended October 30, 2004, net cash used in operating activities was $18.0 million compared to $40.1 million for the comparable period last year. The reduction in net cash used in operating activities reflects a lower net loss for the period and is also primarily driven by increases in the change in trade accounts payable and accrued expenses from the beginning of the fiscal year as compared to the same period last year.

Net cash used in investing activities was $8.9 million for the thirty-nine weeks ended October 30, 2004 compared to $3.0 million for the comparable period last year. The increase in net cash used in investing activities reflects an increase in capital expenditures of $5.9 million over last year related to the resumption of the Company's store remodeling and expansion programs.

Net cash provided by financing activities was $28.1 million for the thirty-nine weeks ended October 30, 2004 compared to $43.1 million for the comparable period last year. The decrease in net cash provided by financing activities principally reflects the payoff of the high interest rate Kimco note, net of a smaller replacement term note under the Company's amended and extended credit facility with GE Capital and related debt issuance costs. Slightly lower borrowings on the revolving credit facility were partially offset by increased bank overdraft balances.

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

As of October 30, 2004, outstanding borrowings under the GE facility totaled $89.0 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $62.0 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

Although the GE facility expires in February 2007 and the Company has the intent and believes it will have the ability to maintain this debt outstanding for more than one year, the Company has classified its borrowings under the facility as a current liability in accordance with the provisions set forth in Emerging Issues Task Force (EITF) 95-22 "Balance Sheet Classifications, Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement." The accompanying balance sheet at November 1, 2003 has been restated to reclassify $50 million of borrowings under the revolving credit facility previously reported as long-term liabilities to current liabilities.

As of October 30, 2004, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.75% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio (as defined in the agreement) of 1:1, a prohibition on the payment of dividends on capital stock and restrictions on the ability of the Company to pay principal of subordinated indebtedness or repurchase its capital stock.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first three quarters of fiscal 2004, totaling $9.0 million, were primarily related to renovation, refixturing, and expansion of certain existing locations and certain information system enhancements.

The Company is in the process of remodeling certain existing store locations. As of October 30, 2004, the estimated remaining cost of such projects is $1.4 million. Such projects are expected to be fully complete in fiscal 2004. The Company presently has no commitments to open any new stores in fiscal 2004. In July of fiscal 2004 the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The anticipated completion date of the project is Summer 2005 with an estimated net cost to the Company of approximately $4.5 million.

As of October 30, 2004, the Company had issued a total of $3.2 million of standby letters of credit and documentary letters of credit totaling $2.4 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity, including cash generated by operations, liquidity provided by the GE facility and other financial resources, will be adequate to meet the Company's planned cash requirements for the next twelve months. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to the availability of adequate borrowing capacity, adequate cash flows generated by operations and the adequacy of factor and trade credit. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if these sources of liquidity are significantly reduced or eliminated, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as of October 30, 2004. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurances that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures.

Changes in Internal Controls Over Financial Reporting

Subsequent to the issuance of our condensed financial statements for the quarter ended May 1, 2004, the Company's management determined that borrowings under its revolving credit facility should have been classified as short-term on the consolidated balance sheets. As a result, the accompanying balance sheet as of November 1, 2003 has been restated. The Company performed a thorough review of all new loan agreements to specifically identify proper classification of debt.

This evaluation referred to above did not identify any other significant matters in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. EXHIBITS

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

Gottschalks Inc.
(Registrant)
December 7, 2004	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
December 7, 2004	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3) PDF
31.2	Section 302 Certification of Chief Administrative Officer. (3) PDF
32.1	Certification of President and Chief Executive Officer and Chief Administrative Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (3) PDF

(1) Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-3949).

(2) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100).

(3) Furnished concurrently herewith.