Form 10-K
period 2005-01-29
GOTTSCHALKS INC
filed 2005-04-29
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2004: Common Stock, $.01 par value: $61,239,760.

      On March 31, 2005, the Registrant had outstanding 13,093,269 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 23, 2005, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

Gottschalks Inc.

2004 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Item 1. BUSINESS

GENERAL

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of January 29, 2005, the Company operated 63 full-line "Gottschalks" department stores located in 6 Western states, with 39 stores located in California, 12 in Washington, 6 in Alaska, and 2 in each of Oregon, Nevada and Idaho. The Company also operates 6 "Village East" and "Gottschalks" specialty stores which carry a limited selection of merchandise. The Company is incorporated in the state of Delaware.

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

Gottschalks Inc. dissolved its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), on July 30, 2003. This subsidiary was formed in 1994 in connection with a receivables securitization program. As more fully described in Note 2 to the Consolidated Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household Bank (SB), N.A., which has subsequently been acquired by HSBC Group ("HSBC").

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

The Company has also directed considerable effort towards improving the quality and increasing the penetration of private-label merchandise in its overall merchandise mix. The Company's most well recognized private-label is "Shaver Lake," currently carried in the womens, mens and childrens departments, as well as in certain departments in the home division. The "Shaver Lake" brand is exclusively offered in Gottschalks stores, and provides an opportunity to increase Gottschalks' brand acceptance and promote competitive differentiation. The Company plans to expand its private label offerings in mens and womens casual clothing in 2005 through additional brand names such as Methode.

The Company purchases merchandise from numerous suppliers. In no instance did purchases from any single vendor amount to more than 5.0% of the Company's net purchases in fiscal 2004. The Company's merchandising activities are conducted centrally from its corporate offices in Fresno, California.

The Company's merchandise mix as a percentage of total sales (including leased department sales) is reflected in the following table:

                                         Fiscal Years
                        -------------------------------------------
                         2004     2003     2002     2001     2000
                        -------  -------  -------  -------  -------
Women's Apparel........   28.6%   28.1%   29.0%   29.3%   28.0%
Cosmetics, Shoes
  & Accessories........   25.3     24.3     23.6     22.5     22.5
Home...................   18.9     20.1     20.4     20.1     20.8
Men's Apparel..........   12.8     13.3     13.0     13.8     14.0
Junior's and
 Children's Apparel....   10.8     10.6     10.5     10.5     10.7
Leased Departments.....    3.6      3.6      3.5      3.8      4.0
                        -------  -------  -------  -------  -------
  Total Sales..........  100.0%  100.0%  100.0%  100.0%  100.0%
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

The Company's department stores are generally anchor tenants of regional shopping malls or strategically located strip centers. Other anchor tenants in the malls or strip centers generally complement the Company's goods with a mixture of competing and non-competing merchandise and serve to increase customer foot traffic. With new enclosed, regional shopping mall construction on the decline, the Company's strategy is to open stores in smaller and more diverse locations that may not be served by its larger competitors that adopt a more standardized approach to expansion and "Lifestyle Centers" that feature a variety of retailers, upscale restaurants and typically a major, multi-screen movie theatre.

The Company currently has 2 new stores opening in 2005. On April 15, 2005 the Company opened a 43,260 square foot store in the Heritage Mall in Albany, Oregon. This will represent the third store the Company operates in the State of Oregon. In early August 2005 the Company plans to open a 100,000 square foot 2 level store in a Lifestyle Center located in a high growth area in the northern part of Fresno, CA. This store is being developed as a new prototype for the Company that will feature a balanced merchandise presentation that will focus on the 35 to 45 year old customer, as well as, appealing to the traditional 55 year old customer base. Future new store openings will focus on sites that will serve to "fill in" geographical areas between existing stores. Management believes this strategy will improve the Company's ability to leverage advertising, transportation and other operating costs more effectively. In addition to opening individual store locations, the Company may also pursue additional selective strategic acquisitions as stores may become available as a result of competitor consolidations.

The Company has continued to invest in the renovation and refixturing of its existing store locations in an attempt to maintain and improve market share in those market areas. In fiscal 2002 and 2003, the Company reduced its expenditures for renovation and refixturing primarily because of liquidity concerns. However, the Company increased such capital expenditures in fiscal 2004 and will initiate further remodel activity at a number of store locations in fiscal 2005.

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

Additionally, in April 2005 the Company closed a 36,000 square foot store in Fig Garden Village in Fresno, CA, the impact of which will be more than offset by the August 2005 opening of the 100,000 square foot store in northern Fresno, CA.

During 2004, the Company closed 5 specialty stores and integrated their merchandise into the nearby Gottschalks stores in the malls where they reside.

The following tables present selected data related to the Company's stores for the fiscal years indicated:

                                             Fiscal Years
                           ----------------------------- --- ------------------
                            2004       2003       2002        2001       2000
                           -------    -------    -------     -------    -------
Stores open at year-end:
--------------------------
Department stores.........     63         63  (1)    69  (1)     73 (1)     79 (2)
Specialty stores (3)......      6         11         12          13         17
                           -------    -------    -------     -------    -------
    Total                      69         74         81          86         96
                           =======    =======    =======     =======    =======

Gross store square
footage(4) (in thousands):
--------------------------
Department stores.........  5,406      5,406      5,665       5,876      6,139
Specialty stores..........     30         42         54          54         63
                           -------    -------    -------     -------    -------
    Total                   5,436      5,448      5,719       5,930      6,202
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

In 2004, the Company celebrated its 100th year of operation under the Gottschalks name. This unique event was the focal point of marketing and merchandising strategies throughout the year culminating in a gala and the ringing of the closing bell of the New York Stock Exchange on September 17, 2004, the actual date of the 100th Year Anniversary.

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

Management focus for 2005 will also include an increased effort to attract and service the 30 to 55 year old age group, as well as, the Hispanic customer that continues to be a growing segment of the customer base in many current markets.

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

Private-Label Credit Card

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement, the Company sold its proprietary credit card accounts and accounts receivable to HSBC. The $102.8 million proceeds consisted of $100.3 million for the sale of the accounts and receivables and $2.5 million in prepaid program revenues. Proceeds from the sale were used to pay in full $73.2 million principal and interest due to certificateholders under the Company's accounts receivable securitization program plus $3.4 million in prepayment penalties. The remaining proceeds of $26.2 million were applied as a reduction of outstanding borrowings under the Company's revolving credit facility.

In connection with the sale, the Company entered into two additional agreements, an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until May 14, 2003. HSBC compensated the Company for providing the interim servicing. The compensation was equal to the costs of providing such services during the interim period.

The CCA sets forth the terms and conditions under which HSBC will issue Gottschalks private-label credit cards and pay the Company for sales made on the cards. The CCA has a term of five (5) years and is cancellable by either party under certain circumstances. The CCA further provides for the Company to be paid a percentage of Net Cardholder Charges and a percentage of other Revenue (such terms as defined in the CCA). The Company has determined during the course of 2003 that the amounts received under the CCA approximately equal the net revenues from its former in-house credit card operations, net of operating expenses and interest expense. No assurances can be given that the amounts under the CCA will continue at those levels or at all.

Credit Card Program

Management believes the private-label credit card enhances the Company's ability to generate and retain market share as well as increase sales. Private-label credit card sales as a percentage of total sales were 40.1%, 41.2%, and 43.2% in fiscal 2004, 2003, and 2002, respectively. The decline in the private card penetration is due to the transition of service from the Company to HSBC. Efforts are underway between the Company and HSBC to increase the private card penetration in 2005.

The Company has a variety of credit-related programs which management believes have improved customer service and will increase credit-sales. Such programs include:

  An "Instant Credit" program, through which successful credit applicants receive a discount ranging from 10% to 50% (depending on the results of the Instant Credit scratch-off card) on their first purchase and 10% on additional purchases made the remainder of the day the account is opened;

  A "55-Plus" charge account program, which offers additional merchandise and service discounts to customers 55 years of age and older; and

  Various credit-card related promotional events throughout the year.

A key element to the re-vitalizaiton of the Company's private label credit card relates to the re-structured Rewards program, which was redesigned in 2004, as described below:

The "Gottschalks Rewards" program offers one point for every one dollar in net annual spending using the Company's private label credit card. At the end of each calendar year qualifying customers are sent a merchandise certificate for up to 5% of the total points accumulated, up to a maximum of 10,000 points. Using a "points-based" system allows the Company to offer "double point" opportunities for opening new accounts and other promotions periodically throughout each year.

Competition and Seasonality

See Part I, Item I, "Risk Factors - We Face Significant Competition from Other Retailers" and "Risk Factors - The Company's Business is Susceptible to Economic Conditions and Other Factors That Affect Its Markets, Some of Which are Beyond Its Control".

Employees

As of January 29, 2005, the Company had approximately 5,700 employees, including 3,420 employees working part-time (less than 32 hours per week on a regular basis). As of January 31, 2004, the Company had 5,800 employees (including 3,490 working part-time). The decrease in the number of employees from the prior year is partially attributable to the store closures in fiscal 2003. The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately 57 employees in two former Lamonts locations in King County, Washington are covered by a collective bargaining agreement with the United Food and Commercial Worker's Union (UFCW). Management does not believe that the agreement will have a material affect on the Company's business, financial condition or results of operations. Management considers its employee relations to be good.

ACQUISITIONS

The Company has completed two significant acquisitions in its operating history, including the acquisition of 8 stores from The Harris Company ("Harris") in fiscal 1998, and an additional 34 store locations from Lamont's Apparel, Inc. ("Lamonts") in fiscal 2000.

The Harris Acquisition

On August 20, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Harris, a wholly-owned subsidiary of El Corte Ingles ("ECI") of Spain. Harris operated nine full-line department stores located in the Southern California area. As planned, the Company closed one of the acquired stores on January 31, 1999. The purchase price for the assets consisted of 2,095,900 shares of common stock of the Company and a $22.2 million 8% Extendable Subordinated Note, due August 2003 (subsequently extended to May 2009) (the "Subordinated Note"). As a result of the acquisition, Harris became a significant stockholder of the Company, and both Harris and ECI became affiliates of the Company. The Company also leases three of its store locations from ECI. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources - Transactions with Affiliate.")

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

  the impact of higher interest rates;

  the impact of higher operating costs, including workers' compensation, unemployment compensation, health care and energy costs;

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

The Company's Sources of Liquidity Are Limited

The Company's working capital requirements are currently met through a combination of cash generated by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit, and by proceeds from external financings and sale transactions. In the event these sources of liquidity are not adequate, the Company may be required to pursue one or more alternative sources, which could include the sale of additional stores or the issuance of additional equity or equity-linked securities. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, the Company's business, financial condition and results of operations may be materially adversely affected.

Although the Company has significantly improved its leverage position, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes may be limited. This limited financial flexibility may result in increased vulnerability to general adverse economic and industry conditions, a more limited ability to react to changes in the business environment and the industry in which the Company competes, and the Company being at a competitive disadvantage with competitors that have less debt and greater access to capital resources.

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

The Company May Face Higher Operating Costs

Approximately 52.3% of the Company's debt at January 29, 2005 has underlying variable interest rates, which may result in higher interest expense in the event interest rates are raised. (See Item 7A "Qualitative and Quantitative Disclosures about Market Risk.")

A substantial portion of the Company's stores are located in California and Washington. As a result, the Company is particularly sensitive to negative occurrences in those states. In mid-fiscal 2001, problems associated with the deregulation of the electric industry in California resulted in intermittent service interruptions and higher utility rates. The Company may face similar situations in the future. The Company's inability to adequately address these problems could have a material adverse affect on its financial position and results of operations. In addition, the Company is facing higher workers' compensation, unemployment compensation, health insurance and property and casualty insurance costs in the market areas in which it operates. There can be no assurance that the Company will be able to fully offset the negative impact of such higher costs.

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

Item 2. PROPERTIES

Corporate Office and Distribution Center

The Company's corporate headquarters is located in an office building in Fresno, California. The building was constructed in 1991 and is owned by a limited partnership in which the Company holds a 36% interest as the sole limited partner. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in 2011. The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. As described in Note 6 to the Consolidated Financial Statements, the Company has financed its interest in the partnership with a three-year promissory note maturing in May 2005. Because of the favorable interest rate environment, on March 15, 2005 the Company extended the financing of its interest in the partnership through an amortizing five-year note at a fixed interest rate of 7.5%. The Company believes that its current office space is adequate to meet its office space requirements for the foreseeable future.

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

Store Leases and Locations

The Company owns seven of its 63 department stores, all but one of which are subject to mortgage loans, and leases the remaining 56 department stores and all of its 6 specialty stores, and remains obligated under the lease for one of the department stores closed in fiscal 2001. Most of the Company's department store leases expire in various years through 2021, and have renewal options for one or more periods ranging from five to 20 years. Leases for specialty store locations generally do not contain renewal options. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

Certain of the department and specialty store leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs, and, in certain cases, also provide for rent abatements and scheduled rent increases during the lease terms. The Company leases three of its department stores from ECI, an affiliate of the Company. Additional information pertaining to the Company's store leases is included in Note 7 to the Consolidated Financial Statements.

The following table contains additional information about the Company's stores open as of the end of fiscal 2004:

                              #        Gross
                             of       Square
          State            Stores   Footage(1)
------------------------- --------- -----------
Department Stores:
  California.............       39   4,048,636
  Washington.............       12     627,102
  Alaska.................        6     339,987
  Oregon.................        2     110,400
  Nevada.................        2     199,300
  Idaho..................        2      80,054

                          --------- -----------
     Total                      63   5,405,479
                          ========= ===========

Specialty Stores:
  California.............        5      26,856
  Nevada.................        1       3,211
                          --------- -----------
    Total                        6      30,067
                          ========= ===========

_______________________

(1) Reflects total store square footage, including office space, storage, service and other support space, and selling space.

Item 3. LEGAL PROCEEDINGS

On March 5, 2004, AT&T filed a breach of contract complaint in the United States District Court in Fresno, California demanding the payment of approximately $768,000 for telecommunication services allegedly supplied to the Company in 2002 and 2003. The Company has answered and denied the AT&T allegations and demand. At this time it is not possible to predict the outcome of this dispute. The Company believes that it is not liable for the amounts demanded by AT&T, however, it has accrued liabilities for estimated settlement costs that management believes are reasonable. Although the final resolution of these matters may be greater than the Company's recorded liability, management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed for trading on both the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol "GOT" during the periods indicated:

                            2004              2003
                       ----------------  ----------------
Fiscal Quarters         High      Low     High      Low
---------------------  -------  -------  -------  -------
   1st Quarter....... $  6.48  $  4.73  $  1.58  $  0.94
   2nd Quarter....... $  6.10  $  4.66  $  2.17  $  1.15
   3rd Quarter....... $  6.89  $  3.85  $  4.00  $  1.80
   4th Quarter....... $  9.15  $  6.03  $  4.68  $  3.14

On March 31, 2005, the Company had 705 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The closing price of the Company's common stock as reported by the NYSE on March 31, 2005 was $10.35 per share.

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

The following table provides information as of January 29, 2005 about the Company's common stock that may be issued upon the exercise of options granted to employees or members of the Board of Directors under all of the Company's existing equity compensation plans.

                                                                                Number of
                                                                                securities
                                                                                remaining
                                                                              available for
                                                                             future issuance
                                                                               under equity
                                                Number of       Weighted-      compensation
                                              securities to be   average          plans
                                               issued upon       exercise       (excluding
                                                exercise of      price of       securities
                                                outstanding    outstanding     reflected in
Plan Category                                     options        options       column (a))
--------------------------------------------- ---------------  ------------  ----------------
Equity compensation plans approved by
  security holders...........................    1,547,750        $4.96          594,500
Equity compensation plans not approved by
  security holders...........................       N/A            N/A             N/A
                                              ---------------  ------------  ----------------
Total........................................    1,547,750        $4.96          594,500
                                              ===============  ============  ================

Item 6. SELECTED FINANCIAL DATA

The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 29, 2005, January, 31, 2004, February 1, 2003, February 2, 2002 and February 3, 2001 are referred to herein as fiscal 2004, 2003, 2002, 2001 and 2000, respectively. All fiscal years noted include 52 weeks, except for fiscal 2000, which includes 53 weeks. Management believes the Company's results of operations for fiscal 2000 were not materially affected by results applicable to the 53rd week.

The selected financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of the Company and related notes included elsewhere herein.

Subsequent to the issuance of its financial statements for the year ended January 31, 2004, as a result of a letter issued on February 7, 2005 by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their applications under generally accepted accounting principles in the United States of America ("GAAP"), the Company determined that its then current manner in which it accounted for certain lease related matters was not in accordance with GAAP. Corrections to the Company's lease accounting policies include an adjustment to depreciation expense to correct the depreciable lives being used for certain leasehold costs and improvements, and to correct the recording of certain tenant allowances and construction reimbursements, as reductions in rent expense, which are included in selling general and administration expenses, that had previously been recorded as reductions in the cost of the underlying constructed assets. In addition, the restatement includes adjusting lease terms of certain leases to include bargain renewal option periods where exercise of the options would be reasonably assured, and recognizing the straight-line effect over the lease term of such changes in rents during the options periods. Accordingly, fiscal years 2000 through 2003 have been restated from amounts previously reported. See Note 16 of the accompanying consolidated financial statements.

In addition, the Company had previously classified newly generated receivables and payments on receivables under the securitization program as investing activities, and classified the gross proceeds from the sale of its proprietary credit card portfolio and the repayment of the 1999-1 and 2000-1 Series Certificates as financing activities in its consolidated statement of cash flows. To correct this error, the Company has restated its fiscal 2002 consolidated statements of cash flows to reflect the change in receivables and the net proceeds received by the Company from the sale of its proprietary credit card portfolio as operating activities, since the credit card receivables originated from the sale of the Company's merchandise. See Note 16 of the accompanying consolidated financial statements.

                                                                    Fiscal Years
                                             ------------- ---------------------------------------------------
                                               2004         2003(1)       2002(1)       2001(1)       2000(1)
                                             ---------     ---------     ---------     ---------     ---------
(In thousands of dollars, except share data)             (as restated) (as restated) (as restated) (as restated)
RESULTS OF OPERATIONS:
Net sales.................................. $ 661,992     $ 660,574     $ 665,916     $ 678,866     $ 643,385
Net credit revenues........................     3,106         3,729         8,225         8,420         9,150
Net leased department
  revenues (2).............................     3,515         3,525         3,557         3,965         3,853
                                             ---------     ---------     ---------     ---------     ---------
   Total revenues..........................   668,613       667,828       677,698       691,251       656,388
                                             ---------     ---------     ---------     ---------     ---------
Costs and expenses:
  Cost of sales............................   432,128       435,370       441,426       450,723       421,329
  Selling, general and
   administrative expenses.................   206,897       203,448       207,367       210,147       193,883
  Depreciation and
   amortization (3)........................    13,325        14,497        14,633        14,330        11,918
  Asset impairment charges (4).............        --            --         9,502            --            --
  Store closure costs (5)..................        --            --            --           729
  Receivables sale costs (6)...............        --            --         1,749            --            --
  New store pre-opening
   costs (7)...............................        --            --            --            --         4,684
                                             ---------     ---------     ---------     ---------     ---------
   Total costs and expenses................   652,350       653,315       674,677       675,929       631,814
                                             ---------     ---------     ---------     ---------     ---------
Operating income ..........................    16,263        14,513         3,021        15,322        24,574
                                             ---------     ---------     ---------     ---------     ---------
Other (income) expense:
 Interest expense..........................     9,509        13,296        15,883        14,364        13,750
 Losses on early extinguishment
   of debt (8).............................        --            --         3,695           696            --
 Miscellaneous income......................    (1,565)       (2,262)       (1,802)       (1,587)       (1,408)
                                             ---------     ---------     ---------     ---------     ---------
                                                7,944        11,034        17,776        13,473        12,342
                                             ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
   operations before income taxes..........     8,319         3,479       (14,755)        1,849        12,232

Income tax expense (benefit)...............     3,018         1,243        (6,838)          634         4,622
                                             ---------     ---------     ---------     ---------     ---------
Income (loss) from
   continuing operations...................     5,301         2,236        (7,917)        1,215         7,610

Discontinued operations:
  Loss from operation of closed stores.....                    (547)       (1,948)       (1,721)       (1,180)
  Loss on store closures (9)...............       (31)         (789)       (4,801)
  Income tax benefit.......................       (11)         (454)       (2,295)         (585)         (401)
                                             ---------     ---------     ---------     ---------     ---------
Loss on discontinued operations............       (20)         (882)       (4,454)       (1,136)         (779)

Net income (loss).......................... $   5,281     $   1,354     $ (12,371)    $      79     $   6,831
                                             =========     =========     =========     =========     =========

Net income (loss) per common share
Basic:
   Income (loss) from continuing
    operations............................. $    0.41     $    0.17     $   (0.62)    $    0.10     $    0.60
   Loss on discontinued operations.........      0.00         (0.07)        (0.35)        (0.09)        (0.06)
   Net income (loss) per common share......      0.41          0.10         (0.97)         0.01          0.54
Diluted:
   Income (loss) from continuing
    operation..............................      0.40          0.17         (0.62)         0.10          0.60
   Loss on discontinued operations.........      0.00         (0.07)        (0.35)        (0.09)        (0.06)
   Net income (loss) per common share...... $    0.40     $    0.10     $   (0.97)    $    0.01     $    0.54

Weighted-average number of
  common shares outstanding:
     Basic.................................    12,905        12,830        12,747        12,681        12,614
     Diluted...............................    13,352        12,919        12,747        12,691        12,632

                                                                    Fiscal Years
                                             ------------- ---------------------------------------------------
                                               2004         2003(1)       2002(1)       2001(1)       2000(1)
                                             ---------     ---------     ---------     ---------     ---------
(In thousands of dollars)                                (as restated) (as restated) (as restated) (as restated)
SELECTED BALANCE SHEET DATA:
Retained interest in
  receivables sold......................... $      --     $      --     $      --     $  19,222     $  19,853
Receivables, net...........................     6,920         9,145        10,641        11,331         9,248
Merchandise inventories (10)...............   152,753       156,552       164,615       161,041       185,226
Property and equipment, net................   126,509       127,561       138,910       152,804       148,440
Total assets...............................   315,575       322,199       347,849       392,336       410,775
Working capital............................    94,439        58,444        50,241        29,188        31,011
Long-term obligations,
  less current portion.....................    71,403        41,302        45,097        35,216        33,012
Subordinated note
  payable to affiliate.....................    21,180        22,180        21,989        21,646        21,303
Stockholders' equity.......................   112,356       106,368       104,886       117,132       116,878

                                                                    Fiscal Years
                                             ------------- ---------------------------------------------------
                                               2004          2003          2002          2001          2000
                                             ---------     ---------     ---------     ---------     ---------
                                        (In thousands of dollars, except percentages, ratios and per square foot data)
OTHER SELECTED DATA:
Sales growth:
  Total store sales (11)...................     (0.7)%        (3.5)%        (2.7)%          8.5%(12)     22.6% (13)
  Comparable store sales (14)..............       0.2%        (0.7)%        (0.8)%          0.4%(12)      5.6% (15)
                                                                                                               (16)
Comparable stores data (14)(17):
  Sales per selling square foot............ $     149     $     149     $     148 (18)$     173 (18)$     176
  Selling square footage...................     4,451         4,451         4,654 (18)    3,478 (18)    3,384

Capital expenditures....................... $  13,745     $   4,363     $   8,279     $  18,683     $  29,635
Current ratio..............................     2.18:1        1.47:1        1.35:1        1.16:1        1.15:1

__________________________

(1) Fiscal years 2000 through 2003 have been restated from amounts previously reported as discussed in Note 16 of the accompanying consolidated financial statements.

(2) Net leased department revenues consist of sales totaling $24.3 million, $24.5 million, $24.9 million, $28.9 million, and $27.7 million in fiscal 2004, 2003, 2002, 2001, and 2000, respectively, less cost of sales.

(3) Depreciation and amortization includes the amortization of goodwill totaling $570,000 and $553,000 in fiscal 2001 and 2000, respectively, and the (amortization) accretion of leasehold interests totaling $37,200 in each of fiscal 2004, 2003, 2002, and 2001 and $18,600 in fiscal 2000. Effective the beginning of fiscal 2002, the Company implemented the provisions of SFAS No. 142. As a result, the Company no longer amortizes goodwill and instead tests it annually for impairment. The Company continues to amortize leasehold interests (see Note 1 to the Consolidated Financial Statements).

(4) The fiscal 2002 charge consists of non-cash asset impairment charges to write down long-lived assets related to certain underperforming stores (see Note 9 to the Consolidated Financial Statements).

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

(8) The 2002 amount represents securitization program prepayment penalties and the write-off of unamortized loan fees (see Note 2 to the Consolidated Financial Statements). The 2001 amount consists of the prepayment penalty and the write-off of unamortized loan fees related to the early retirement of the Company's previous revolving credit facility (see Note 5 to the Consolidated Financial Statements).

(9) The fiscal 2004 amount consists of incremental costs associated with the closure of one store at January 31, 2004. The fiscal 2003 amount represents costs related to the closure of seven stores primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The fiscal 2002 amount represents costs associated with the closure of four stores in fiscal 2002 including lease termination costs, severance, and other incremental costs associated with the store closings, asset impairment charges related to stores closed in fiscal 2003 and fiscal 2002, and a gain on sale of two store leases and certain fixtures in fiscal 2002. See Note 8 to the Consolidated Financial Statements.

(10) The decrease in inventory from fiscal 2003 to 2004 is primarily due to the reduction of inventory levels to more closely reflect selling trends, and to store closures. The decrease in inventory from fiscal 2000 to fiscal 2001 and from fiscal 2002 to 2003 is primarily due to store closures.

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

(16) The comparable store sales increases in fiscal 2000 were favorably impacted by the conversion of leased shoe departments to owned departments in 28 department stores effective August 1, 1999.

(17) Includes leased department sales in order to facilitate an understanding of the Company's sales relative to its selling square footage.

(18) The decrease in sales per selling square foot and the increase in selling square footage from 2001 to 2002 are attributable to the inclusion in 2002 comparable stores of the less productive former Lamonts stores.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors that have affected the Company's financial position and its results of operations for the periods presented in the accompanying consolidated financial statements.

Fiscal 2004, 2003 and 2002 results all include 52 weeks.

Overview

The Company is a regional department and specialty store chain completing its 100th year of operation. As of January 29, 2005, the Company operated 63 full-line "Gottschalks" department stores located in six Western states, with the majority of those stores located in California. The Company also operates 6 "Village East" and "Gottschalks" specialty stores which carry a limited selection of merchandise.

The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including mens, womens, juniors and childrens apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings including china, housewares, domestics, small electric appliances and, in selected locations, furniture and mattresses.

The Company's operations are significantly impacted by competitive pressures from department stores, specialty stores, mass merchandisers and other retail channels, as well as general consumer-spending levels, including the impact of employment levels and other economic conditions. Such pressures during fiscal 2004 were partially offset by promotional activities surrounding the celebration of the Company's 100th anniversary resulting in a marginal increase in comparable store sales for fiscal 2004 of 0.2% as compared to fiscal 2003.

The Company's fiscal 2000 acquisition of 34 stores from the former Lamont's chain put significant pressure on the Company's operating performance and liquidity position. The Company subsequently closed 16 of the acquired stores and charged off the related assets and leasehold intangibles. In January 2003 the Company terminated its private label credit card receivables securitization program and sold the accounts and receivables to a third party, resulting in the payoff of $73.2 million in off balance sheet debt and reduction in outstanding borrowings on the Company's revolving line of credit of approximately $30.0 million. In March 2004 the Company amended and extended its revolving line of credit reducing the interest margin paid on outstanding borrowings and replacing certain higher variable interest debt with lower fixed interest debt. The Company was able to reduce its debt by an additional $22.4 million during fiscal 2004.

As a result of this strategic repositioning the Company has been able to refocus on its marketing and merchandising strategies. In addition, the Company has resumed its "raise the bar" programs in its existing stores and is beginning to enhance top line growth through new store openings. On April 15, 2005 the Company opened a new 43,000 square foot store in Albany, Oregon and plans to open a 100,000 square foot lifestyle store in August 2005 in Fresno, California.

Subsequent to the issuance of its financial statements for the year ended January 31, 2004, as a result of views expressed in a letter on February 7, 2005 by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their applications under generally accepted accounting principles in the United States of America ("GAAP"), the Company determined that its then current manner in which it accounted for certain lease related issues was not in accordance with GAAP. Corrections to the Company's lease accounting policies include an adjustment to depreciation expense to correct the depreciable lives for certain leasehold improvements, and to correct the recording of certain tenant allowances and construction reimbursements, as reductions in rent expense, which are included in selling general and administration expenses, that had previously been recorded as reductions in the cost of the underlying constructed assets. In addition, the restatement includes adjusting lease terms of certain leases to include bargain renewal option periods where exercise of the options would be reasonably assured, and recognizing the straight-line effect over the lease term of such changes in rents during the option periods. As a result, the Company restated its consolidated financial statements for the fiscal years ended January 31, 2004 and February 1, 2003. Accordingly, the accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 16 of the accompanying consolidated financial statements.

In addition, the Company had previously classified newly generated receivables and payments on receivables under the securitization program as investing activities, and classified the gross proceeds from the sale of its proprietary credit card portfolio and the repayment of the 1999-1 and 2000-1 Series Certificates as financing activities in its consolidated statement of cash flows for the fiscal year ended February 1, 2003. To correct this error, the Company has restated its fiscal 2002 consolidated statement of cash flows to reflect the change in receivables and the net proceeds received by the Company from the sale of its proprietary credit card portfolio as operating activities, since the credit card receivables originated from the sale of the Company's merchandise. See Note 16 of the accompanying consolidated financial statements.

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

The Company records an allowance for estimated sales returns in the period in which the related sale occurs. These estimates are based primarily on historical sales returns. If the historical data used to calculate these estimates does not properly reflect future returns, adjustments to the allowance for estimated sales returns may be necessary.

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

As of January 29, 2005, the Company had no reserves for store closure costs. In the event the Company decides to close additional store locations in fiscal 2005 or beyond, additional reserves for store closure costs, which may be material, may be incurred.

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property and equipment, goodwill, leasehold interests and other long-term assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. With respect to store locations, the Company performs an evaluation of whether an impairment charge should be recorded whenever a store experiences unfavorable operating performance. A store's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated remaining lease term to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the estimated fair value of the asset is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience in similar locations, changes in merchandising, promotional or operating strategy that may affect the profitability of a particular location, knowledge of the market area and in some cases, expected sale proceeds or sublease income, and independent appraisals. In addition, the analysis assumes that new store locations typically take three years to achieve their full profit potential. Various uncertainties, including but not limited to changes in consumer preferences, increased competition or a general deterioration in economic conditions could adversely impact the expected cash flows to be generated by an asset or group of assets. In fiscal 2002, the Company recorded asset impairment charges in connection with store closures, and such charges are included in loss on store closures in the accompanying consolidated statement of operations. In addition, asset impairment charges were recorded for certain underperforming store locations which continue to be operated. If actual performance or fair value estimates for other locations are less favorable than management's projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment.

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

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 16 of the accompanying consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Consolidated Statements of Operations, expressed as a percent of net sales:

                                               Fiscal Years
                                     -------------------------------
                                       2004       2003       2002
                                     ---------  ---------  ---------
Net sales...........................    100.0%    100.0%    100.0%
Net credit revenues.................      0.5        0.6        1.2
Net leased department revenues......      0.5        0.5        0.5
                                     ---------  ---------  ---------
     Total revenues.................    101.0      101.1      101.7

Costs and expenses:
   Cost of sales....................     65.3       65.9       66.3
   Selling, general and
     administrative expenses........     31.2       30.8       31.1
   Depreciation and amortization....      2.0        2.2        2.2
   Asset impairment charges.........       --         --        1.4
   Store closure costs..............       --         --         --
   Receivables sale costs...........       --         --        0.3
                                     ---------  ---------  ---------
     Total costs and expenses.......     98.5       98.9      101.3
                                     ---------  ---------  ---------
Operating income....................      2.5        2.2        0.4

Other (income) expense:
   Interest expense.................      1.4        2.0        2.3
   Losses on early extinguishment
     of debt........................       --         --        0.5
   Miscellaneous income.............     (0.2)      (0.3)      (0.3)
                                     ---------  ---------  ---------
                                          1.2        1.7        2.5
                                     ---------  ---------  ---------
Income (loss) before income taxes...      1.3        0.5       (2.1)

Income tax expense (benefit)........      0.5        0.2       (1.0)
                                     ---------  ---------  ---------
Income (loss) from
 continuing operations..............      0.8        0.3       (1.1)

Discontinued operations:
  Income (loss) from operation
   of closed stores.................       --       (0.1)      (0.3)
  Loss on store closures............       --       (0.1)      (0.7)
  Income tax benefit................       --       (0.1)      (0.3)
                                     ---------  ---------  ---------
Loss on discontinued operations.....       --       (0.1)      (0.7)
                                     ---------  ---------  ---------
Net income (loss)...................      0.8%      0.2%     (1.8)%
                                     =========  =========  =========

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Net sales from continuing operations increased by approximately $1.4 million, or 0.2%, to $662.0 million in fiscal 2004 as compared to $660.6 million in fiscal 2003. The fiscal 2004 sales increase is primarily attributable to promotional activity related to the celebration of the Company's 100th anniversary, but was tempered by a continuing soft general economic environment in much of the Company's market areas and additional competitive pressures in the Central California markets. Comparable store sales for fiscal 2004, which includes sales for stores open for the full period in both years, increased by 0.2% as compared to the same 52-week period of the prior year.

The Company operated 63 department stores and 6 specialty stores as of the end of fiscal 2004 as compared to 63 department stores and 11 specialty stores as of the end of fiscal 2003. During 2004 the Company closed 5 specialty apparel stores and integrated their merchandise into the nearby Gottschalks store in the malls where they reside. As described more fully in Note 8 to the accompanying financial statements, during fiscal 2003 the Company closed six department stores. Two such stores were closed in February 2003, and one store was closed in each of March 2003, April 2003, July 2003 and January 2004.

Net Credit Revenues

As described more fully in Note 2 to the accompanying financial statements, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.), which has subsequently been acquired by HSBC Group ("HSBC"), the Company sold its private label credit card accounts and accounts receivable to HSBC. In connection with the sale, the Company entered into two additional agreements with HSBC: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until HSBC assumed their servicing on May 14, 2003, as planned. HSBC compensated the Company for providing the services during the interim servicing period. The CCA provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in the table below as service charge revenues. In connection with the sale, the Company also terminated its receivables securitization program.

Net credit revenues related to the Company's credit card receivables portfolio decreased by approximately $0.6 million or 16.7%, to $3.1 million in fiscal 2004 as compared to $3.7 million in fiscal 2003. As a percent of net sales, net credit revenues were 0.5% of net sales in fiscal 2004 as compared to 0.6% in fiscal 2003. Net credit revenues consist of the following:

(In thousands)                                              2004       2003
--------------------------------------------------------  ---------  ---------
Service charge revenues................................. $   2,955  $   2,649
Interim servicing compensation - net....................                1,088
Amortization of interest-only strip.....................                 (313)
Recoveries of previously charged off receivables........       151        305
                                                          ---------  ---------
                                                         $   3,106  $   3,729
                                                          =========  =========

The interim servicing compensation amount represents servicing fees under the ISA attributable to general corporate activities that were not offset by direct costs of servicing the portfolio during the interim period. These revenues ceased at the end of the interim servicing period on May 14, 2003.

In connection with the sale of the receivables, on January 31, 2003, the Company recorded a $313,000 interest-only strip that was amortized over the estimated life of the underlying assets sold (approximately five months). The interest-only strip represented the portion of the initial revenues under the CCA that is considered a residual interest in the assets sold. The interest-only strip was fully amortized at the end of 2003.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments was $3.5 million in fiscal 2004, essentially equal to fiscal 2003. Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of fine jewelry departments and beauty salons, totaled $24.3 million in fiscal 2004 as compared to $24.5 million in fiscal 2003.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $3.3 million to $432.1 million in fiscal 2004 as compared to $435.4 million in fiscal 2003, a decrease of 0.7%. The decrease is primarily due to the decrease in sales volume. The Company's gross margin percentage increased to 34.7% in fiscal 2004 as compared to 34.1% in fiscal 2003. The increase in the gross margin percentage was primarily due to reductions in comparable store average inventory which enabled the Company to increase turnover and better manage its markdown strategies .

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased approximately $3.5 million, or 1.7%, to $207.0 million in fiscal 2004 as compared to $203.5 million in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased 0.4% to 31.2% in fiscal 2004 as compared to 30.8% in fiscal 2003. The increase is primarily attributable to recent increases in unemployment insurance contribution rates and worker's compensation loss development rates in California. The Company is continuing to experience benefits from its cost control initiatives, but expects to see offsetting pressures from such rate increases in the foreseeable future.

Depreciation and Amortization

Depreciation and amortization expense, which includes the (amortization) accretion of intangible assets other than goodwill, decreased by approximately $1.2 million or 8.1%, to $13.3 million in fiscal 2004 as compared to $14.5 million in fiscal 2003. As a percent of net sales, depreciation and amortization expense was 2.0% in fiscal 2004 and 2.2% in fiscal 2003. The dollar decrease is primarily the result of impairment charges taken during fiscal 2002 related to certain underperforming stores, partially offset by additional depreciation related to information systems placed in service during 2002 and capital expenditures for the renovation and expansion of certain existing stores.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $3.8 million to $9.5 million in fiscal 2004 as compared to $13.3 million in fiscal 2003, a decrease of 28.5%. As a percent of net sales, interest expense decreased to 1.4% in fiscal 2004 as compared to 2.0% in fiscal 2003. These decreases are primarily due to lower outstanding borrowings on the Company's revolving credit facility and the elimination of certain higher interest debt facilities resulting from the amendment and extension of the Company's revolving credit facility. Total debt was $22.4 million lower at the end of fiscal 2004 as compared to the end of fiscal 2003. The weighted-average interest rate applicable to the facility was 4.6% in fiscal 2004 as compared to 5.2% in fiscal 2003.

Miscellaneous Income

Miscellaneous income, which includes the amortization of deferred income and other miscellaneous income and expense amounts, decreased by approximately $0.7 million to $1.6 million in fiscal 2004 as compared to $2.3 million in fiscal 2003. As a percent of net sales, miscellaneous income was 0.2% in fiscal 2004 and 0.3% in fiscal 2003. Fiscal 2003 included recovery of reserves related to the final settlement of certain net operating loss carry-back claims.

Income Taxes

The Company's effective tax rate for continuing operations is 36.3% in fiscal 2004 as compared to 35.7% in fiscal 2003. Including the tax benefit reported in discontinued operations, the Company's effective tax rate is 36.3% in fiscal 2004 as compared to 36.8% in fiscal 2003.

Income From Continuing Operations

As a result of the foregoing, the Company reported income from continuing operations of $5.3 million, or $0.40 per diluted share, in fiscal 2004 as compared $2.2 million, or $0.17 per diluted share, in fiscal 2003.

Discontinued Operations

As described more fully in Note 8 to the accompanying financial statements, during fiscal 2003 the Company closed six store locations. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.5 million in fiscal 2003. The loss from operation of discontinued stores consists of the following:

(In thousands)                                               2004        2003
--------------------------------------------------------  ----------  ----------
Net sales from closed stores............................ $           $    6,973

Cost of sales...........................................                  4,437
Selling, general and administrative expenses............                  3,013
Depreciation and amortization...........................                     70
                                                          ----------  ----------
  Total costs and expenses..............................         --       7,520
                                                          ----------  ----------
Loss from operations of closed stores................... $       --  $     (547)
                                                          ==========  ==========

Net costs associated with the closure of stores were minor in fiscal 2004 primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. Net costs associated with the closure of stores totaled $0.8 million in fiscal 2003 consisting of lease termination costs, severance and other incremental costs associated with the store closings.

Certain of the Company's stores may perform below expectations from time to time. In the event the Company is unable to improve the operating performance of such underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

Net Income

As a result of the foregoing, the Company reported net income of $5.3 million in fiscal 2004 as compared $1.4 million in fiscal 2003. On a per diluted share basis the 2004 net income was $0.40 per share as compared to net loss of $0.10 per share in fiscal 2003.

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

The Company operated 63 department stores and 11 specialty stores as of the end of fiscal 2003 as compared to 69 department stores and 12 specialty stores as of the end of fiscal 2002. As described more fully in Note 8 to the accompanying financial statements, during fiscal 2003 the Company closed six department stores. Two such stores were closed in February 2003, and one store was closed in each of March 2003, April 2003, July 2003 and January 2004. During fiscal 2002 the Company closed two stores in each of June 2002 and January 2003.

Net Credit Revenues

As described more fully above and in Note 2 to the accompanying financial statements, in January 2003 the Company sold its private label credit card accounts and accounts receivable to HSBC In connection with the sale, the Company also terminated its receivables securitization program. As a result, net credit revenues related to the Company's credit card receivables portfolio decreased by approximately $4.5 million or 54.7%, to $3.7 million in fiscal 2003 as compared to $8.2 million in fiscal 2002. As a percent of net sales, net credit revenues were 0.6% of net sales in fiscal 2003 as compared to 1.2% in fiscal 2002. Net credit revenues consist of the following:

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

As expected, the Company experienced a substantial decrease in net credit revenues in fiscal 2003 as a result of the receivables sale to HSBC, as well as a reduction in selling, general and administrative expenses as a result of outsourcing the credit card servicing to HSBC and a reduction in interest expense arising from reduced line of credit borrowings resulting from the application of the proceeds from the HSBC transaction. The net credit revenues the Company received under the CCA approximately equaled the net revenues from its former in-house credit card operations, net of operating expenses and interest expense.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased by approximately $0.03 million, or 0.9%, to $3.53 million in fiscal 2003 as compared to $3.56 million in fiscal 2002. This decrease is primarily due to a continued downturn in the general economic environment in much of the Company's market areas resulting in lower consumer spending during the first three quarters of the fiscal year.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by approximately $3.9 million, or 1.9%, to $203.5 million in fiscal 2003 as compared to $207.4 million in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased 0.3% to 30.8% in fiscal 2003 as compared to 31.1% in fiscal 2002. The dollar decrease is primarily attributable to the elimination of the in-house credit card operations in connection with the sale of receivables to HSBC and cost reduction efforts initiated throughout all areas of the Company, particularly in the areas of payroll and related fringe benefits, reduced advertising expenditures resulting from an increased reliance on more effective targeted marketing efforts (partially offset by the change in accounting for certain allowances previously mentioned), and reduced communications costs. Such cost savings were partially offset by increased professional fees and insurance costs. The Company is continuing to implement programs aimed at reducing operating costs throughout all areas of the Company. Although the Company anticipates it will be successful in achieving its cost reduction initiatives, there can be no assurance that the Company will be able to fully offset the impact of increases in certain of these costs in the future.

Depreciation and Amortization

Depreciation and amortization expense, which includes the (amortization) accretion of intangible assets other than goodwill, decreased by approximately $0.1 million or 1.0%, to $14.5 million in fiscal 2003 as compared to $14.6 million in fiscal 2002. As a percent of net sales, depreciation and amortization expense was 2.2% in fiscal 2003 and fiscal 2002. The dollar decrease is primarily the result of impairment charges taken during fiscal 2002 related to certain underperforming stores, partially offset by additional depreciation related to information systems placed in service during 2002 and capital expenditures for the renovation and expansion of certain existing stores.

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

Receivables Sale Costs

In connection with the sale of accounts receivable to HSBC in fiscal 2002, the Company recorded receivable sale transaction costs of $2.0 million including consulting, legal, and other fees, and the net non-cash write-off of the remaining accounts of GCRC. These charges are partially offset by a $0.3 million retained interest only strip that was amortized over the estimated life of the underlying assets sold (estimated to be approximately five months). The interest only strip represents the portion of the initial program fees to be paid that is considered a residual interest in the assets sold.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $2.6 million to $13.3 million in fiscal 2003 as compared to $15.9 million in fiscal 2002, a decrease of 16.3%. As a percent of net sales, interest expense decreased to 2.0% in fiscal 2003 as compared to 2.3% in fiscal 2002. These decreases are primarily due to lower outstanding borrowings on the Company's revolving credit facility as a result of the repayment of some borrowings with part of the net proceeds from the sale of the receivables to HSBC. The weighted-average interest rate applicable to the facility was 5.2% in fiscal 2003 as compared to 5.5% in fiscal 2002.

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

Income Taxes

The Company's effective tax rate for continuing operations is an expense of 35.7% in fiscal 2003 as compared to a benefit of 46.3% in fiscal 2002. Including the tax benefit reported in discontinued operations, the Company's effective tax rate is an expense of 36.8% in fiscal 2003 as compared to a benefit of 42.5% in fiscal 2002. The fiscal 2002 tax benefit includes $0.8 million arising from the realization of net operating loss carryback claims.

Income From Continuing Operations

As a result of the foregoing, the Company reported income from continuing operations of $2.2 million, or $0.17 per diluted share, in fiscal 2003 as compared to a net loss of $7.9 million, or $0.62 per diluted share, in fiscal 2002.

Discontinued Operations

As described more fully in Note 8 to the accompanying financial statements, during fiscal 2003 the Company closed six store locations. During fiscal 2002 the Company closed four store locations. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The net loss from operating these stores was $0.5 million in fiscal 2003 and $1.9 million in fiscal 2002. The loss from operation of discontinued stores consists of the following:

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

Net Income

As a result of the foregoing, the Company reported net income of $1.4 million in fiscal 2003 as compared to a net loss of $12.4 million in fiscal 2002. On a per diluted share basis the 2003 net income was $0.10 per share as compared to net loss of $0.97 per share in fiscal 2002.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit and by proceeds from external financings and sale transactions. As described more fully below and in Note 2 to the accompanying financial statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to HSBC. Proceeds from the sale were used to reduce the Company's debt, including off-balance sheet securitization obligations, by over $100 million. At the closing date, the Company's availability under its revolving credit facility increased by approximately $30 million and the Company experienced increases in availability from $7 million to $33 million during fiscal 2003 as compared to fiscal 2002. As of March 1, 2004, the Company re-negotiated its senior revolving credit facility (the "GE facility"). The GE facility provides for borrowings of up to $165.0 million and has been extended through February 28, 2009. The GE facility provides for lower rates of interest than the previous credit facility and refinanced an existing real estate loan, which also has resulted in lower interest costs to the Company. In addition, the GE facility reduced the number of financial covenants to one fixed charge covenant. As a result, the Company experienced an additional improvement of approximately $21.0 million in average daily availability during fiscal 2004 as compared to fiscal 2003 and believes its liquidity position after the sale of the receivables and the re-negotiation of the revolving credit facility is substantially improved in comparison to prior years. Availability was $56.7 million as of January 29, 2005.

In fiscal 2004, the Company generated a total of $38.5 million from operations as compared to $23.1 million positive cash flow from operations in fiscal 2003 and $20.9 million in fiscal 2002. The $15.4 million increase in cash provided by operating activities in fiscal 2004 relative to fiscal 2003 was primarily due to increased net income, the return of certain deposits and the timing of certain payables, partially offset by lower levels of inventory reductions.

Net cash used in investing activities amounted to $13.7 million, $4.0 million, and $12.2 million in fiscal 2004, 2003, and 2002, respectively. The net cash outflow in fiscal 2004 increased from fiscal 2003 in the amount of $9.7 million, primarily related to increased capital expenditures for store remodeling and new store construction (see "Uses of Liquidity").

Net cash used in financing activities was $24.6 million, $20.1 million, and $5.2 million in fiscal 2004, 2003 and 2002, respectively. The net cash outflow in fiscal 2004 was principally attributable to the payoff of certain high interest debt and continued reductions of outstanding borrowing on the Company's revolving credit facility, partially offset by additional funds provided by a lower fixed interest term loan connected to the amended revolving credit agreement.

Sources of Liquidity

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and HSBC, the Company sold substantially all of its private label credit card accounts and the related accounts receivable to HSBC. The $102.8 million purchase price was paid in cash at closing, $100.3 million of which was allocated to the purchase of such credit card accounts and receivables and $2.5 million of which comprised prepaid program revenue. Proceeds from the sale were used to pay in full $73.2 million principal and accrued interest due to the Series 1999-1 and Series 2000-1 certificateholders under the Company's accounts receivable securitization program plus $3.4 million in prepayment penalties. The remaining proceeds of $26.2 million and $3.8 million of cash remaining on deposit in certain bank accounts relating to the securitization was released to the Company at closing. All of the $30 million released to the Company was applied as a reduction of outstanding borrowings under the Company's revolving credit facility.

In connection with the sale, on January 31, 2003 the Company entered into two additional agreements with HSBC: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until HSBC assumed the servicing on May 14, 2003. HSBC compensated the Company for providing the services during the interim servicing period.

The CCA sets forth the terms and conditions under which HSBC will issue credit cards to the Company's customers and pay the Company for sales made on the cards. Under the terms of the CCA, the Company is required to perform certain duties, including the duties to receive in-store customer payments on behalf of HSBC and remit such payments to HSBC. The CCA has a term of five (5) years and is cancelable earlier by either party under certain circumstances, as described in the CCA. The CCA further provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). As expected, the Company experienced a substantial decrease in net credit revenues in fiscal 2003 as a result of the receivables sale to HSBC, as well as a reduction in selling, general and administrative expenses as a result of outsourcing the credit card servicing to HSBC and a reduction in interest expense arising from reduced line of credit borrowings resulting from the application of the proceeds from the HSBC transaction. The net credit revenues the Company received under the CCA has, to date, approximately equaled the net credit revenues from its former in-house credit card operations, net of operating expenses and interest expense, although no assurances can be given that the amounts received under the CCA will continue at these levels or at all.

Senior Secured Credit Facility

On February 1, 2002, the Company entered into a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent (the "Original GE facility"). On March 1, 2004 the Company finalized an amendment and restatement of the Original GE facility (the "GE facility"). The GE facility provides up to $165.0 million of working capital financing through February 28, 2009. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of January 29, 2005, outstanding borrowings under the GE facility totaled $45.8 million, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $56.7 million.

In connection with the extension of the GE facility, the subordinated note in the principal amount of $21.2 million at January 29, 2005 with an affiliate was extended through May 30, 2009 and provides for payment of up to $8.0 million of principle balance through that date, subject to certain minimum excess availability requirements under the GE facility.

In January 2005 the Company amended the GE facility to provide for a springing lock-box arrangement. Pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company has classified all of its revolving credit facility as long-term as of fiscal year ended January 29, 2005. Although the Company has held the intent and ability to maintain this debt outstanding for more than one year, prior to such amendment the Company has classified its borrowings under the facility as a current liability pursuant to such guidance. Accordingly, borrowings under the revolving credit facility as of January 31, 2004 are classified as current liabilities.

As of January 29, 2005, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate (5.25% at January 29, 2005), or at the Company's option, at the applicable LIBOR rate plus 1.50% per annum (4.19% at January 29, 2005), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime, or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

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

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). As of January 29, 2005, management believes the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

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

Due to low liquidity levels during fiscal 2002 and 2003 unsecured credit granted by key factors, which can represent over 50% of total trade credit granted to the Company, was restricted. Management negotiated the restoration of partially secured credit lines with certain key factors by issuing standby letters of credit. The issuance of those letters of credit reduced the Company's borrowing availability under its revolving line of credit. In order to offset the majority of this availability reduction, the Harris Company, a subsidiary of El Corte Ingles and an affiliate of the Company, agreed to provide a short-term credit enhancement to the revolving line of credit under the terms of a Credit Facilitation Agreement (the "CFA") entered into with the Company on February 22, 2002. The CFA was terminated as a result of the closing of the sale of receivables to HSBC. As a result of continued improvements in the Company's operations and liquidity position, including sale of receivables to HSBC and the March 1, 2004 renegotiation of the GE facility, all of the letters of credit issued for the benefit of certain key factors have been allowed to expire and unsecured credit lines with all of the Company's key factors and many of the Company's unfactored suppliers are sufficient to provide an adequate level of merchandise to support the Company's operations.

Other Financings

On February 14, 2005, the Company amended and extended the financing of its ownership interest in the partnership that owns the Company's corporate headquarters building. The related note payable of $3.7 million, which originally provided for interest only payments at a variable rate of interest of prime plus 1.5% per annum, and was due in full upon maturity on May 24, 2005, has been modified to a fully amortizing note bearing interest at a fixed rate of 7.50% per annum and maturing on February 24, 2010. There is no prepayment penalty associated with the note.

The Company may consider various other sources of liquidity in the future, including but not limited to the issuance of additional securities that might have a dilutive effect on existing shareholders or incurring additional indebtedness which would increase the Company's leverage.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in fiscal 2004, totaling $13.7 million, were primarily related to the renovation, refixturing, and expansion of certain existing locations, and to certain information system enhancements. In July of fiscal 2004 the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The anticipated completion date of the project is August 2005 with an estimated net cost to the Company of approximately $4.5 million. On April 15, 2005 the Company also opened a new store in Albany, Oregon at a total cost to the Company of approximately $1.2 million.

As of January 29, 2005, the Company had issued a total of $3.3 million of standby letters of credit and documentary letters of credit totaling $2.1 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the remaining workers compensation standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Contractual Obligations

The following tables set forth certain information concerning the Company's debt obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

Contractual Obligations:

                                                           Payments due by period (1)
                                                                  (In thousands)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2005       2006       2007       2008       2009       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Long-term debt ...................... $   1,525  $   1,597  $   1,702  $   1,786  $   1,710  $  14,865
Capitalized lease obligations........     2,205      1,466        947        476        476      2,204
Subordinated note
  payable to affiliate (2)...........     1,000      1,000      1,000      2,000     16,180         --
Non-cancelable operating leases......    23,169     22,772     19,475     17,570     15,013     75,700
Purchase obligations (3).............     6,416        439        183        141        115        358
                                       ---------  ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations... $  34,315  $  27,274  $  23,307  $  21,973  $  33,494  $  93,127
                                       =========  =========  =========  =========  =========  =========

                                                  Amount of commitment expiration by period
                                                                (In thousands)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2005       2006       2007       2008       2009       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Senior revolving credit facility (4). $      --  $      --  $          $      --  $  45,753  $      --
Standby letters of credit............     3,250         --         --         --         --         --
Documentary letters of credit........     2,107         --         --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                      $   5,357  $      --  $      --  $      --  $  45,753  $      --
                                       =========  =========  =========  =========  =========  =========

(1) See Notes 5, 6 and 7 to the accompanying financial statements.

(2) In connection with the amendment of the Company's revolving credit facility, the term of the Subordinated Note was extended to May 2009 and provides for principal payments of up to $8 million through that date.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to service and maintenance agreements and information technology contracts, and construction obligations.

(4) Represents outstanding borrowings under the Company's senior revolving credit facility as of January 29, 2005. The table presents that amount as due at February 28, 2009, the end of the commitment period for the facility.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to twelve months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

Cash generated by operations, together with liquidity provided by the GE facility, the CCA and other financial resources are expected to adequately finance the Company's planned cash requirements for fiscal 2005.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adopting of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the requirements of this revision and has not determined its method of adoption.

 In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adopting of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

The following table sets forth unaudited quarterly results of operations for fiscal 2004 and 2003 (in thousands, except per share data). Summarized quarterly financial information in fiscal 2003 and the first three quarters of fiscal 2004 have been restated to reflect the correction of an error related to lease accounting as discussed in Note 16 to the accompanying financial statements.

                                                              2004
                                             ----------------------------------------------
Quarter Ended                                  May 1      July 31    October 30  January 29
-------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations....... $  144,533  $  147,776  $  147,893     221,790
Gross profit...............................     49,714      52,292      52,472      75,386
Income (loss) from continuing operations
  as previously reported...................     (2,088)        350      (1,391)      8,822
Income (loss) from continuing
  operations (as restated).................     (2,216)        224      (1,529)      8,822
Discontinued operations, net of tax........        (20)         --          --          --
Net income (loss) as previously reported...     (2,108)        350      (1,391)      8,822
Net income (loss) (as restated)............     (2,236)        224      (1,529)      8,822

Net income (loss) per common share
Basic
Income (loss) from continuing operations
  as previously reported................... $    (0.16) $     0.03  $    (0.11) $     0.68
Income (loss) from continuing
  operations (as restated)................. $    (0.17) $     0.02  $    (0.12) $     0.68
Discontinued operations.................... $       --  $       --  $       --  $       --
Net income (loss) as previously reported... $    (0.16) $     0.03  $    (0.11) $     0.68
Net income (loss)(as restated)............. $    (0.17) $     0.02  $    (0.12) $     0.68

Diluted
Income (loss) from continuing operations
  as previously reported................... $    (0.16) $     0.03  $    (0.11) $     0.65
Income (loss) from continuing
  operations (as restated)................. $    (0.17) $     0.02  $    (0.12) $     0.65
Discontinued operations.................... $       --  $       --  $       --  $       --
Net income (loss) as previously reported... $    (0.16) $     0.03  $    (0.11) $     0.65
Net income (loss)(as restasted)............ $    (0.17) $     0.02  $    (0.12) $     0.65

Weighted-average number of common
  shares outstanding:
    Basic..................................     12,883      12,904      12,927      12,976
    Diluted................................     12,883      13,266      12,927      13,552

                                                               2003
                                             ----------------------------------------------
Quarter Ended                                  May 3      August 2   November 1  January 31
-------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations....... $  137,915  $  149,757  $  145,288  $  227,614
Gross profit...............................     46,575      53,455      50,916      74,258
Income (loss) from continuing operations
  as previously reported...................     (3,563)        334      (2,590)      8,571
Income (loss) from continuing
  operations (as restated).................     (3,683)        206      (2,720)      8,433
Discontinued operations, net of tax........       (424)       (307)        (23)       (128)
Net income (loss) as previously reported...     (3,987)         27      (2,613)      8,443
Net income (loss) (as restated)............     (4,107)       (101)     (2,743)      8,305

Net income (loss) per common share
Basic
Income (loss) from continuing operations
  as previously reported................... $    (0.28) $     0.03  $    (0.20) $     0.67
Income (loss) from continuing
  operations (as restated)................. $    (0.29) $     0.02  $    (0.21) $     0.66
Discontinued operations.................... $    (0.03) $    (0.03) $           $    (0.01)
Net income (loss) as previously reported... $    (0.31) $       --  $    (0.20) $     0.66
Net income (loss)(as restated)............. $    (0.32) $    (0.01) $    (0.21) $     0.65

Diluted
Income (loss) from continuing operations
  as previously reported................... $    (0.28) $     0.03  $    (0.20) $     0.66
Income (loss) from continuing
  operations (as restated)................. $    (0.29) $     0.02  $    (0.21) $     0.65
Discontinued operations.................... $    (0.03) $    (0.03) $       --  $    (0.01)
Net income (loss) as previously reported... $    (0.32) $       --  $    (0.20) $     0.65
Net income (loss)(as restated)............. $    (0.32) $    (0.01) $    (0.21) $     0.64

Weighted-average number of common
  shares outstanding:
    Basic..................................     12,801      12,818      12,844      12,857
    Diluted................................     12,801      12,818      12,844      13,102

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its senior revolving credit facility. As of January 29, 2005, the Company also had one term loan bearing variable interest rates. The Company does not engage in financial transactions for speculative or trading purposes, nor does the Company purchase or hold any derivative financial instruments.

As of January 29, 2005, borrowings subject to a variable interest rate, represented 52.3% of the Company's total outstanding borrowings. The interest payable on the Company's senior revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. An increase of 52 basis points on existing floating rate borrowings (a 10% change from the Company's weighted-average interest rate as of January 29, 2005) would reduce the Company's pre-tax net income and cash flow by approximately $0.4 million. This 52 basis point increase in interest rates would not materially affect the fair value of the Company's fixed rate financial instruments. (See Note 1 to the accompanying financial statements.)

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), with the participation of the Company's management, have carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures," as of January 29, 2005.

As discussed in Note 16 to the accompanying consolidated Financial Statements, as a result of the February 7, 2005 letter issued by the Chief Accountant of the Securities and Exchange Commission, we reviewed our policy related to the accounting for operating leases and the depreciable lives of related leasehold improvements. We determined that our policy should be corrected to adjust depreciation expense to correct the depreciable lives for certain leasehold improvements, and to correct the recording of certain tenant allowances and construction reimbursements, as reductions in rent expense that had previously been recorded as reductions in the cost of the underlying constructed assets. In addition, the corrections include adjusting lease terms of certain leases to include bargain renewal option periods where exercise of the options would be reasonably assured, and recognizing the straight-line effect over the lease term of such changes in rents during the option periods. As a result, the Company restated its consolidated financial statements for the fiscal years ended January 31, 2004 and February 1, 2003, and its summary financial information in each of fiscal 2000 through 2003, included in this Annual Report on Form 10K.

After considering the underlying conditions that gave rise to the restatement discussed above, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were not effective in ensuring that material information relating to the Company, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2004, there were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

During the first quarter of 2005, the Company remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and correcting its method of accounting for tenant improvement allowances, lease terms and depreciable lives used for leasehold costs and improvements.

The evaluation referred to above did not identify any other significant change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 23, 2005, to be filed pursuant to Regulation 14A (the "2004 Proxy") under the headings "Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

As of March 31, 2005, the name, age and title of the senior executive officers of the Company are as follows:

Name	Age	Position
James R. Famalette	52	President and Chief Executive Officer
Gary L. Gladding	64	Executive Vice President/General Merchandise Manager
J. Gregory Ambro	52	Senior Vice President/Chief Administrative and Financial Officer
Michael J. Schmidt	63	Senior Vice President/Director of Stores

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from those portions of the Company's 2005 Proxy under the headings "Executive Compensation" and "Director Compensation for Fiscal Year 2004."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the portion of the Company's 2005 Proxy under the heading "Security Ownership of Certain Beneficial Owners and Management" and Item 5. Market for Registrant's Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities in this report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the portion of the Company's 2005 Proxy under the heading "Certain Relationships and Related Transactions."

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the portion of the Company's 2005 Proxy under the heading "Information on Independent Public Accountants".

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Gottschalks Inc. and Subsidiary as required by Item 8 are included in this Part IV, Item 15:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets - As of January 29, 2005 and January 31, 2004 (as restated)

Consolidated statements of operations -- Fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)

Consolidated statements of stockholders' equity -- Fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)

Consolidated statements of cash flows -- Fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)

Notes to consolidated financial statements

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

(a)(3) and (b) The following exhibits are required by Item 601 of Regulation S-K and Item 15(c):

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From the Following Document
3.1	Certificate of Incorporation of the Registrant	Registration Statement on Form S-1 (File No. 33-3949)
3.2	By-Laws of the Registrant	Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 1-09100)
10.1	Gottschalks Inc. Retirement Savings Plan(*)	Registration Statement on Form S-1 (File No. 33-3949)
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
23. 31.1 31.2 32.1

Consent of Independent Registered Public Accounting Firm

Rule 13a - 14(a) Certification of Chief Executive Officer

Rule 13a - 14(a) Certification of Chief Financial Officer

Certification of President and Chief Executive Officer and Chief Administrative Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Filed electronically herewith Filed electronically herewith Filed electronically herewith Filed electronically herewith

(*) Management contract, compensatory plan or arrangement.

(**) These loans were retired with proceeds from a mortgage loan completed on March 22, 2002 (See Exhibit 10.46)

ANNUAL REPORT ON FORM 10-K

ITEM 8, 15(a)(1) and (2), (c) and (d)

CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED JANUARY 29, 2005

GOTTSCHALKS INC. AND SUBSIDIARY

FRESNO, CALIFORNIA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gottschalks Inc.
Fresno, California

We have audited the accompanying consolidated balance sheets of Gottschalks Inc. and Subsidiary (the "Company") as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Gottschalks Inc. and Subsidiary at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16, the Company's fiscal 2003 and 2002 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Fresno, California
April 29, 2005

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        January 29,  January 31,
                                                           2005         2004
                                                        -----------  -----------
                                                                    (As Restated)
                                                                    (See Note 16)
ASSETS
CURRENT ASSETS:
  Cash................................................ $     5,470  $     5,172
  Receivables - net...................................       6,920        9,145
  Merchandise inventories.............................     152,753      156,552
  Other...............................................       9,669       10,849
                                                        -----------  -----------
    Total current assets..............................     174,812      181,718

PROPERTY AND EQUIPMENT - net..........................     126,509      127,561

OTHER ASSETS:
  Goodwill - net......................................       7,501        7,501
  Other intangibles - net.............................         652          689
  Other...............................................       6,101        4,730
                                                        -----------  -----------
                                                            14,254       12,920
                                                        -----------  -----------
                                                       $   315,575  $   322,199
                                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses......... $    75,414  $    67,467
  Revolving line of credit............................                   51,009
  Current portion of long-term debt...................       1,525        1,789
  Current portion of capitalized lease obligations....       1,717        1,936
  Deferred income taxes...............................       1,717        1,073
                                                        -----------  -----------
    Total current liabilities.........................      80,373      123,274

LONG-TERM OBLIGATIONS, less current portion...........      71,403       41,302

OTHER LIABILITIES.....................................      18,298       18,228

DEFERRED INCOME TAXES.................................      11,965       10,847

SUBORDINATED NOTE PAYABLE TO AFFILIATE - net..........      21,180       22,180

COMMITMENTS AND CONTINGENCIES (Notes 7 and 15)

STOCKHOLDERS' EQUITY:
  Common stock, par value of $.01 per share;
    30,000,000 shares authorized; 12,955,935
    and 12,878,802 issued.............................         130          129
  Additional paid-in capital..........................      72,146       71,440
  Retained earnings...................................      40,080       34,799
                                                        -----------  -----------
                                                           112,356      106,368
                                                        -----------  -----------
                                                       $   315,575  $   322,199
                                                        ===========  ===========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

                                                                   Fiscal Years Ended
                                                        ----------------------------------------
                                                        January 29,   January 31,   February 1,
                                                            2005          2004          2003
                                                        ------------  ------------  ------------
                                                                      (As Restated) (As Restated)
                                                                      (See Note 16) (See Note 16)

Net sales............................................. $    661,992  $    660,574  $    665,916
Net credit revenues...................................        3,106         3,729         8,225
Net leased department revenues........................        3,515         3,525         3,557
                                                        ------------  ------------  ------------
    Total revenues....................................      668,613       667,828       677,698
                                                        ------------  ------------  ------------
Costs and expenses:
  Cost of sales.......................................      432,128       435,370       441,426
  Selling, general and
    administrative expenses...........................      206,897       203,448       207,367
  Depreciation and amortization.......................       13,325        14,497        14,633
  Asset impairment charges............................           --            --         9,502
  Receivables sale costs..............................           --            --         1,749
                                                        ------------  ------------  ------------
     Total costs and expenses.........................      652,350       653,315       674,677
                                                        ------------  ------------  ------------
Operating income .....................................       16,263        14,513         3,021
                                                        ------------  ------------  ------------
Other (income) expense:
  Interest expense....................................        9,509        13,296        15,883
  Losses on early extinguishment of debt..............           --            --         3,695
  Miscellaneous income................................       (1,565)       (2,262)       (1,802)
                                                        ------------  ------------  ------------
                                                              7,944        11,034        17,776
                                                        ------------  ------------  ------------
Income (loss) from continuing operations
  before income tax (benefit).........................        8,319         3,479       (14,755)

Income tax expense (benefit)..........................        3,018         1,243        (6,838)
                                                        ------------  ------------  ------------

Income (loss) from continuing operations..............        5,301         2,236        (7,917)

Discontinued operations:
  Loss from operations of closed stores...............           --          (547)       (1,948)
  Loss on store closures..............................          (31)         (789)       (4,801)
  Income tax benefit..................................          (11)         (454)       (2,295)
                                                        ------------  ------------  ------------
  Loss on discontinued operations.....................          (20)         (882)       (4,454)
                                                        ------------  ------------  ------------
  Net income (loss)................................... $      5,281  $      1,354  $    (12,371)
                                                        ============  ============  ============

Net income (loss) per common share:
Basic
  Income (loss) from continuing operations............ $       0.41  $       0.17  $      (0.62)
  Loss on discontinued operations .................... $      (0.00) $      (0.07) $      (0.35)
  Net income (loss) per common share.................. $       0.41  $       0.10  $      (0.97)
Diluted
  Income (loss) from continuing operations............ $       0.40  $       0.17  $      (0.62)
  Loss on discontinued operations .................... $      (0.00) $      (0.07) $      (0.35)
  Net income (loss) per common share.................. $       0.40  $       0.10  $      (0.97)
Weighted average number of common shares outstanding
  Basic...............................................       12,922        12,830        12,747
  Diluted.............................................       13,352        12,919        12,747

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                               Common Stock   Additional
                                         -------------------   Paid-in    Retained
                                           Shares     Amount   Capital    Earnings     Total
                                         -----------  ------  ----------  ---------  ---------
BALANCE, FEBRUARY 2, 2002
  (As previously reported, see Note 16). 12,726,364  $  127  $   71,189  $  46,856  $ 118,172
  Prior period adjustment...............                                    (1,040)    (1,040)
                                         -----------  ------  ----------  ---------  ---------

BALANCE, FEBRUARY 2, 2002
  (As restated, see Note 16)............ 12,726,364     127      71,189     45,816    117,132
  Net loss (as restated, See Note 16)...                                   (12,371)   (12,371)
  Shares issued under
   stock purchase plan and
   related tax benefit..................     75,305       1         124                   125
                                         -----------  ------  ----------  ---------  ---------

BALANCE, FEBRUARY 1, 2003
  (As restated, see Note 16)............ 12,801,669     128      71,313     33,445    104,886
  Net income (as restated, see Note 16).                                     1,354      1,354
  Issuance of common stock
   pursuant to nonqualified
   stock purchase plan and
   related tax benefit..................      9,000                  27                    27
  Shares issued under
   stock purchase plan and
   related tax benefit..................     68,133       1         100                   101
                                         -----------  ------  ----------  ---------  ---------

BALANCE, JANUARY 31, 2004
  (As restated, see Note 16)............ 12,878,802     129      71,440     34,799    106,368
  Net income............................                                     5,281      5,281
  Issuance of common stock
   pursuant to nonqualified
   stock purchase plan and
   related tax benefit..................    132,250       1         634                   635
  Shares issued under
   stock purchase plan and
   related tax benefit..................     19,217                  72                    72
                                         -----------  ------  ----------  ---------  ---------
BALANCE, JANUARY 29, 2005............... 13,030,269  $  130  $   72,146  $  40,080  $ 112,356
                                         ===========  ======  ==========  =========  =========

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                                  Fiscal Years Ended
                                                                        ----------------------------------------
                                                                        January 29,   January 31,   February 1,
                                                                            2005          2004          2003
                                                                        ------------  ------------  ------------
                                                                                      (As restated) (As restated)
                                                                                      (See Note 16) (See Note 16)
OPERATING ACTIVITIES:
Net income (loss)..................................................... $      5,281  $      1,354  $    (12,371)
Adjustments:
  Depreciation and amortization.......................................       13,326        14,569        15,518
  Deferred income taxes...............................................        1,761            24        (2,955)
  Amortization of deferred income and
    other deferred items..............................................           69        (2,446)          436
  Net proceeds from sale of credit card accounts receivable...........           --            --        26,233
  Provision for credit losses.........................................                        200           825
  Asset impairment charges............................................                         --        10,867
  Store closure costs.................................................           31           789         3,762
  Net loss on sales of stores.........................................                                     (326)
  Net loss from sale of assets........................................           16            59           131
  Other non-cash items, net...........................................          (31)         (968)         (139)
Changes in assets and liabilities:
     Receivables......................................................        2,225         1,295        (7,051)
     Merchandise inventories..........................................        5,287         9,332        (2,370)
     Other current and long-term assets...............................          779         3,515         9,184
     Trade accounts payable and accrued expenses......................        8,005        (5,842)        5,950
     Other current and long-term liabilities..........................        1,787         1,181        (4,669)
                                                                        ------------  ------------  ------------
         Net cash provided by operating activities....................       38,536        23,062        43,025

INVESTING ACTIVITIES:
Purchases of property and equipment...................................      (13,745)       (4,363)       (8,279)
Proceeds from sale of lease rights, fixtures and equipment............            3            27         1,010
Proceeds from investment in limited partnership.......................           91           352           216
                                                                        ------------  ------------  ------------
        Net cash used in investing activities.........................      (13,651)       (3,984)       (7,053)

FINANCING ACTIVITIES:
Net proceeds (repayments) from new revolving credit facility..........      (14,256)       (7,836)      (37,062)
Proceeds from sale and leaseback transactions.........................           --            --         1,334
Proceeds from long-term obligations...................................        9,000            --        20,010
Principal payments on long-term obligations...........................      (17,135)       (4,568)      (14,737)
Changes in cash management liability..................................       (1,843)       (7,845)       (1,195)
Debt issuance costs...................................................       (1,060)           --          (973)
Proceeds from exercise of options.....................................          635            27            --
Proceeds from sale of stock under employee
  stock purchase plans................................................           72           101           125
                                                                        ------------  ------------  ------------
Net cash (used in) financing activities...............................      (24,587)      (20,121)      (32,498)
                                                                        ------------  ------------  ------------
INCREASE (DECREASE) IN CASH...........................................          298        (1,043)        3,474
CASH AT BEGINNING OF YEAR.............................................        5,172         6,215         2,741
                                                                        ------------  ------------  ------------
CASH AT END OF YEAR................................................... $      5,470  $      5,172  $      6,215
                                                                        ============  ============  ============

See notes to consolidated financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of January 29, 2005, the Company operated 63 full-line department stores located in six Western states, with 39 stores located in California, 12 in Washington, 6 in Alaska, 2 in Oregon and 2 in both Nevada and Idaho. The Company also operated 6 specialty stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, and also a wide array of home furnishings, including domestics, china, housewares, small electrics and, in certain locations, furniture and mattresses.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates and assumptions are subject to inherent uncertainties which may cause actual results to differ from reported amounts.

Principles of Consolidation - The accompanying financial statements include the accounts of Gottschalks Inc., and its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC") (collectively, the "Company") for the year ended February 1, 2003. All significant intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2004, 2003 and 2002 ended on January 29, 2005, January 31, 2004 and February 1, 2003 , respectively. Fiscal 2004, 2003 and 2002 each included 52 weeks.

Revenue Recognition - Net retail sales are recorded at the point-of-sale and include sales of merchandise, net of estimated returns and exclusive of sales tax. Net retail sales also include all amounts billed to customers for shipping and handling, including customer delivery charges. Revenues on special order sales are recognized when the merchandise is delivered to the customer and has been paid for in its entirety. The Company does not sell merchandise on layaway. The Company's policy with respect to gift certificates is to record revenue as the certificates are redeemed for merchandise. Prior to their redemption, the certificates are recorded as a liability. A reserve for estimated returns is established when sales are recorded.

Net leased department revenues consist of rental income from lessees and sub-lessees. Sales generated in such leased departments totaled $24,295,000, $24,460,000 and $24,878,000 in 2004, 2003 and 2002, respectively.

Transfers and Servicing of Financial Assets - On January 31, 2003, the Company terminated its receivables securitization program and sold substantially all of its customer credit card receivables to Household Bank (SB), N.A. (now "HSBC") (Note 2).

At that time the Company also entered into an interim servicing agreement to service the receivables on behalf of HSBC until such time as they were able to convert the accounts to their systems and a program agreement whereby the Company will participate in revenues generated from the portfolio. The transaction was accounted for as a sale of financial assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Servicing fees received under the interim servicing agreement were considered to approximate the fair value of the cost to service the receivables during the interim servicing period, resulting in no servicing asset or liability. A portion of the program fees paid represented residual interest in the assets transferred at the time of the transaction. Accordingly, the Company recorded an interest only strip in the amount of $313,000 that was amortized as a charge to results of operations over the estimated life of the underlying assets sold on the transaction date.

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

Receivables - As of January 29, 2005 and January 31, 2004 , receivables consist of vendor claims of $7,010,000, less allowances of $90,000, and vendor claims of $9,426,000, less allowances of $281,000, respectively.

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method is equal to the LIFO value of inventories at January 29, 2005 and January 31, 2004 . The Company includes in inventory the capitalization of certain indirect buying handling and distribution costs to better match these costs with the related sales.

Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded.

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. Physical inventories are taken within each merchandise department annually and inventory records are adjusted accordingly.

The Company receives cash or allowances from merchandise vendors as purchase price adjustments and in connection with cooperative advertising programs. Purchase price adjustments are generally credited to cost of sales and cooperative advertising allowances are generally credited against advertising expense in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

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

Property and Equipment - Depreciation of owned properties is provided primarily on a straight-line basis over the estimated asset lives, which range from 15 to 40 years for buildings and leasehold improvements and 3 to 15 years for furniture, fixtures and equipment. Buildings on leased land and leasehold improvements are amortized over the shorter of their economic lives or the lease term, beginning on the date the asset is put into use. The lease term, which includes all renewal periods that are considered to be reasonably assured, begins on the date the Company has access to the leased property. The amortization of buildings and equipment under capital leases is computed by the straight-line method over the term of the lease or the estimated economic life of the asset, depending on the criteria used to classify the lease, and such amortization is combined with depreciation in the accompanying statements of operations.

Operating Leases - The Company recognizes operating lease minimum rentals on a straight-line basis over the lease term. The Company receives contributions from landlords to fund buildings and leasehold improvements. Such contributions are recorded as deferred rent and amortized as reductions to lease expense over the lease term. Executory costs such as real estate taxes and maintenance, and contingent rentals such as those based on a percentage of sales are recognized as incurred. The lease term, which includes all renewal periods that are considered to be reasonably assured, begins on the date the Company has access to the leased property. Deferred lease payments totaling $3,431,000 at January 29, 2005 and $4,401,000 at January 31, 2004, are included in other liabilities.

Software Development Costs - Costs associated with the acquisition or development of software for internal use that meet the criteria of AICPA Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" are capitalized and amortized over the expected useful life of the software, which generally ranges from 3 to 10 years. Software development costs capitalized under SOP No. 98-1 in fiscal 2004, 2003 and 2002 totaled $74,000, $29,000 and $673,000 respectively. In 2003 and 2002, the Company completed and placed in service all information systems projects to which such costs were capitalized and commenced the amortization of such costs over their estimated useful lives at that time. Amortization of such costs totaled $428,000, $408,000 and $260,000 in fiscal 2004, 2003 and 2002 respectively.

Goodwill - Goodwill and intangible assets having indefinite lives are not being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill and other intangible assets of a reporting unit are tested for impairment on an annual basis and more frequently if certain indicators are encountered. The Company has performed the required annual impairment review of goodwill for each of the fiscal years reported and concluded that there was no indication of impairment as of the respective measurement dates.

Leasehold Interests - Leasehold interests associated with acquired leases are amortized on a straight-line basis over the respective lease terms, including option renewal periods if renewal of the lease is probable, which range from 1 to 20 years.

Cash Management Liability - Under the Company's cash management program, checks issued by the Company and not yet presented for payment frequently result in overdraft balances for accounting purposes. Such amounts represent interest-free, short-term borrowings by the Company.

Deferred Income - Deferred income consists primarily of donated land and lease incentives received to construct a store and enter into a lease arrangement, and the prepaid program fee arising from the receivables sale to HSBC. Land contributed to the Company is included in land and recorded at appraised fair market values. Deferred income relating to contributed land is amortized over the average depreciable life of the related fixed assets built on the land for locations that are owned by the Company, and over the minimum lease periods of the related building leases with respect to locations that are leased by the Company, ranging from 10 to 32 years. Lease incentives are amortized as reductions in rent expense over the lease term which includes all renewal periods that are considered to be reasonably assured. Beginning in fiscal 2003, the prepaid program fee is being amortized over the five-year term of the program agreement. Deferred income, net of accumulated amortization, totaling $11,832,000 and $13,335,000 as of January 29, 2005 and January 31, 2004 respectively, is included in other long-term liabilities.

Advertising Costs - Advertising costs, net of cooperative advertising allowances, totaling $29,964,000, $30,597,000 and $31,245,000 in 2004, 2003 and 2002, respectively, are included in selling, general and administrative expenses for financial reporting purposes and are expensed when the related advertisement first takes place.

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

Stock-Based Compensation - At January 29, 2005, the Company has two stock-based employee compensation plans, which are more fully described in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model, which is more fully described in Note 12.

(In thousands, except per share data)               2004       2003       2002
-----------------------------------------------   --------   --------   --------
Net income (loss) as reported.................. $   5,281  $   1,354  $ (12,371)
Deduct: Total stock-based compensation expense
  determined under fair value based method
  for all awards, net of related tax effects...      (308)       (99)      (347)
                                                  --------   --------   --------
Pro forma net income (loss).................... $   4,973  $   1,255  $ (12,718)
                                                  ========   ========   ========

Earnings (loss) per share:
  As reported:
   Basic....................................... $    0.41  $    0.10  $   (0.97)
   Diluted..................................... $    0.40  $    0.10  $   (0.97)

  Pro-forma:
   Basic....................................... $    0.38  $    0.10  $   (1.00)
   Diluted..................................... $    0.37  $    0.10  $   (1.00)

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets other than goodwill, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved, and in some cases, the expected proceeds from the sale or sublease of a particular asset, or independent appraisals. There were no asset impairment charges from continuing operations recognized in 2004 or 2003. In 2002, the Company recognized asset impairment charges of $9,502,000 relating to underperforming stores (Note 9) and $4,523,000 in connection with stores closed during fiscal 2003 and 2002 (Note 8).

Discontinued Operations - The Company has determined that due to the regional concentration of certain of the stores closed during fiscal 2003 and certain other factors, a significant portion of the operations and cash flows of the closed stores have been eliminated from the ongoing operations of the Company, and the combined effect of such operations, including the effect of stores closed during fiscal 2002, were material to the Company's results of operations taken as a whole. Accordingly, as prescribed by Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", results of operations of stores closed during 2003 and 2002 are excluded from continuing operations and reported separately in discontinued operations for all periods affected.

Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, receivables, trade payables and other accrued expenses, revolving line of credit and letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The Subordinated Note is carried at its estimated fair value.

The fair values of the Company's mortgage loans and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of $23,186,000 and $37,464,000 at January 29, 2005 and January 31, 2004, had estimated fair values of $25,033,000 and $39,712,000 at January 29, 2005 and January 31, 2004, respectively.

Segment Reporting - The Company operates in one reportable segment.

Comprehensive Income - There were no items of other comprehensive income in 2004, 2003 or 2002, and therefore net income is equal to comprehensive income for each of those years.

Recently Issued Accounting Standards -  In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, "Inventory Costs - An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the requirements of this revision and has not determined the impact of adopting this standard.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Reclassifications - Certain amounts in the accompanying 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentation.

2. SALE OF RECEIVABLES AND RECEIVABLES

Sale of Receivables

On January 31, 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and HSBC, the Company sold substantially all of its private label credit card accounts and the related accounts receivable to HSBC. The $102,819,000 purchase price was paid in cash at closing, $100,319,000 of which was allocated to the purchase of such credit card accounts and receivables and $2,500,000 of which comprised prepaid program revenue. Proceeds from the sale were used to pay in full $73,225,000 principal and accrued interest due to the Series 1999-1 and Series 2000-1 certificateholders under the Company's accounts receivable securitization program plus $3,362,000 in prepayment penalties. The remaining proceeds of $26,233,000 and $3,845,000 of cash remaining on deposit in certain bank accounts relating to the securitization was released to the Company at closing. All of the $30,078,000 released to the Company was applied as a reduction of outstanding borrowings under the Company's revolving credit facility. Concurrently, the Company's obligation to sell its accounts receivable to the securitization trust was terminated pursuant to Amendment No. 1 to the Amended and Restated Receivables Purchase Agreement between the Company and GCRC. Fiscal 2002 results of operations include a charge for receivables sale costs of $1,749,000.

In connection with the sale, on January 31, 2003 the Company entered into two additional agreements with HSBC: an Interim Servicing Agreement (the "ISA") and a Credit Card Program Agreement (the "CCA"). Under the terms of the ISA, the Company continued to service the credit card receivables until HSBC assumed the servicing on May 14, 2003, as planned. Net credit revenues for fiscal 2003 include $1,088,000 representing the excess of interim servicing compensation over the direct servicing costs.

The CCA sets forth the terms and conditions under which HSBC will issue credit cards to the Company's customers and pay the Company for sales made on the cards. Under the terms of the CCA, the Company is required to perform certain duties, including the duties to receive in-store customer payments on behalf of HSBC and remit such payments to HSBC. The CCA has a term of five (5) years and is cancelable earlier by either party under certain circumstances. The CCA further provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA).

In connection with the sale the Company recorded receivable sale transaction costs of $2,062,000 in 2002 including consulting, legal, and other fees, and the net non-cash write-off of the remaining accounts of GCRC. These charges are partially offset by a $313,000 interest only strip that was amortized over the estimated life of the underlying assets sold (estimated to be approximately five months). The interest only strip represents the portion of the initial program fees to be received that is considered a residual interest in the assets sold.

In addition to the receivable sale transaction costs, the Company recorded a loss on the extinguishment of debt of $3,695,000 in 2002 arising from securitization program prepayment penalties and the write-off of unamortized deferred loan fees related to the program.

Receivables Securitization Program

Prior to the termination of the receivables securitization program on January 31, 2003, the Company conveyed all of its accounts receivable arising under its private label customer credit cards on a daily basis to its wholly-owned subsidiary, GCRC. Those receivables that met certain eligibility requirements of the program were simultaneously conveyed to Gottschalks Credit Card Master Trust ("GCC Trust"), to be used as collateral for securities issued to investors. GCC Trust was a qualified special purpose entity under SFAS No. 140, and was not consolidated in the Company's financial statements. The transfer of receivables under the program were accounted for as sales for financial reporting purposes under SFAS No. 140, and as such, the transferred receivables were removed from the Company's balance sheet at the time of the transfer. Securities issued under the program were issued by GCC Trust, which was not consolidated in the Company's financial statements. Certain of the securities issued by GCC Trust represented the Company's retained interest in the receivables sold. The Company also retained receivables that were ineligible for transfer to GCC Trust. The Company serviced and administered the portfolio for a 3% per annum monthly servicing fee, which totaled $2,301,000 in 2002. Under the program, monthly cash flows generated by the Company's credit card portfolio, consisting of principal and interest collections, were first used to pay certain costs of the program, which included the payment of principal (when required) and interest to the investors, and monthly servicing fees to the Company. Any excess cash flows were then available to fund additional purchases of newly generated receivables, ultimately serving as a source of working capital financing for the Company.

Net Credit Revenues

Net credit revenues associated with the Company's credit card receivable portfolio, including securitized receivables, consists of the following:

(In thousands)                                   2004        2003        2002
--------------------------------------------  ----------  ----------  ----------
Service charge revenues..................... $    2,955  $    2,649  $   17,813
Interim servicing compensation - net........                  1,088
Amortization of interest-only strip.........                   (313)
Interest expense on securitized receivables.                             (4,863)
Charge-offs on receivables sold and
  provision for credit losses on
  receivables ineligible for sale...........        151         305      (4,821)
Gain on sale of receivables.................         --          --          96
                                              ----------  ----------  ----------
                                             $    3,106  $    3,729  $    8,225
                                              ==========  ==========  ==========

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              January 29,   January 31,
(In thousands)                                    2005          2004
--------------------------------------------  ------------  ------------
Furniture, fixtures and equipment........... $    100,871  $     95,839
Buildings and leasehold improvements........       92,974        90,306
Land........................................       15,185        15,185
Buildings and equipment under
  capital leases............................       18,720        18,720
Construction in progress....................        7,095         1,141
                                              ------------  ------------
                                                  234,845       221,191
Less accumulated depreciation
  and amortization..........................     (108,336)      (93,630)
                                              ------------  ------------
                                             $    126,509  $    127,561
                                              ============  ============

4. TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Trade accounts payable and accrued expenses consist of the following:

                                              January 29,   January 31,
(In thousands)                                    2005          2004
--------------------------------------------  ------------  ------------
Trade accounts payable...................... $     24,548  $     20,035
Cash management liability...................        5,483         7,326
Accrued expenses............................       23,385        19,673
Accrued payroll and related liabilities.....        8,139         7,718
Taxes, other than income taxes..............       12,059        12,059
Federal and state income taxes payable......        1,801           656
                                              ------------  ------------
                                             $     75,415  $     67,467
                                              ============  ============

5. DEBT

Senior Revolving Credit Facility

On February 1, 2002, the Company entered into a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent, and The CIT Group/Business Credit as syndication agent (the "Original GE facility"). On March 1, 2004 the Company finalized an amendment and restatement of the Original GE facility (the "GE facility"). The GE facility provides up to $165.0 million of working capital financing through February 28, 2009. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of January 29, 2005, outstanding borrowings under the GE facility totaled $45.8 million, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $56.7 million.

In January 2005 the Company amended the GE facility to provide for a springing a lock-box arrangement. Pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company has classified all of its revolving credit facility as long-term as of fiscal year ended January 29, 2005. Although the Company has held the intent and ability to maintain this debt outstanding for more than one year, prior to such amendment the Company has classified its borrowings under the facility as a current liability pursuant to such guidance. Accordingly, borrowings under the revolving credit facility as of January 31, 2004, and February 1, 2003 are classified as current liabilities.

As of January 29, 2005, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate (5.25% at January 29, 2005), or at the Company's option, at the applicable LIBOR rate plus 1.5.% per annum (4.19% at January 29, 2005), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which was tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

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

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). As of January 29, 2005, management believes the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

Long-Term Obligations

Long-term obligations consist of the following:

                                              January 29,   January 31,
(In thousands)                                    2005          2004
--------------------------------------------  ------------  ------------
Revolving line of credit.................... $     45,753  $         --
9.39% mortgage loans payable, due 2010......       17,059        17,513
12.0% note payable..........................                     13,240
Capital lease obligations...................        5,707         7,643
Variable rate note payable, due 2005........        3,700         3,700
Other mortgage loans and notes payable......        2,426         2,931
                                              ------------  ------------
                                             $     74,645  $     45,027
  Less current portion......................        3,242         3,725
                                              ------------  ------------
                                             $     71,403  $     41,302
                                              ============  ============

On February 14, 2005, the Company amended and extended the financing of its ownership interest in the partnership that owns the Company's corporate headquarters building. The related note payable of $3.7 million, which originally provided for interest only payments at a variable rate of interest of prime plus 1.5% per annum, and was due in full upon maturity on May 24, 2005, has been modified to a fully amortizing note bearing interest at a fixed rate of 7.50% per annum and maturing on February 24, 2010. There is no prepayment penalty associated with the note.

The scheduled annual principal maturities of the Company's mortgage loans and notes payable are $1,525,000, $1,597,000, $1,702,000, $1,786,000 and $1,710,000 for 2005 through 2009, with $14,865,000 payable thereafter.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are charged to income as additional interest expense over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $2,251,000 at January 29, 2005 and $2,475,000 at January 31, 2004.

Interest paid, net of amounts capitalized, was $8,075,000 in 2004, $11,140,000 in 2003, and $18,041,000 in 2002. No interest was capitalized in 2004 or 2003. Interest of $159,000 was capitalized in 2002. The weighted-average interest rate charged on the Company's revolving line of credit was 4.56 in 2004, 5.16% in 2003, and 5.47% in 2002.

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants, if not waived, would cause a cross-default under the majority of all of the Company's debt agreements, including the GE facility. The Company was in compliance with all applicable financial covenants as of January 29, 2005.

6. SUBORDINATED NOTE PAYABLE TO AFFILIATE

The Company issued a Subordinated Note to Harris, a wholly owned subsidiary of El Corte Ingles ("ECI") of Spain, in the principal amount of $22,179,000 on August 20, 1998 as partial consideration for the Harris acquisition (the "Original Note"). (See Note 14.) The Original Note, discounted to an effective interest rate of 10% at issuance, bore interest at a fixed rate of 8%. On December 7, 2004 a new Subordinated Note due May 30, 2009 superseded the Original Note. The new Subordinated Note bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the GE facility. The Company made principal payments of $1.0 million each upon execution of the note and subsequent to fiscal year end on February 20, 2005 as scheduled. Additional principal payments of $1.0 million are scheduled for each of February 2006 and 2007 and principal payments of $2.0 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the GE facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company. Interest paid to Harris totaled $2,117,000 in 2003, 2002 and 2001.

7. LEASES

The Company leases certain retail department stores, specialty stores, land, furniture and fixtures and equipment under capital and noncancellable operating leases that expire in various years through 2020. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years. The Company leases three of its department stores from El Corte Ingles ("ECI") of Spain. ECI is the parent company of Harris, and both Harris and ECI are affiliates of the Company. (See Note 14.) Rent paid or accrued to ECI totaled $856,000 in 2004, $859,000 in 2003, and $864,000 in 2002.

Future minimum lease payments as of January 29, 2005, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

                                                Capital      Operating
(In thousands)                                   Leases        Leases
--------------------------------------------  ------------  ------------
2005........................................ $      2,205  $     23,169
2006........................................        1,466        22,772
2007........................................          947        19,475
2008........................................          476        17,570
2009........................................          476        15,013
Thereafter..................................        2,204        75,700
                                              ------------  ------------
Total minimum lease payments................        7,774  $    173,699
  Amount representing interest..............       (2,067)  ============
                                              ------------
Present value of minimum lease payments.....        5,707
  Less current portion......................       (1,717)
                                              ------------
                                             $      3,990
                                              ============

Rental expense consists of the following:

(In thousands)                                    2004          2003         2002
--------------------------------------------  ------------  ------------  ----------
Operating leases:
  Buildings:
    Minimum rentals......................... $     23,360  $     23,125  $   23,409
    Contingent rentals......................        2,839         2,895       3,016
  Fixtures and equipment....................        1,910         1,994       1,618
                                              ------------  ------------  ----------
                                             $     28,109  $     28,014  $   28,043
                                              ============  ============  ==========

One of the Company's lease agreements contains a restrictive financial covenant pertaining to the debt to tangible net worth ratio with which management believes the Company was in compliance at January 29, 2005.

8. DISCONTINUED OPERATIONS

From time to time the Company may consider closure of certain store locations that are determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. All of the store locations closed in each of the fiscal years 2003 and 2002 were acquired from Lamonts Apparel Inc. in July 2000, with the exception of one specialty store closed in 2003.

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

(In thousands)                                               2004        2003         2002
--------------------------------------------------------  ----------  ----------  ------------
Net sales from closed stores............................ $           $    6,973  $     25,512
Net lease department revenues...........................         --          --            --
                                                          ----------  ----------  ------------
  Total Revenues........................................         --       6,973        25,512

Cost of sales...........................................                  4,437        15,669
Selling, general and administrative expenses............                  3,013        10,906
Depreciation and amortization...........................                     70           885
                                                          ----------  ----------  ------------
  Total costs and expenses..............................         --       7,520        27,460
                                                          ----------  ----------  ------------

Loss from operations of closed stores................... $       --  $     (547) $     (1,948)
                                                          ==========  ==========  ============

Net costs associated with the closure of stores were minor in fiscal 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. Net costs associated with the closure of stores totaled $0.8 million in fiscal 2003 primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. Net costs associated with the closure of stores totaled $4.8 million in fiscal 2002 consisting of lease termination costs, severance and other incremental costs associated with the store closings of approximately $0.6 million and non-cash asset impairment charges related to stores closed in fiscal 2003 and fiscal 2002 of $4.5 million, partially offset by a gain of $0.3 million from the sale of lease rights and fixtures and equipment related to two of the closed locations.

As of January 29, 2005, the Company had no reserves for store closure costs. In the event the Company decides to close additional stores in fiscal 2005 or beyond, additional store closure costs, which may be material, may be incurred.

9. ASSET IMPAIRMENT CHARGES

During 2002, the Company recorded non-cash asset impairment charges of $9.5 million to write down long-lived assets related to certain underperforming stores, primarily former Lamonts locations. These charges consisted of $3.6 million of property and equipment, $5.8 million of leasehold interests and $0.1 million of goodwill. The charges were determined by comparing projected net operating cash flows, including estimated proceeds from the sale of certain assets, to the carrying value of the stores' long-lived assets. No such costs were recorded in 2004 or 2003.

10. INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

(In thousands)                                    2004          2003         2002
--------------------------------------------  ------------  ------------  ----------
Current:
  Federal................................... $      1,066  $      1,848  $   (4,179)
  State.....................................          180           221        (783)
                                              ------------  ------------  ----------
                                                    1,246         2,069      (4,962)
                                              ------------  ------------  ----------
Deferred:
  Federal...................................        1,412          (896)     (2,316)
  State.....................................          360            70         440
                                              ------------  ------------  ----------
                                                    1,772          (826)     (1,876)
                                              ------------  ------------  ----------
                                             $      3,018  $      1,243  $   (6,838)
                                              ============  ============  ==========

The principal components of deferred tax assets and liabilities are as follows (in thousands):

                                      January 29,             January 31,
                                         2005                    2004
                                ----------------------  ----------------------
                                Deferred    Deferred    Deferred    Deferred
                                   Tax         Tax         Tax         Tax
                                 Assets    Liabilities   Assets    Liabilities
                                ---------  -----------  ---------  -----------
Current:
  Accrued employee benefits... $   1,094  $            $   1,036  $
  Credit losses...............
  State income taxes..........       110                      74
  LIFO inventory reserve......                 (3,897)                 (3,093)
  Supplies inventory..........                   (647)                   (558)
  Workers' compensation.......     2,718                   1,825
  Valuation Allowance.........      (750)                   (494)
  Other items, net............     1,210       (1,555)     1,448       (1,311)
                                ---------  -----------  ---------  -----------
                                   4,382       (6,099)     3,889       (4,962)
                                ---------  -----------  ---------  -----------
Long-Term:
  Net operating loss and tax
    credit carryforwards......     4,514                   5,561
  State income taxes..........       690                     567
  Property and equipment......                (13,326)                (14,437)
  Accounting for leases.......        --       (3,180)        --       (3,737)
  Leasehold interests.........       878                   1,911
  Impaired assets.............     1,239                   1,450
  Deferred income.............     1,063       (3,812)     1,326       (3,558)
  Deferred rent...............     1,206                   1,232
  Valuation allowance.........    (1,504)                 (1,323)
  Other items, net............     1,228         (960)       940         (779)
                                ---------  -----------  ---------  -----------
                                   9,314      (21,278)    11,664      (22,511)
                                ---------  -----------  ---------  -----------
                               $  13,696  $   (27,377) $  15,553  $   (27,473)
                                =========  ===========  =========  ===========

Income tax expense (benefit) varies from the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes. The reasons for this difference are as follows:

                                                    2004       2003       2002
-----------------------------------------------   --------   --------   --------
Statutory rate.................................      35.0%     35.0%    (35.0)%
State income taxes, net of
 federal income tax benefit....................       4.3        8.0       (0.9)
General business credits.......................      (2.3)      (6.7)      (1.3)
Amortization of goodwill.......................
Tax refund claims..............................                            (4.0)
Other items, net...............................      (0.7)      (0.6)      (5.1)
                                                  --------   --------   --------
Effective rate.................................      36.3%     35.7%    (46.3)%
                                                  ========   ========   ========

Realization of the total deferred tax assets of $13,696,000 is considered more likely than not and is dependent upon generating sufficient taxable income in future periods.

At January 29, 2005, the Company has, for federal tax purposes, general business credits of $1,191,000 that expire in the years 2018 through 2022, and alternative minimum tax credits of $699,000 which may be used for an indefinite period. At January 29, 2005, the Company also has, for state tax purposes, $2,624,000 of enterprise zone credits which may be used for an indefinite period. These carryforwards are available to offset future taxable income. The Company has established valuation allowances of $2,254,000 and $1,818,000 at January 29, 2005 and January 31, 2004, respectively, which relate primarily to certain tax credit carryforwards whose realizability is uncertain.

The Company received income tax refunds, net of payments, of $44,000 in 2004, $2,164,000 in 2003 and $1,235,000 in 2002. The income tax refunds received in 2003 and 2002 were, in part, attributable to a final settlement of certain federal net operating loss carryback refund claims filed with the Internal Revenue Service. The Company recognized a federal income tax benefit of $826,000 and interest income of $569,000 (included in miscellaneous income) in 2002 related to the federal income tax refund claims.

11. EARNINGS PER SHARE

Net earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

(Shares in thousands)                               2004       2003       2002
-----------------------------------------------   --------   --------   --------
Weighted average number of
  shares - basic...............................    12,922     12,830     12,747
Effect of assumed option exercises.............       430         89
                                                  --------   --------   --------
Weighted average number of
  shares - diluted.............................    13,352     12,919     12,747
                                                  ========   ========   ========

Options with an exercise price greater than the average market price of the Company's common stock during the period are excluded from the computation of the weighted-average number of shares on a diluted basis as such options are anti-dilutive. Anti-dilutive options excluded from the calculation were 496,775, 1,522,568 and 1,685,624 shares as of the end of 2004, 2003 and 2002, respectively.

12. STOCK OPTION AND STOCK PURCHASE PLANS

The Company has certain stock option plans and an Employee Stock Purchase Plan, as described below. All of these plans have been approved by the Company's stockholders.

Stock Option Plans.

The Company has stock option plans for directors, officers and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over five years and expire ten years from the date of the grant. At January 29, 2005, options for 594,500 shares were available for future grants under the plans.

Option activity under the plans is as follows:

                          2004                 2003                 2002
                     -------------------- -------------------- --------------------
                                 Weighted-            Weighted-            Weighted-
                       Number    Average    Number    Average    Number    Average
                         of      Exercise     of      Exercise     of      Exercise
                       Shares     Price     Shares     Price     Shares     Price
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
  at beginning of
  year.............. 1,688,500  $   5.36  1,713,000  $   5.99  1,535,500  $   6.68
Granted.............   261,500      6.10    279,500      1.64    295,500      2.61
Exercised...........  (132,250)     3.71     (9,000)     3.03
Cancelled...........  (270,000)     9.34   (295,000)     5.57   (118,000)     6.42
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
 at end of year..... 1,547,750  $   4.96  1,688,500  $   5.36  1,713,000  $   5.99
                     ==========  ======== ==========  ======== ==========  ========
Options exercisable
 at end of year.....   941,375  $   5.69  1,067,625  $   6.95  1,009,250  $   7.47
                     ==========  ======== ==========  ======== ==========  ========

Options for 942,375, 1,070,625 and 1,010,000 shares were exercisable as of January 29, 2005, January 31, 2004 and February 1, 2003, respectively, and had a weighted average exercise price of $5.69, $6.95 and $7.47 per share, respectively.

Additional information regarding options outstanding as of January 29, 2005 is a follows:

                                Weighted-
                                 Average    Weighted-
                                Remaining    Average
    Range of         Number    Contractual  Exercise
 Exercise Prices  Outstanding  Life (yrs.)    Price
----------------- ------------ -----------  ---------
$1.13 to $3.28        534,250        7.46  $    2.61
$3.52 to $6.03        622,000        6.94  $    5.04
$6.19 to $9.21        391,500         4.1  $    8.03
----------------- ------------ -----------  ---------
$1.13 to $9.21      1,547,750        6.40  $    5.69
================= ============ ===========  =========

Employee Stock Purchase Plan.

The Company also has a statutory Employee Stock Purchase Plan, which allows its employees to purchase Company common stock at a 15% discount. Employees can purchase stock under the Plan through payroll deductions ranging from 1% to 10% of their annual compensation, up to a maximum of $21,250 per employee per year. A total of 500,000 shares were originally registered under the Plan, with 313,460 shares issued through January 29, 2005.

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

The weighted average fair values of options on their grant date during Fiscal 2004, 2003 and 2002, where the exercise price equaled the market price on the date of grant, were $6.10, $1.53 and $2.61, respectively. The estimated fair value of each option grant is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2004       2003       2002
                                         ---------  ---------  ---------
Risk-free interest rate................       3.4%      1.3%      2.3%
Expected dividend yield................        --         --         --
Expected volatility....................      55.0%     57.0%     57.0%
Expected option life (years)...........         5          5          5
Fair value of options granted..........     $3.41      $0.68      $1.09

As allowed by SFAS No. 123, the impact of outstanding non-vested stock options granted prior to 1995 has been excluded from the pro-forma calculations. Accordingly the 2003, 2002 and 2001 pro-forma adjustments may not be indicative of future period pro-forma adjustments.

13. RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan ("Plan") which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to statutory limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. Beginning 2001, the Company amended the Plan to provide for a guaranteed annual match of 3%, including the ability for participants to earn an additional 1% depending on the Company's annual financial performance. The Company recognized $1,166,000, $1,251,000 and $1,415,000 in expense related to the Plan in 2004, 2003 and 2002, respectively.

14. TRANSACTIONS WITH AFFILIATES

Harris and ECI became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The purchase price for the assets consisted of 2,095,900 shares of the Company's common stock and a Subordinated Note Payable in the amount of $22,179,000 (See Note 6).

On February 22, 2002, the Company entered into a Credit Facilitation Agreement with Harris. Under the Credit Facilitation Agreement, Harris agreed to guarantee an irrevocable standby letter of credit (the "Harris letter of credit") issued by a bank to GE Capital in the amount of $7.0 million for the purpose of providing additional credit enhancement to the Original GE facility. The Harris letter of credit was used to collateralize standby letters of credit that were subsequently issued under the Original GE facility to key factors. The Harris letter of credit was cancelled and the Credit Facilitation Agreement was terminated as a result of the closing of the sale of receivables to HSBC.

15. COMMITMENTS AND CONTINGENCIES

On March 5, 2004, AT&T filed a breech of contract complaint in The United States District Court in Fresno, California demanding the payment of approximately $768,000 for telecommunication services allegedly supplied to the Company in 2002 and 2003. The Company has answered and denied the AT&T allegations and demand. At this time it is not possible to predict the outcome of this dispute. The Company believes that it is not liable for the amounts demanded by AT&T, however, it has accrued liabilities for estimated settlement costs that management believes are reasonable. Although the final resolution of these matters may be greater than the Company's recorded liability, management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is party to other legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

In July of fiscal 2004 the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The anticipated completion date of the project is Summer 2005 with an estimated net cost to the Company of approximately $4.5 million. On April 15, 2005 the Company also opened a new store in Albany, Oregon at a total cost to the Company of approximately $1.2 million.

As of January 29, 2005, the Company had issued a total of $3.3 million of standby letters of credit and documentary letters of credit totaling $2.1 million. As of January 31, 2004, the Company had issued a total of $8.4 million of standby letters of credit and documentary letters of credit totaling $1.9 million. The standby letters of credit were issued to secure credit lines with key factors and to provide collateral for workers compensation insurance policies. The factor letters of credit were allowed to expire at their respective expiration dates. Management believes the likelihood of any draws under the workers compensation standby letters of credit are remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

16. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the year ended January 31, 2004, as a result of a letter issued on February 7, 2005 by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC") to the American Institute of Certified Public Accountants regarding certain operating lease-related accounting issues and their applications under generally accepted accounting principles in the United States of America ("GAAP"), the Company determined that its then current manner in which it accounted for certain lease related matters was not in accordance with GAAP. Corrections to the Company's lease accounting policies include an adjustment to depreciation expense to correct the depreciable lives for certain leasehold improvements, and to correct the recording of certain tenant allowances and construction reimbursements, as reductions in rent expense, which are included in selling general and administration expenses, that had previously been recorded as reductions in the cost of the underlying constructed assets. In addition, the restatement includes adjusting lease terms of certain leases to include bargain renewal option periods where exercise of the options would be reasonably assured, and recognizing the straight-line effect over the lease term of such changes in rents during the option periods. As a result, the Company has restated the accompanying fiscal 2003 and 2002 consolidated financial statements from amounts previously reported.

In addition, the Company had previously classified newly generated receivables and payments on receivables under the securitization program as investing activities, and classified the gross proceeds from the sale of its proprietary credit card portfolio and the repayment of the 1999-1 and 2000-1 Series Certificates as financing activities in its consolidated statement of cash flows for the fiscal year ended February 1, 2003. To correct this error, the Company has restated its fiscal 2002 consolidated statement of cash flows to reflect the change in receivables and the net proceeds received by the Company from the sale of its proprietary credit card portfolio as operating activities, since the credit card receivables originated from the sale of the Company's merchandise.

A summary of the significant effects of the restatement is as follows:

Statement of Operations
                                                January 31,   January 31,     February 1,    February 1,
For the year ended:                                2004           2004           2003           2003
                                               -------------  -------------  -------------  -------------
                                               (As previously (As restated)  (As previously (As restated)
                                                 reported)                     reported)

Selling, general and administrative expenses. $     203,966  $     203,448  $     207,885  $     207,367
Depreciation and amortization................        13,177         14,497         13,374         14,633
Operating income.............................        15,315         14,513          3,762          3,021
Income (loss) from continuing operations
  before income tax (benefit)................         4,281          3,479        (14,014)       (14,755)
Income tax expense (benefit).................         1,529          1,243         (6,495)        (6,838)
Income (loss) from continuing operations.....         2,752          2,236         (7,519)        (7,917)
Net income (loss)............................ $       1,870  $       1,354  $     (11,973) $     (12,371)
Net income (loss) per common share:
Basic
  Income (loss) from continuing operations... $        0.22  $        0.17  $       (0.59) $       (0.62)
  Loss from discontinued operations.......... $        0.07  $       (0.07) $       (0.35) $       (0.35)
  Net income (loss) per common share......... $        0.15  $        0.10  $       (0.94) $       (0.97)
Diluted
  Income (loss) from continuing operations... $        0.21  $        0.17  $       (0.59) $       (0.62)
  Loss from discontinued operations.......... $       (0.07) $       (0.07) $       (0.35) $       (0.35)
  Net income (loss) per common share......... $        0.14  $        0.10  $       (0.94) $       (0.97)

Balance Sheet
                                               January 31,     January 31,
As of:                                            2004             2004
                                             ---------------  ---------------
                                             (As previously    (As restated)
                                                reported)

Property and equipment, net................ $       129,832  $       127,561
Other intangibles - net....................             854              689
Total other assets.........................          12,535           12,370
Total assets...............................         323,991          321,555
Deferred income taxes, current.............             569            1,073
Other liabilities..........................          16,874           17,678
Deferred income taxes (less current portion)         12,637           11,352
Retained earnings..........................          36,753           34,799
Total stockholders' equity.................         108,322          106,368
Total liabilities and stockholders' equity. $       323,991  $       321,555

Statement of Cash Flows
                                               February 1,      February 1,
For the year ended:                               2003             2003
                                             ---------------  ---------------
                                             (As previously    (As restated)
                                                reported)

Net cash provided by operating activities.. $        20,871  $        43,025

Net cash used in investing activities...... $       (12,218) $        (7,053)

Net cash used in financing activities...... $        (5,179) $       (32,498)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

GOTTSCHALKS INC. AND SUBSIDIARY

                                                    ADDITIONS
                                          ------------------------
          COL. A               COL. B       COL. C        COL. D         COL. E          COL. F
---------------------------  -----------  ----------     ---------     -----------     -----------
                                                          Charged
                             Balance at   Charged to     to Other                      Balance at
                              Beginning   Costs and      Accounts      Deductions        End of
Description                   of Period    Expenses      Describe       Describe         Period
---------------------------  -----------  ----------     ---------     -----------     -----------
Year ended January 29, 2005:
  Store closure reserve.... $   337,000  $              $             $  (337,000)(4) $        --
  Deferred tax asset
    valuation allowance.... $ 1,818,000  $  436,000 (5) $             $               $ 2,254,000
  Allowance for vendor
    claims receivable...... $   281,000  $              $             $  (191,000)(6) $    90,000

Year ended January 31, 2004:
  Store closure reserve.... $   618,000  $  542,000 (3) $             $  (823,000)(4) $   337,000
  Deferred tax asset
    valuation allowance.... $ 1,438,000  $  380,000 (5) $             $               $ 1,818,000
  Allowance for vendor
    claims receivable...... $    81,000  $  200,000 (6) $             $               $   281,000

Year ended February 1, 2003:
  Allowance for doubtful
    accounts............... $   354,544  $  825,061 (1) $             $(1,179,605)(2) $
  Store closure reserve.... $   529,000  $  581,000 (3) $             $  (492,000)(4) $   618,000
  Deferred tax asset
    valuation allowance.... $   645,000  $  793,000 (5) $             $               $ 1,438,000
  Allowance for vendor
    claims receivable...... $    91,000  $              $             $   (10,000)(6) $    81,000

  Represents the provision for credit losses on receivables ineligible for sale.

  Represents uncollectible accounts written off, net of recoveries, pertaining to receivables ineligible for sale. The 2002 amount includes $389,000 representing the write-off of the remaining allowance at the date of the receivables sale to HSBC.

  Represents costs incurred for store closures in 2003 and 2002, including the remaining lease obligations, asset impairment charges related to the improvements, fixtures and lease rights, severance and other incremental costs.

  Represents amounts paid in connection with store closures and continuing lease payments related to one store closed in 2001. In 2002 represents cash proceeds received as a result of the sale of lease rights, fixtures and equipment, net of amounts paid in connection with store closures.

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

Dated: April 29, 2005

GOTTSCHALKS, Inc.
	By:	/s/ James R. Famalette

James R. Famalette

President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph W. Levy Joseph W. Levy	Chairman	April 29, 2005
/s/ James R. Famalette James R. Famalette	President, Chief Executive Officer and Director (principal executive officer)	April 29, 2005
/s/ J. Gregory Ambro J. Gregory Ambro	Chief Administrative and Financial Officer (principal financial and accounting officer)	April 29, 2005
/s/ O. James Woodward III O. James Woodward III	Director	April 29, 2005
/s/ Sharon Levy Sharon Levy	Director	April 29, 2005
/s/ James Czech James Czech	Director	April 29, 2005
/s/ Joseph J. Penbera Joseph J. Penbera	Director	April 29, 2005
/s/ Fred Ruiz Fred Ruiz	Director	April 29, 2005
/s/ Max Gutmann Max Gutmann	Director	April 29, 2005
/s/ Thomas H. McPeters Tom McPeters	Director	April 29, 2005
/s/ Dale H. Achabal Dale H. Achabal	Director	April 29, 2005
/s/ Jorge Pont Sanchez Jorge Pont Sanchez	Director	April 29, 2005