Form 10-Q
period 2005-04-30
GOTTSCHALKS INC
filed 2005-06-10
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

      The number of shares of the Registrant's common stock outstanding as of April 30, 2005 was 13,156,833.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                      April 30,   January 29,    May 1,
                                                        2005         2005         2004
                                                     -----------  -----------  -----------
                                                                              (As Restated)
                                                                               (See Note 8)
ASSETS
CURRENT ASSETS:
  Cash............................................. $     5,622  $     5,470  $     5,893
  Receivables, net.................................       3,110        6,920        4,419
  Merchandise inventories..........................     178,104      152,753      184,959
  Other............................................      10,279        9,669       11,270
                                                     -----------  -----------  -----------
          Total current assets.....................     197,115      174,812      206,541

PROPERTY AND EQUIPMENT - NET.......................     127,071      126,509      125,237
GOODWILL - NET.....................................       7,501        7,501        7,501
OTHER INTANGIBLES - NET............................         643          652          680
OTHER LONG-TERM ASSETS.............................       5,133        6,101        6,535
                                                     -----------  -----------  -----------
                                                    $   337,463  $   315,575  $   346,494
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities...................... $    83,673  $    77,131  $    84,022
  Revolving line of credit.........................          --           --       76,880
  Current portion of long-term obligations.........       3,243        3,242        2,590
                                                     -----------  -----------  -----------
      Total current liabilities....................      86,916       80,373      163,492

REVOLVING LINE OF CREDIT...........................      63,730       45,753           --
LONG-TERM OBLIGATIONS (less current portion).......      24,898       25,650       28,293

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      30,698       30,263       28,382

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      20,180       21,180       22,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     111,041      112,356      104,147
                                                     -----------  -----------  -----------
                                                    $   337,463  $   315,575  $   346,494
                                                     ===========  ===========  ===========

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                           Thirteen Weeks Ended
                                                         ------------------------
                                                           April 30,    May 1,
                                                            2005         2004
                                                         -----------  -----------
                                                                     (As Restated)
                                                                      (See Note 8)
Net sales.............................................. $   144,104  $   144,533
Net credit revenues....................................         779          839
Net leased department revenues.........................         744          752
                                                         -----------  -----------
     Total revenues....................................     145,627      146,124

Costs and expenses:
  Cost of sales........................................      95,233       94,819
  Selling, general and administrative expenses.........      48,715       49,110
  Depreciation and amortization........................       3,197        3,417
  New store opening costs..............................         107
                                                         -----------  -----------
     Total costs and expenses..........................     147,252      147,346
                                                         -----------  -----------
Operating loss.........................................      (1,625)      (1,222)

Other (income) expense:
  Interest expense.....................................       1,929        2,874
  Miscellaneous income.................................        (353)        (462)
                                                         -----------  -----------
                                                              1,576        2,412
                                                         -----------  -----------
Loss before income tax benefit.........................      (3,201)      (3,634)
Income tax benefit.....................................      (1,216)      (1,418)
                                                         -----------  -----------
Loss from continuing operations........................      (1,985)      (2,216)

Discontinued operations:
  Loss on store closures...............................          --          (31)
  Income tax benefit...................................          --          (11)
                                                         -----------  -----------
  Loss on discontinued operations......................          --          (20)
                                                         -----------  -----------
     Net loss.......................................... $    (1,985) $    (2,236)
                                                         ===========  ===========

Loss per common share - basic and diluted
  Loss from continuing operations...................... $     (0.15) $     (0.17)
  Loss from discontinued operations.................... $      0.00  $      0.00
  Loss per common share................................ $     (0.15) $     (0.17)

Weighted average number of common
  shares outstanding -
  Basic and Diluted....................................      13,077       12,883

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                    Thirteen Weeks Ended
                                                                 --------------------------
                                                                    April 30,     May 1,
                                                                     2005          2004
                                                                 ------------  ------------
                                                                               (As Restated)
                                                                               (See Note 8)
OPERATING ACTIVITIES:
  Net loss..................................................... $     (1,985) $     (2,236)
  Adjustments:
     Depreciation and amortization.............................        3,197         3,417
     Other adjustments, net....................................          410          (812)
     Changes in operating assets and liabilities:
        Receivables............................................        3,810         4,726
        Merchandise inventories................................      (24,986)      (28,000)
        Other current and long-term assets.....................          340        (1,137)
        Trade accounts payable and accrued expenses............        5,794         9,541
        Other current and long-term liabilities................       (2,646)           73
                                                                 ------------  ------------
           Net cash used in operating activities...............      (16,066)      (14,428)

INVESTING ACTIVITIES:
   Capital expenditures........................................       (4,164)       (1,495)
   Other.......................................................           91            91
                                                                 ------------  ------------
           Net cash used in investing activities...............       (4,073)       (1,404)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       17,977        16,871
  Proceeds from long-term obligations..........................           --         9,000
  Debt issuance costs..........................................           --        (1,060)
  Principal payments on long-term obligations..................       (1,751)      (14,145)
  Proceeds from Exercise of Stock Options......................          670
  Changes in cash management liability and other...............        3,395         5,868
                                                                 ------------  ------------
          Net cash provided by financing activities............       20,291        16,534
                                                                 ------------  ------------
INCREASE IN CASH...............................................          152           702
CASH AT BEGINNING OF PERIOD....................................        5,470         5,172
                                                                 ------------  ------------
CASH AT END OF PERIOD.......................................... $      5,622  $      5,874
                                                                 ============  ============
SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized interest................... $      2,199  $      2,593
  Income taxes paid............................................ $      1,310  $        201

See notes to condensed financial statements.

GOTTSCHALKS INC. AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen Weeks Ended April 30, 2005 and May 1, 2004

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the first quarter of the fiscal year ending January 28, 2006 ("fiscal 2005"), the Company operated 63 full-line Gottschalks department stores located in 6 Western states, with 38 stores in California, 12 in Washington, 6 in Alaska, 3 in Oregon, and 2 in each of Nevada and Idaho. The Company also operates 6 specialty apparel stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 30, 2005 are not necessarily indicative of the results that may be expected for fiscal 2005 due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 29, 2005 (the "2004 Annual Report on Form 10-K"). The condensed balance sheet at January 29, 2005 has been derived from the audited financial statements as of that date.

2. STOCK-BASED COMPENSATION

At April 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model.

                                                     Thirteen Weeks Ended
                                                    ----------------------
                                                     April 30,    May 1,
(In thousands of dollars, except per share data)       2005        2004
--------------------------------------------------  ----------  ----------
Net loss as reported.............................. $   (1,985) $   (2,236)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects..........        (84)        (38)
                                                    ----------  ----------
Pro forma net loss ............................... $   (2,069) $   (2,274)
                                                    ==========  ==========
Net loss per share (basic and diluted):
  As reported .................................... $    (0.15) $    (0.17)
  Pro-forma ...................................... $    (0.16) $    (0.18)

3. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 29, 2005. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2005 operating results.

4. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                           April 30,      January 29,      May 1,
(In thousands of dollars)                   2005              2005         2004
---------------------------------------  ------------    ------------  ------------
Trade accounts payable................. $     38,501    $     24,547  $     36,209
Accrued expenses.......................       19,758          23,385        17,426
Cash management liability..............        8,879           5,483        13,194
Accrued payroll and related
  liabilities..........................        6,778           8,139         7,744
Taxes, other than income taxes.........        7,524          12,059         7,673
Federal and state income taxes
  payable..............................          516           1,801           703
Deferred income taxes payable..........        1,717           1,717         1,073
                                         ------------    ------------  ------------
                                        $     83,673    $     77,131  $     84,022
                                         ============    ============  ============

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

As of April 30, 2005, outstanding borrowings under the GE facility totaled $63.7 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $56.4 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

In January 2005, the Company amended the GE facility to provide for a springing lock-box arrangement. Pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company has classified all of its revolving credit facility as long-term as of April 30, 2005 and January 29, 2005. Although the Company has held the intent and ability to maintain this debt outstanding for more than one year, prior to such amendment the Company classified its borrowings under the facility as a current liability pursuant to such guidance. Accordingly, borrowings under the revolving credit facility as of May 1, 2004 are classified as current liabilities.

As of April 30, 2005, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.5% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). As of April 30, 2005, the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                           April 30,     January 29,      May 1,
(In thousands)                               2005            2005          2004
---------------------------------------  ------------    ------------  ------------
9.39% mortgage loans payable, due 2010.       16,939          17,059        17,403
Capital lease obligations..............        5,287           5,707         6,952
Variable rate note payable, due 2005...                        3,700         3,700
7.5% note payable, due 2010............        3,601
Other mortgage loans and notes payable.        2,314           2,426         2,828
                                         ------------    ------------  ------------
                                              28,141          28,892        30,883
Less current portion...................        3,243           3,242         2,590
                                         ------------    ------------  ------------
                                        $     24,898    $     25,650  $     28,293
                                         ============    ============  ============

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

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of April 30, 2005.

Subordinated Note

On December 7, 2004, the Company issued a new Subordinated Note to Harris, a wholly owned subsidiary of El Corte Ingles ("ECI") of Spain, which superseded the original note. The new Subordinated Note, due May 30, 2009, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the GE facility. The Company made principal payments of $1.0 million each upon execution of the note and on February 20, 2005 as scheduled. Additional principal payments of $1.0 million are scheduled for each of February 2006 and 2007 and principal payments of $2.0 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the GE facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company.

6. WEIGHTED AVERAGE NUMBER OF SHARES

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive. Weighted average options outstanding of approximately 1,501,000 and 1,000,000 were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended April 30, 2005 and May 1, 2004. Had the Company reported profit for these periods, approximately 684,000 options with an exercise price greater than the average market price of the Company's common stock during the thirteen weeks ended May 1, 2004 would have been excluded from the computation of the weighted average number of shares, and the approximate effect of dilutive options would have been 674,000 shares and 391,000 shares for the thirteen weeks ended April 30, 2005 and May 1, 2004 respectively.

7. COMMITMENTS AND CONTINGENCIES

On March 5, 2004, AT&T filed a breach of contract complaint in The United States District Court in Fresno, California demanding the payment of approximately $768,000 for telecommunication services allegedly supplied to the Company in 2002 and 2003. The Company has answered and denied the AT&T allegations and demand. The Company believes that it is not liable for the amounts demanded by AT&T, however, it has accrued liabilities for estimated settlement costs that management believes are reasonable. Although the final resolution of these matters may be greater than the Company's recorded liability, management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition, or results of operations.

The Company is party to other legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

In July 2004, the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The anticipated completion date of the project is Summer 2005 with an estimated net cost to the Company of approximately $4.5 million. As of April 30, 2005, the estimated remaining cost of such project is $1.8 million.

As of April 30, 2005, the Company had issued a total of $2.4 million of standby letters of credit and documentary letters of credit totaling $0.7 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

8. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its fiscal 2004 quarterly financial information related to corrections to the Company's lease accounting policies, including an adjustment to depreciation expense to correct the depreciable lives being used for certain leasehold costs and improvements, and the recording of certain tenant allowances and construction reimbursements as reductions in rent expense, which are included in selling general and administration expenses, that had previously been recorded as reductions in the cost of the underlying constructed assets. In addition, the restatement includes adjusting lease terms of certain leases to include bargain renewal option periods where exercise of the options would be reasonably assured, and recognizing the straight-line effect over the lease term of such changes in rents during the option periods. Accordingly, the accompanying condensed financial statements as of and for the thirteen weeks ended May 1, 2004 have been restated from amounts previously reported.

A summary of the significant effects of the restatement is as follows:

                                                              May 1,        May 1,
For the thirteen-weeks ended:                                  2004          2004
---------------------------------------------------------  ------------  ------------
                                                          (As previously (As restated)
                                                            reported)

Selling, general and administrative expenses............. $     49,241  $     49,110
Depreciation and amortization............................        3,078         3,417
Operating loss...........................................       (1,014)       (1,222)
Loss from continuing operations before
 income tax benefit......................................       (3,426)       (3,634)
Income tax benefit.......................................       (1,338)       (1,418)
Loss from continuing operations..........................       (2,088)       (2,216)
Net loss................................................. $     (2,108) $     (2,236)
Net loss per common share:
Basic and diluted
  Loss from continuing operations........................ $      (0.16) $      (0.17)
  Loss from discontinued operations...................... $        0.0  $        0.0
  Net loss per common share.............................. $      (0.16) $      (0.17)

Balance Sheet                                                 May 1,        May 1,
As of:                                                         2004          2004
---------------------------------------------------------  ------------  ------------
                                                          (As previously (As restated)
                                                            reported)

Property and equipment, net.............................. $    127,853  $    125,237
Other intangibles - net..................................          842           680
Total other assets.......................................        5,865         6,535
Total assets.............................................      348,602       346,494
Trade accounts payable and other current liabilities.....       83,518        84,022
Deferred income taxes and other liabilities (long term)..       28,908        28,382
Total stockholders' equity...............................      106,233       104,147
Total liabilities and stockholders' equity............... $    348,602  $    346,494

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS No. 123R") which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. In April 2005, the SEC amended the compliance dates for SFAS No. 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25 until adoption of SFAS No. 123R on January 29, 2006. The Company is currently evaluating the impact of adopting SFAS No. 123R.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen-week period ended April 30, 2005 (hereinafter referred to as the "first quarter of fiscal 2005"), is not necessarily indicative of performance for the remainder of the year.

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 8 of the accompanying condensed financial statements.

Critical Accounting Policies

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. Some of these significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2004 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                           Thirteen Weeks Ended
                                                         ------------------------
                                                           April 30,    May 1,
                                                             2005         2004
                                                         -----------  -----------
Net sales..............................................       100.0%      100.0%
Net credit revenues....................................         0.5          0.6
Net leased department revenues.........................         0.5          0.5
                                                         -----------  -----------
     Total revenues....................................       101.1        101.1

Costs and expenses:
  Cost of sales........................................        66.1         65.6
  Selling, general and administrative expenses.........        33.8         33.9
  Depreciation and amortization........................         2.2          2.4
  New store opening costs..............................         0.1          0.0
                                                         -----------  -----------
     Total costs and expenses..........................       102.2        101.9
                                                         -----------  -----------
Operating loss.........................................        (1.1)        (0.8)

Other (income) expense:
  Interest expense.....................................         1.3          2.0
  Miscellaneous income.................................        (0.2)        (0.3)
                                                         -----------  -----------
                                                                1.1          1.7
                                                         -----------  -----------

Loss before income tax benefit.........................        (2.2)        (2.5)
Income tax benefit.....................................        (0.8)        (1.0)
                                                         -----------  -----------
Loss from continuing operations........................        (1.4)        (1.5)
                                                         -----------  -----------
Discontinued operations:
  Loss on store closures...............................         0.0          0.0
  Income tax benefit...................................         0.0          0.0
                                                         -----------  -----------
  Loss on discontinued operations......................         0.0          0.0
                                                         -----------  -----------
     Net loss..........................................        (1.4)%       (1.5)%
                                                         ===========  ===========

First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Net Sales

Net sales decreased by approximately $0.4 million to $144.1 million in the first quarter of fiscal 2005 as compared to $144.5 million in the first quarter of fiscal 2004, a decrease of 0.3%. Severe west coast weather and rising fuel prices put pressure on consumer spending for the period. In addition, the Company launched its 100th Anniversary marketing campaign in March of fiscal 2004, which helped push sales last year. Comparable store sales for the first quarter of fiscal 2005, which includes sales for stores open for the full period in both years, decreased by 0.6% as compared to the first quarter of fiscal 2004.

The Company operated 63 department stores and 6 specialty stores as of the end of the first quarter of fiscal 2005, as compared to 63 department stores and 10 specialty stores as of the end of the first quarter of fiscal 2004.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards decreased approximately $0.1 million, or 7.2%, in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. As a percent of net sales, net credit revenues was 0.5% of net sales in the first quarter of fiscal 2005 as compared to 0.6% in the first quarter of fiscal 2004. The decrease in net credit revenues is due to lower recoveries on accounts charged off prior to the sale of the portfolio to HSBC.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the first quarter of fiscal 2005 was virtually equal to the first quarter of fiscal 2004.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first quarter of fiscal 2005 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $5.3 million in both the first quarter of fiscal 2005 and the first quarter of fiscal 2004.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $0.4 million to $95.2 million in the first quarter of fiscal 2005 as compared to $94.8 million in the first quarter of fiscal 2004, an increase of 0.4%. The Company's gross margin percentage decreased to 33.9% in the first quarter of fiscal 2005 as compared to 34.4% in the first quarter of fiscal 2004. The decrease in gross margin is mainly due to the decrease in net sales combined with higher markdowns taken earlier in the quarter in an effort to drive sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $0.4 million to $48.7 million in the first quarter of fiscal 2005 as compared to $49.1 million in the first quarter of fiscal 2004, a decrease of 0.8%. The decrease is primarily attributable to a stabilization of worker's compensation costs, which were impacted by significant increases in loss development rates in California last year. As a percent of net sales, selling, general and administrative expenses decreased in the first quarter of fiscal 2005 by 0.1% as compared to the first quarter of fiscal 2004.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.2 million in the first quarter of fiscal 2005 as compared to $3.4 million in the first quarter of fiscal 2004. As a percent of net sales, depreciation and amortization expense decreased to 2.2% in the first quarter of fiscal 2005 as compared to 2.4% in the first quarter of fiscal 2004. These decreases are partially due to certain assets becoming fully depreciated, partially offset by new assets put into service since the end of the first quarter of fiscal 2004.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $1.0 million to $1.9 million in the first quarter of fiscal 2005 as compared to $2.9 million in the first quarter of fiscal 2004, a decrease of 32.9%. As a percent of net sales, interest expense decreased to 1.3% in the first quarter of fiscal 2005 as compared to 2.0% in the first quarter of fiscal 2004. These decreases are primarily due to continued total debt reductions of $17.9 million at the end of the first quarter of fiscal 2005 as compared to the end of the first quarter of fiscal 2004. These interest reductions include one-time charges of $0.4 million for the early termination of certain debt in the first quarter of fiscal 2004 in connection with the amendment and extension of the Company's revolving credit facility. The weighted average interest rate applicable to the revolving credit facility was 5.6% in the first quarter of fiscal 2005 (5.4% at April 30, 2005) as compared to 4.7% in the first quarter of fiscal 2004.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.4 million in the first quarter of fiscal 2005 and $0.5 million in the first quarter of fiscal 2004.

Income Taxes

The Company's interim effective tax benefit rates from continuing operations of 38.0% in the first quarter of fiscal 2005 and 39.0% in the first quarter of fiscal 2004 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods.

Discontinued Operations

Net costs associated with the closure of stores were minor in the quarter ended May 1, 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. The closure of the Company's Fig Garden Store is not considered a discontinued operation due to its proximity with three other larger stores in the Fresno market, as well as the planned opening of the Fresno River Park store in Summer 2005.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $2.0 million in the first quarter of fiscal 2005 as compared to net loss of $2.2 million in the first quarter of 2004. On a per share basis (basic and diluted), the net loss was $0.15 per share in the first quarter of 2005 as compared to $0.17 per share in the first quarter of 2004.

Liquidity and Capital Resources

As described more fully in the Company's 2004 Annual Report on Form 10-K and Note 5 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, and by short-term trade and factor credit. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

The Company's use of cash in operations during the first quarter is primarily the result of the build-up of spring and summer inventory, after the winter holiday selling season. The increase in net cash used in operations for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 is primarily due to increases in the Company's estimated income tax payments.

Increases in net cash used in investing activities are the result of additional capital spending related to the opening of the Company's Albany, Oregon store and construction of the Fresno, California, River Park store.

Net cash provided by financing activities during the first quarter primarily relates to increased borrowing on the Company's revolving line of credit to fund the acquisition of inventory and for capital expenditures, partially offset by ongoing payment of principal on long-term obligations. The first quarter of fiscal 2004 included the early termination of certain high interest debt, which was partially funded through a lower fixed interest term note that is part of the amended GE facility described below.

Sources of Liquidity

Senior Secured Credit Facility

On February 1, 2002, the Company entered into a three-year senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent and lender, along with three other lenders (the "Original GE facility"). On March 1, 2004, the Company finalized an amendment and restatement of the Original GE facility (the "GE facility"). The GE facility provides up to $165.0 million of working capital financing February 28, 2009. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded fixed term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect.

As of April 30, 2005, outstanding borrowings under the GE facility totaled $63.7 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $56.4 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

In January 2005, the Company amended the GE facility to provide for a springing lock-box arrangement. Pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company has classified all of its revolving credit facility as long-term as of April 30, 2005 and January 29, 2005. Although the Company has held the intent and ability to maintain this debt outstanding for more than one year, prior to such amendment the Company classified its borrowings under the facility as a current liability pursuant to such guidance. Accordingly, borrowings under the revolving credit facility as of May 1, 2004 are classified as current liabilities.

As of April 30, 2005, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.5% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). As of April 30, 2005, the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first quarter of fiscal 2005, totaling $4.2 million, were primarily related to the fixturing of the Albany Oregon store and construction on the River Park store.

In July 2004, the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The anticipated completion date of the project is Summer 2005 with an estimated net cost to the Company of approximately $4.5 million. As of April 30, 2005, the estimated remaining cost of such project is $1.8 million.

As of April 30, 2005, the Company had issued a total of $2.4 million of standby letters of credit and documentary letters of credit totaling $0.7 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity, including cash generated by operations, liquidity provided by the GE facility and other financial resources, will be adequate to meet the Company's planned cash requirements for at least the next 12 months. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to the availability of adequate borrowing capacity, adequate cash flows generated by operations and the adequacy of factor and trade credit. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if these sources of liquidity are significantly reduced or eliminated, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance, unemployment insurance, and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit; the Company's dependence on its key personnel; and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Item I. "Business" in the Company's 2004 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission. THE COMPANY DOES NOT PRESENTLY INTEND TO UPDATE THESE STATEMENTS AND UNDERTAKES NO DUTY TO ANY PERSON TO EFFECT ANY SUCH UPDATE UNDER ANY CIRCUMSTANCES.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2004 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit and on certain of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), with the participation of the Company's management, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as of April 30, 2005. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2005, the Company remediated a material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and correcting its method of accounting for tenant improvement allowances, lease terms and depreciable lives used for leasehold costs and improvements, resulting in the restatement of the Company's financial statements for the quarter ended May 1, 2004, included in this Quarterly Report on Form 10-Q.

The evaluation referred to above did not identify any other significant change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Gottschalks Inc.
(Registrant)
June 10, 2005	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
June 10, 2005	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3) PDF
31.2	Section 302 Certification of Chief Administrative and Financial Officer. (3) PDF
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