Form 10-Q
period 2005-07-30
GOTTSCHALKS INC
filed 2005-09-09
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

      The number of shares of the Registrant's common stock outstanding as of July 30, 2005 was 13,298,677.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                       July 30,   January 29,    July 31,
                                                         2005         2005        2004
                                                     -----------  -----------  -----------
                                                                              (As Restated)
                                                                               (See Note 8)
ASSETS
CURRENT ASSETS:
  Cash............................................. $     6,010  $     5,470  $     5,473
  Receivables, net.................................       3,114        6,920        4,062
  Merchandise inventories..........................     168,484      152,753      168,380
  Other............................................       9,786        9,669        9,614
                                                     -----------  -----------  -----------
          Total current assets.....................     187,394      174,812      187,529

PROPERTY AND EQUIPMENT - NET.......................     130,754      126,509      124,491
GOODWILL - NET.....................................       7,501        7,501        7,501
OTHER INTANGIBLES - NET............................         633          652          671
OTHER LONG-TERM ASSETS.............................       5,110        6,101        6,324
                                                     -----------  -----------  -----------
                                                    $   331,392  $   315,575  $   326,516
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Trade accounts payable and other.................. $    79,535  $    77,131  $    69,217
  Revolving line of credit.........................          --           --       72,259
  Current portion of long-term obligations.........       3,173        3,242        6,302
                                                     -----------  -----------  -----------
      Total current liabilities....................      82,708       80,373      147,778

REVOLVING LINE OF CREDIT...........................      61,953       45,753           --
LONG-TERM OBLIGATIONS (less current portion).......      24,178       25,650       23,863
                                                     -----------  -----------  -----------
                                                         86,131       71,403       23,863

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      30,383       30,263       28,227

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      20,180       21,180       22,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     111,990      112,356      104,468
                                                     -----------  -----------  -----------
                                                    $   331,392  $   315,575  $   326,516
                                                     ===========  ===========  ===========

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                          Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                         ----------------------  ----------------------
                                                           July 30,    July 31,    July 30,    July 31,
                                                            2005        2004        2005        2004
                                                         ----------  ----------  ----------  ----------
                                                                   (As Restated)            (As Restated)
                                                                    (See Note 8)             (See Note 8)
Net sales.............................................. $  151,637  $  147,776  $  295,742  $  292,309
Net credit revenues....................................        670         754       1,449       1,593
Net leased department revenues.........................        667         727       1,411       1,479
                                                         ----------  ----------  ----------  ----------
     Total revenues....................................    152,974     149,257     298,602     295,381

Costs and expenses:
  Cost of sales........................................     97,541      95,484     192,774     190,303
  Selling, general and administrative expenses.........     49,813      48,405      98,527      97,513
  Depreciation and amortization........................      3,333       3,297       6,530       6,715
  New store opening costs..............................        179                     288
                                                         ----------  ----------  ----------  ----------
     Total costs and expenses..........................    150,866     147,186     298,119     294,531
                                                         ----------  ----------  ----------  ----------
Operating income.......................................      2,108       2,071         483         850

Other (income) expense:
  Interest expense.....................................      2,084       2,170       4,013       5,044
  Miscellaneous income.................................       (438)       (465)       (789)       (926)
                                                         ----------  ----------  ----------  ----------
                                                             1,646       1,705       3,224       4,118
                                                         ----------  ----------  ----------  ----------
Income (loss) before income taxes......................        462         366      (2,741)     (3,268)
Income tax expense (benefit)...........................        203         142      (1,014)     (1,276)
                                                         ----------  ----------  ----------  ----------
Income (loss) from continuing operations...............        259         224      (1,727)     (1,992)

Discontinued operations:
  Loss on store closures...............................         --          --          --         (31)
  Income tax benefit...................................         --          --          --         (11)
                                                         ----------  ----------  ----------  ----------
  Loss on discontinued operations......................         --          --          --         (20)
                                                         ----------  ----------  ----------  ----------
     Net income (loss)................................. $      259  $      224  $   (1,727) $   (2,012)
                                                         ==========  ==========  ==========  ==========

Net income (loss) per common share
Basic and diluted
  Income (loss) from continuing operations............. $     0.02  $     0.02  $    (0.13) $    (0.16)
  Loss from discontinued operations.................... $     0.00  $     0.00  $     0.00  $     0.00
  Net income (loss) per common share................... $     0.02  $     0.02  $    (0.13) $    (0.16)

Weighted average number of common
  shares outstanding -
  Basic................................................     13,255      12,904      13,166      12,893
  Diluted..............................................     13,872      13,266      13,166      12,893

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                   Twenty-Six Weeks Ended
                                                                 --------------------------
                                                                   July 30,      July 31,
                                                                     2005          2004
                                                                 ------------  ------------
                                                                               (As Restated)
                                                                               (See Note 8)
OPERATING ACTIVITIES:
  Net loss..................................................... $     (1,727) $     (2,012)
  Adjustments:
     Depreciation and amortization.............................        6,530         6,715
     Store closure costs ------------..........................           --           (31)
     Other adjustments, net....................................       (1,140)       (1,581)
     Changes in operating assets and liabilities:
        Receivables............................................        3,806         5,083
        Merchandise inventories................................      (15,011)      (10,948)
        Other current and long-term assets.....................          829         1,171
        Trade accounts payable and accrued expenses............        2,888           581
        Other current and long-term liabilities................       (1,619)         (552)
                                                                 ------------  ------------
           Net cash used in operating activities...............       (5,397)       (1,512)

INVESTING ACTIVITIES:
   Capital expenditures........................................      (11,524)       (4,395)
   Other.......................................................          183           183
                                                                 ------------  ------------
           Net cash used in investing activities...............      (11,341)       (4,212)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       16,201        12,249
  Proceeds from long-term obligations..........................           --         9,000
  Debt issuance costs..........................................           --        (1,060)
  Principal payments on long-term obligations..................       (2,542)      (14,863)
  Proceeds from exercise of stock options......................        1,327            79
  Proceeds from sale of stock under Employee
    Stock Purchase Plan........................................           32            35
  Changes in cash management liability.........................        2,260           585
                                                                 ------------  ------------
          Net cash provided by financing activities............       17,278         6,025
                                                                 ------------  ------------
INCREASE IN CASH...............................................          540           187
CASH AT BEGINNING OF PERIOD....................................        5,470         5,172
                                                                 ------------  ------------
CASH AT END OF PERIOD.......................................... $      6,010  $      5,473
                                                                 ============  ============
SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized interest................... $      5,923  $      3,958
  Income taxes paid............................................ $      1,310  $        201

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen Weeks and Twenty-Six Weeks Ended July 30, 2005 and July 31, 2004

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the second quarter of the fiscal year ending January 28, 2006 ("fiscal 2005"), the Company operated 63 full-line Gottschalks department stores located in 6 Western states, with 38 stores in California, 12 in Washington, 6 in Alaska, 3 in Oregon, and 2 in each of Nevada and Idaho. The Company also operates 6 specialty apparel stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 30, 2005 are not necessarily indicative of the results that may be expected for fiscal 2005 due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 29, 2005 (the "2004 Annual Report on Form 10-K"). The condensed balance sheet at January 29, 2005 has been derived from the audited financial statements as of that date.

2. STOCK-BASED COMPENSATION

At July 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss) as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model.

                                                     Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                    ----------------------  ----------------------
                                                     July 30,    July 31,    July 30,    July 31,
(In thousands of dollars, except per share data)       2005       2004         2005       2004
--------------------------------------------------  ----------  ----------  ----------  ----------
Net income (loss) as reported..................... $      259  $      224  $   (1,727) $   (2,012)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects..........       (137)        (84)       (208)       (116)
                                                    ----------  ----------  ----------  ----------
Pro forma net income (loss) ...................... $      122  $      140  $   (1,935) $   (2,128)
                                                    ==========  ==========  ==========  ==========
Net income (loss) per share (basic and diluted):
  As reported .................................... $     0.02  $     0.02  $    (0.13) $    (0.16)
  Pro-forma ...................................... $     0.01  $     0.01  $    (0.15) $    (0.17)

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

4. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                           July 30,      January 29,     July 31,
(In thousands of dollars)                     2005           2005           2004
---------------------------------------  ------------    ------------  ------------
Trade accounts payable................. $     34,710    $     24,546  $     26,934
Accrued expenses.......................       20,319          23,386        18,121
Cash management liability..............        7,744           5,483         7,911
Accrued payroll and related
  liabilities..........................        6,317           8,139         7,267
Taxes, other than income taxes.........        8,215          12,059         7,859
Federal and state income taxes
  payable..............................          513           1,801           556
Deferred income taxes payable..........        1,717           1,717           569
                                         ------------    ------------  ------------
                                        $     79,535    $     77,131  $     69,217
                                         ============    ============  ============

5. DEBT

Senior Revolving Credit Facility

The Company has a senior revolving credit facility with General Electric Capital Corporation ("GE Capital") as agent and lender, along with three other lenders (the "GE facility"). The GE facility provides up to $165.0 million of working capital financing through February 28, 2009. The GE facility consists of a revolving credit facility of up to $156.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded fixed term loan of $9.0 million. Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, and (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect.

As of July 30, 2005, outstanding borrowings under the GE facility totaled $62.0 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $49.3 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

In January 2005, the Company amended the GE facility to provide for a springing lock-box arrangement. Pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company has classified all of its revolving credit facility as long-term as of July 30, 2005 and January 29, 2005. Although the Company has held the intent and ability to maintain this debt outstanding for more than one year, prior to such amendment the Company classified its borrowings under the facility as a current liability pursuant to such guidance. Accordingly, borrowings under the revolving credit facility as of July 31, 2004 are classified as current liabilities.

As of July 30, 2005, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.5% per annum (5.9% at July 30, 2005), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). As of July 30, 2005, the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

Other Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                           July 30,      January 29,     July 31,
(In thousands of dollars)                   2005             2005           2004
---------------------------------------  ------------    ------------  ------------
9.39% mortgage loans payable, due 2010.       16,816          17,059        17,291
Capital lease obligations..............        4,861           5,707         6,525
Variable rate note payable, due 2005...           --           3,700         3,700
7.5% note payable, due 2010............        3,445              --            --
Other mortgage loans and notes payable.        2,229           2,426         2,649
                                         ------------    ------------  ------------
                                              27,351          28,892        30,165
Less current portion...................        3,173           3,242         6,302
                                         ------------    ------------  ------------
                                        $     24,178    $     25,650  $     23,863
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

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of July 30, 2005.

Subordinated Note

On December 7, 2004, the Company issued a new Subordinated Note to Harris, a wholly owned subsidiary of El Corte Ingles ("ECI") of Spain, which superseded the original note. The new Subordinated Note, due May 30, 2009, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the GE facility. The Company made principal payments of $1.0 million each upon execution of the new note and on February 20, 2005 as scheduled. Additional principal payments of $1.0 million are scheduled for each of February 2006 and 2007 and principal payments of $2.0 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the GE facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company.

6. WEIGHTED AVERAGE NUMBER OF SHARES

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti- dilutive. Approximately 12,500 and 853,100 options with an exercise price greater than the average market price of the Company's common stock have been excluded from the computation of the weighted average number of shares for the thirteen weeks ended July 30, 2005 and July 31, 2004 respectively. Weighted average options outstanding of approximately 1,333,800 and 958,000 were excluded from the computation of dilutive shares due to the Company's net loss position in the twenty-six weeks ended July 30, 2005 and July 31, 2004. Had the Company reported profit for these periods, approximately 93,800 and 764,700 options with an exercise price greater than the average market price of the Company's common stock during the twenty-six weeks ended July 30, 2005 and July 31, 2004 would have been excluded from the computation of the weighted average number of shares, and the approximate effect of dilutive options would have been 625,200 shares and 363,300 shares for the twenty-six weeks ended July 30, 2005 and July 31, 2004 respectively.

7. COMMITMENTS AND CONTINGENCIES

On March 5, 2004, AT&T filed a breach of contract complaint in The United States District Court in Fresno, California demanding the payment of approximately $768,000 for telecommunication services allegedly supplied to the Company in 2002 and 2003. The Company has answered and denied the AT&T allegations and demand. On July 21, 2005 the Company reached an agreement with AT&T to settle the complaint. The settlement, including legal fees and other costs, approximated the Company's previously recorded reserves.

The Company is party to other legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

In July 2004, the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The project was completed on August 11, 2005 with an estimated remaining net cost to the Company as of July 30, 2005 of approximately $2.0 million.

As of July 30, 2005, the Company had issued a total of $2.4 million of standby letters of credit and documentary letters of credit totaling $3.7 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

8. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the restatement of certain financial information presented in the Company's 2004 Annual Report on Form 10-K the Company has restated the accompanying fiscal 2004 quarterly financial information related to corrections to the Company's lease accounting policies, including an adjustment to depreciation expense to correct the depreciable lives being used for certain leasehold costs and improvements, and the recording of certain tenant allowances and construction reimbursements as reductions in rent expense, which are included in selling general and administration expenses, that had previously been recorded as reductions in the cost of the underlying constructed assets. In addition, the restatement includes adjusting lease terms of certain leases to include bargain renewal option periods where exercise of the options would be reasonably assured, and recognizing the straight-line effect over the lease term of such changes in rents during the option periods. Accordingly, the accompanying condensed financial statements as of and for the thirteen weeks and twenty six weeks ended July 31, 2004 have been restated from amounts previously reported.

A summary of the significant effects of the restatement is as follows:

                                                              Thirteen Weeks Ended          Twenty-Six Weeks Ended
Statement of Operations                                      July 31,        July 31,      July 31,        July 31,
For the thirteen-weeks and twenty-six weeks ended:             2004            2004          2004            2004
---------------------------------------------------------  ------------    ------------  ------------    ------------
                                                           (As previously  (As restated) (As previously  (As restated)
                                                            reported)                     reported)

Selling, general and administrative expenses............. $     48,535    $     48,405  $     97,776    $     97,513
Depreciation and amortization............................        2,957           3,297         6,035           6,715
Operating income.........................................        2,280           2,071         1,266             850
Income (loss) from continuing operations before
   income tax benefit....................................          575             366        (2,851)         (3,268)
Income tax expense (benefit).............................          225             142        (1,112)         (1,276)
Income (loss) from continuing operations.................          350             224        (1,739)         (1,992)
Net Income (loss)........................................ $        350    $        224  $     (1,759)   $     (2,012)
Net loss per common share:
Basic and diluted
  Loss from continuing operations........................ $       0.03    $       0.02  $      (0.14)   $      (0.16)
  Loss from discontinued operations...................... $       0.00    $       0.00  $       0.00    $       0.00
  Net loss per common share.............................. $       0.03    $       0.02  $      (0.14)   $      (0.16)

Balance Sheet                                                July 31,        July 31,
As of:                                                         2004            2004
---------------------------------------------------------  ------------    ------------
                                                           (As previously  (As restated)
                                                            reported)

Property and equipment, net.............................. $    127,447    $    124,491
Other intangibles - net..................................          829             671
Total other assets.......................................       13,909          14,496
Total assets.............................................      328,774         326,516
Trade accounts payable and other current liabilities.....       69,106          69,217
Deferred income taxes and other liabilities (long term)..       28,385          28,227
Total stockholders' equity...............................      106,679         104,468
Total liabilities and stockholders' equity............... $    328,774    $    326,516

Statement of Cash Flows                                      July 31,        July 31,
For the twenty-six weeks ended:                                2004            2004
---------------------------------------------------------  ------------    ------------
                                                           (As previously  (As restated)
                                                            reported)

Net cash used in operating activities.................... $     (1,420)   $     (1,512)
Net cash used in investing activities.................... $     (4,304)   $     (4,212)
Net cash provided by financing activities................ $      6,025    $      6,025

9. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), "Share-Based Payment" ("SFAS No. 123R") which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. In April 2005, the SEC amended the compliance dates for SFAS No. 123R from fiscal periods beginning after June 15, 2005 to fiscal years beginning after June 15, 2005. The Company will continue to account for share-based compensation using the intrinsic value method set forth in APB No. 25 until adoption of SFAS No. 123R on January 29, 2006. The Company is currently evaluating the impact of adopting SFAS No. 123R and does not expect the impact to be materially different from the pro-forma information presented in Note 2.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and twenty-six week periods ended July 30, 2005 (hereinafter referred to as the "second quarter of fiscal 2005" and the "first half of fiscal 2005" respectively), is not necessarily indicative of performance for the remainder of the year.

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

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                               Second Quarter          First Half
                                                         ----------------------  ----------------------
                                                            2005        2004        2005        2004
                                                         ----------  ----------  ----------  ----------
Net sales..............................................      100.0%     100.0%     100.0%     100.0%
Net credit revenues....................................        0.5         0.5         0.5         0.6
Net leased department revenues.........................        0.4         0.5         0.5         0.5
                                                         ----------  ----------  ----------  ----------
     Total revenues....................................      100.9       101.0       101.0       101.1

Costs and expenses:
  Cost of sales........................................       64.3        64.6        65.2        65.1
  Selling, general and administrative expenses.........       32.9        32.8        33.3        33.4
  Depreciation and amortization........................        2.2         2.2         2.2         2.3
  New store opening costs..............................        0.1         0.0         0.1         0.0
                                                         ----------  ----------  ----------  ----------
     Total costs and expenses..........................       99.5        99.6       100.8       100.8
                                                         ----------  ----------  ----------  ----------
Operating income.......................................        1.4         1.4         0.2         0.3

Other (income) expense:
  Interest expense.....................................        1.4         1.4         1.4         1.7
  Miscellaneous income.................................       (0.3)       (0.3)       (0.3)       (0.3)
                                                         ----------  ----------  ----------  ----------
                                                               1.1         1.1         1.1         1.4
                                                         ----------  ----------  ----------  ----------

Income (loss) before income taxes......................        0.3         0.3        (0.9)       (1.1)
Income tax expense (benefit)...........................        0.1         0.1        (0.3)       (0.4)
                                                         ----------  ----------  ----------  ----------
Income (loss) from continuing operations...............        0.2         0.2        (0.6)       (0.7)
                                                         ----------  ----------  ----------  ----------
Discontinued operations:
  Loss from operations of closed stores................
  Loss on store closures...............................         --          --          --          --
  Income tax benefit...................................         --          --          --          --
                                                         ----------  ----------  ----------  ----------
  Loss on discontinued operations......................         --          --          --          --
                                                         ----------  ----------  ----------  ----------
     Net income (loss).................................        0.2%       0.2%      (0.6)%      (0.7)%
                                                         ==========  ==========  ==========  ==========

Second Quarter of Fiscal 2005 Compared to Second Quarter of Fiscal 2004

Net Sales

Net sales increased by approximately $3.8 million to $151.6 million in the second quarter of fiscal 2005 as compared to $147.8 million in the second quarter of fiscal 2004, an increase of 2.6%. During the quarter the Company more than recaptured sales that were negatively affected in 2004 by the entrance of a major new competitor in many of the Company's California markets early that year. Comparable store sales for the second quarter of fiscal 2005, which includes sales for stores open for the full period in both years, increased by 3.1% as compared to the second quarter of fiscal 2004.

The Company operated 63 department stores and 6 specialty stores as of the end of the second quarter of fiscal 2005, as compared to 63 department stores and 10 specialty stores as of the end of the second quarter of fiscal 2004.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards decreased approximately $0.1 million, or 11.1%, in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. As a percent of net sales, net credit revenues was 0.4% of net sales in the second quarter of fiscal 2005 as compared to 0.5% in the second quarter of fiscal 2004. The decrease in net credit revenues is due to lower recoveries on accounts charged off prior to the sale of the portfolio to Household Bank SB (N.A.) ("HSBC") and lower program fees resulting from more timely payments from customers on the underlying accounts.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased approximately $0.1 million to $0.7 million in the second quarter of fiscal 2005 as compared to $0.8 million in the second quarter of fiscal 2004, primarily as a result of a decline in sales of fine jewelry for the period.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the second quarter of fiscal 2005 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $4.8 million in the second quarter of fiscal 2005 and $5.1 million in the second quarter of fiscal 2004.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $2.0 million to $97.5 million in the second quarter of fiscal 2005 as compared to $95.5 million in the second quarter of fiscal 2004, an increase of 2.2%. The Company's gross margin percentage increased to 35.7% in the second quarter of fiscal 2005 as compared to 35.4% in the second quarter of fiscal 2004. The increase in gross margin dollars is mainly due to the increase in net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.4 million to $49.8 million in the second quarter of fiscal 2005 as compared to $48.4 million in the second quarter of fiscal 2004, an increase of 2.9%. The increase is primarily attributable to increases in accounting and consulting fees and certain payroll costs, and timing of certain building maintenance costs. As a percent of net sales, selling, general and administrative expenses increased slightly to 32.9% in the second quarter of fiscal 2005 as compared to 32.8% in the second quarter of fiscal 2004.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.3 million in the second quarter of both fiscal 2005 and fiscal 2004. As a percent of net sales, depreciation and amortization expense remained even at 2.2% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.1 million to $2.1 million in the second quarter of fiscal 2005 as compared to $2.2 million in the second quarter of fiscal 2004, a decrease of 4.0%. As a percent of net sales, interest expense remained constant at 1.4% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Decreases in interest charges due to continued total debt reductions of $15.1 million at the end of the second quarter of fiscal 2005 as compared to the end of the second quarter of fiscal 2004 are offset by increasing interest rates. The weighted average interest rate applicable to the revolving credit facility was 5.6% in the second quarter of fiscal 2005 (5.9% at July 30, 2005) as compared to 4.1% in the second quarter of fiscal 2004.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non- operating income and expense amounts, in the second quarter of fiscal 2005 was approximately equal to the second quarter of fiscal 2004 at just over $0.4 million.

Income Taxes

The Company's interim effective tax rates from continuing operations are 43.9% in the second quarter of fiscal 2005 and 39.0% in the second quarter of fiscal 2004. The interim effective tax rate for the second quarter of fiscal 2005 includes the year to date impact of an adjustment to the projected effective annual tax rate of 37.0% from the previously projected rate of 38.0% used for the first quarter of fiscal 2005, and represents the Company's best estimate of the annual effective tax rate for the fiscal period.

Net Income

As a result of the foregoing, the Company reported net income of approximately $0.3 million in the second quarter of fiscal 2005 as compared to net income of $0.2 million in the second quarter of 2003. On a per share basis (basic and diluted), the net income was $0.02 per share in the second quarter of 2005 and the second quarter of 2004.

First Half of Fiscal 2005 Compared to First Half of Fiscal 2004

Net Sales

Net sales increased by approximately $3.4 million to $295.7 million in the first half of fiscal 2005 as compared to $292.3 million in the first half of fiscal 2004, an increase of 1.2%. Sales during the first quarter of 2005 were sluggish, impacted in part by severe west coast weather. During the second quarter the Company more than recaptured sales that were negatively affected in 2004 by the entrance of a major new competitor in many of the Company's California markets early that year. Comparable store sales for the first half of fiscal 2005, which includes sales for stores open for the full period in both years, also increased by 1.3% as compared to the first half of fiscal 2004.

The Company operated 63 department stores and 6 specialty stores as of the end of the first half of fiscal 2005, as compared to 63 department stores and 10 specialty stores as of the end of the first half of fiscal 2004.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards decreased approximately $0.1 million, or 9.0%, in the first half of fiscal 2005 as compared to the first half of fiscal 2004, however as a percent of net sales, net credit revenues remained even at 0.5% of net sales in the first half of fiscal 2005 as compared to the first half of fiscal 2004. The decrease in net credit revenues is predominantly due to lower recoveries on accounts charged off prior to the sale of the portfolio to HSBC as those accounts age or are collected.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments decreased approximately $0.1 million to $1.4 million in the second quarter of fiscal 2005 as compared to $1.5 million in the second quarter of fiscal 2004, primarily as a result of a decline in sales of fine jewelry for the period.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first half of fiscal 2005 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $10.0 million in the first half of fiscal 2005 and $10.4 million in the first half of fiscal 2004.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $2.5 million to $192.8 million in the first half of fiscal 2005 as compared to $190.3 million in the first half of fiscal 2004, an increase of 1.3%. The resulting increase in gross margin dollars of $1.0 million is mainly due to the increase in net sales. The Company's gross margin percentage decreased to 34.8% in the first half of fiscal 2005 as compared to 34.9% in the first half of fiscal 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $1.0 million to $98.5 million in the first half of fiscal 2005 as compared to $97.5 million in the first half of fiscal 2004, an increase of 1.0%. The increase is primarily attributable to increases in accounting and consulting fees and certain payroll costs, and timing of certain building maintenance costs. As a percent of net sales, selling, general and administrative expenses in the first half of fiscal 2005 decreased by 0.1% as compared to the first half of fiscal 2004 as a result of the higher sales volume.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $6.5 million in the first half of fiscal 2005 as compared to $6.7 million in the first half of fiscal 2004. As a percent of net sales, depreciation and amortization expense decreased to 2.2% in the first half of fiscal 2005 as compared to 2.3% in the first half of fiscal 2004.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $1.0 million to $4.0 million in the first half of fiscal 2005 as compared to $5.0 million in the first half of fiscal 2004, a decrease of 20.4%. As a percent of net sales, interest expense decreased to 1.4% in the first half of fiscal 2005 as compared to 1.7% in the first half of fiscal 2004. These decreases are primarily due to a continued total debt reduction of $15.1 million at the end of the first half of fiscal 2005 as compared to the end of the first half of fiscal 2004. In addition, the first half of 2004 included one-time charges of $0.4 million for the early termination of certain debt in connection with the amendment and extension of the Company's revolving credit facility. The weighted average interest rate applicable to the revolving credit facility was 5.6% in the first half of fiscal 2005 (5.9% at July 30, 2005) as compared to 4.5% in the first half of fiscal 2004.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non- operating income and expense amounts, was $0.8 million in the first half of fiscal 2005 and $0.9 million in the first half of fiscal 2004.

Income Taxes

The Company's interim effective tax benefit rates from continuing operations of 37.0% in the first half of fiscal 2005 and 39.0% in the first half of fiscal 2004 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods.

Discontinued Operations

Net costs associated with the closure of stores were minor in the first half of fiscal 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. The closure of the Company's Fig Garden store is not considered a discontinued operation due to the expected shift in revenue to other stores in the Fresno market, as well as the opening of the Fresno River Park store August 11, 2005.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $1.7 million in the first half of fiscal 2005 as compared to net loss of $2.0 million in the first half of 2004. On a per share basis (basic and diluted), the net loss was $0.13 per share in the first half of 2005 as compared to $0.16 per share in the first half of 2004.

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

The Company's use of cash in operations during the first half is primarily the result of the build- up of spring and summer inventory, after the winter holiday selling season and for the opening of the River Park Store. The increase in net cash used in operations for the first half of fiscal 2005 as compared to the first half of fiscal 2004 is primarily due to increases in inventory requirements for the opening of the River Park store.

Increases in net cash used in investing activities are the result of additional capital spending related to the opening of the Company's Albany, Oregon store and construction of the Fresno, California, River Park store.

Net cash provided by financing activities during the first half primarily relates to increased borrowing on the Company's revolving line of credit to fund the acquisition of inventory and for capital expenditures, partially offset by ongoing payment of principal on long-term obligations. The first half of fiscal 2004 included the early termination of certain high interest debt, which was partially funded through a lower fixed interest term note that is part of the amended GE facility described below.

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

As of July 30, 2005, outstanding borrowings under the GE facility totaled $62.0 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $49.3 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

In January 2005, the Company amended the GE facility to provide for a springing lock-box arrangement. Pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company has classified all of its revolving credit facility as long-term as of July 30, 2005 and January 29, 2005. Although the Company has held the intent and ability to maintain this debt outstanding for more than one year, prior to such amendment the Company classified its borrowings under the facility as a current liability pursuant to such guidance. Accordingly, borrowings under the revolving credit facility as of July 30, 2004 are classified as current liabilities.

As of July 30, 2005, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.5% per annum (5.9% at July 30, 2005), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement). As of July 30, 2005, the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first half of fiscal 2005, totaling $11.5 million, were primarily related to the fixturing of the Albany Oregon store and construction on the River Park store.

In July 2004, the Company entered into an agreement to open one new concept store in the River Park area of Fresno, California. The project was completed on August 11, 2005 with an estimated remaining net cost to the Company as of July 30, 2005 of approximately $2.0 million.

As of July 30, 2005, the Company had issued a total of $2.4 million of standby letters of credit and documentary letters of credit totaling $3.7 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), with the participation of the Company's management, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as of July 30, 2005. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2005, the Company remediated a material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and amending its accounting policies related to the method of accounting for tenant improvement allowances, lease terms, and depreciable lives used for leasehold costs and improvements to conform with generally accepted accounting principles. In addition, the Company implemented additional procedures and processes including an enhanced disclosure checklist to address leasing transactions, a more comprehensive review of the accounting for new leases, and provided additional training for personnel responsible for determining the appropriate accounting for leases including tenant reimbursements and leasehold improvements. Management believes that these procedures remediate the material weakness which resulted in the error and related restatement of the Company's financial statements for the thirteen weeks and twenty six weeks ended July 31, 2004, included in this Quarterly Report on Form 10-Q.

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

Gottschalks Inc.
(Registrant)
September 8, 2005	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
September 8, 2005	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3) PDF
31.2	Section 302 Certification of Chief Administrative and Financial Officer. (3) PDF
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