Form 10-Q
period 2005-10-29
GOTTSCHALKS INC
filed 2005-12-09
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐   NO ☒

      The number of shares of the Registrant's common stock outstanding as of October 29, 2005 was 13,320,013.

GOTTSCHALKS INC. AND SUBSIDIARY
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                     October 29,  January 29,   October 30,
                                                         2005         2005         2004
                                                     -----------  -----------  -----------
                                                                              (As Restated)
                                                                               (See Note 8)
ASSETS
CURRENT ASSETS:
  Cash............................................. $     5,444  $     5,470  $     6,270
  Receivables, net.................................       2,120        6,920        1,948
  Merchandise inventories..........................     217,952      152,753      218,265
  Other............................................      11,912        9,669       11,436
                                                     -----------  -----------  -----------
          Total current assets.....................     237,428      174,812      237,919

PROPERTY AND EQUIPMENT - NET.......................     133,005      126,509      125,481
OTHER LONG-TERM ASSETS.............................      13,213       14,254       14,297
                                                     -----------  -----------  -----------
                                                    $   383,646  $   315,575  $   377,697
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and other................. $   102,019  $    77,131  $   105,382
  Revolving line of credit.........................          --           --       89,049
  Current portion of long-term obligations.........       2,985        3,242        6,304
                                                     -----------  -----------  -----------
      Total current liabilities....................     105,004       80,373      200,735

REVOLVING LINE OF CREDIT...........................      92,077       45,753           --
LONG-TERM OBLIGATIONS (less current portion).......      29,563       25,650       23,235
                                                     -----------  -----------  -----------
                                                        121,640       71,403       23,235

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      26,366       30,263       28,550

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      20,180       21,180       22,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     110,456      112,356      102,997
                                                     -----------  -----------  -----------
                                                    $   383,646  $   315,575  $   377,697
                                                     ===========  ===========  ===========

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                           Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                                         ------------------------  ------------------------
                                                         October 29,  October 30,  October 29,  October 30,
                                                            2005         2004         2005         2004
                                                         -----------  -----------  -----------  -----------
                                                                     (As Restated)             (As Restated)
                                                                      (See Note 8)              (See Note 8)
Net sales.............................................. $   150,468  $   147,049  $   444,570  $   437,640
Net credit revenues....................................         735          731        2,184        2,324
Net leased department revenues.........................         623          631        2,034        2,110
                                                         -----------  -----------  -----------  -----------
     Total revenues....................................     151,826      148,411      448,788      442,074

Costs and expenses:
  Cost of sales........................................      96,332       94,924      288,149      284,199
  Selling, general and administrative expenses.........      51,962       50,639      149,677      147,330
  Depreciation and amortization........................       3,517        3,237        9,955        9,860
  New store opening costs..............................         400                       688
                                                         -----------  -----------  -----------  -----------
     Total costs and expenses..........................     152,211      148,800      448,469      441,389
                                                         -----------  -----------  -----------  -----------
Operating income (loss)................................        (385)        (389)         319          685

Other (income) expense:
  Interest expense.....................................       2,491        2,265        6,504        7,309
  Miscellaneous income.................................        (473)        (379)      (1,262)      (1,306)
                                                         -----------  -----------  -----------  -----------
                                                              2,018        1,886        5,242        6,003
                                                         -----------  -----------  -----------  -----------
Loss before income taxes...............................      (2,403)      (2,275)      (4,923)      (5,318)

Income tax benefit.....................................        (895)        (836)      (1,830)      (2,030)
                                                         -----------  -----------  -----------  -----------
Loss from continuing operations........................      (1,508)      (1,439)      (3,093)      (3,288)

Discontinued operations:
  Loss from operation of closed stores.................        (162)        (137)        (382)        (364)
  Loss on store closures...............................         (23)          --          (23)         (31)
  Income tax benefit...................................         (67)         (49)        (146)        (142)
                                                         -----------  -----------  -----------  -----------
  Loss on discontinued operations......................        (118)         (88)        (259)        (253)
                                                         -----------  -----------  -----------  -----------
     Net loss.......................................... $    (1,626) $    (1,527) $    (3,352) $    (3,541)
                                                         ===========  ===========  ===========  ===========

Net loss per common share -
Basic & diluted
  Loss from continuing operations...................... $     (0.11) $     (0.11) $     (0.23) $     (0.25)
  Loss from discontinued operations.................... $     (0.01) $     (0.01) $     (0.02) $     (0.02)
  Net loss per common share............................ $     (0.12) $     (0.12) $     (0.25) $     (0.27)

Weighted average number of common
  shares outstanding -
  Basic & diluted......................................      13,314       12,927       13,215       12,905

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                  Thirty-Nine Weeks Ended
                                                                 --------------------------
                                                                 October 29,   October 30,
                                                                     2005          2004
                                                                 ------------  ------------
                                                                               (As Restated)
                                                                               (See Note 8)
OPERATING ACTIVITIES:
  Net loss..................................................... $     (3,352) $     (3,541)
  Adjustments:
     Depreciation and amortization.............................       10,062         9,997
     Other adjustments, net....................................       (1,916)       (1,313)
     Net loss on disposal of assets............................           47            --
     Changes in operating assets and liabilities:
        Receivables............................................        4,800         7,198
        Merchandise inventories................................      (64,126)      (60,583)
        Other current and long-term assets.....................       (1,080)         (921)
        Trade accounts payable and accrued expenses............       28,743        30,993
        Other current and long-term liabilities................       (6,099)          (49)
                                                                 ------------  ------------
           Net cash used in operating activities...............      (32,921)      (18,219)

INVESTING ACTIVITIES:
   Capital expenditures........................................      (17,649)       (9,021)
   Other.......................................................          274           274
                                                                 ------------  ------------
           Net cash used in investing activities...............      (17,375)       (8,747)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit..................       46,324        29,040
  Proceeds from long-term obligations..........................        6,000         9,000
  Debt issuance costs..........................................           --        (1,060)
  Principal payments on long-term obligations..................       (3,345)      (15,488)
  Proceeds from exercise of stock options......................        1,419           135
  Proceeds from sale of stock under Employee
     Stock Purchase Plan.......................................           32            35
  Changes in cash management liability.........................         (160)        6,402
                                                                 ------------  ------------
          Net cash provided by financing activities............       50,270        28,064
                                                                 ------------  ------------
INCREASE (DECREASE) IN CASH....................................          (26)        1,098
CASH AT BEGINNING OF PERIOD....................................        5,470         5,172
                                                                 ------------  ------------
CASH AT END OF PERIOD.......................................... $      5,444  $      6,270
                                                                 ============  ============
SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized interest................... $      6,422  $      6,374
  Income taxes paid............................................ $      1,310  $        201

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen Weeks and Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the third quarter of the fiscal year ending January 28, 2006 ("fiscal 2005"), the Company operated 64 Gottschalks department stores located in 6 Western states, with 39 stores in California, 11 in Washington, 6 in Alaska, 3 in each of Oregon and Idaho, and 2 in Nevada. The Company also operates 6 specialty apparel stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in selected locations). The majority of the Company's department stores range from 40,000 to 150,000 in gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week and thirty-nine week periods ended October 29, 2005 are not necessarily indicative of the results that may be expected for fiscal 2005 due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 29, 2005 (the "2004 Annual Report on Form 10-K"). The condensed balance sheet at January 29, 2005 has been derived from the audited financial statements as of that date.

2. STOCK-BASED COMPENSATION

At October 29, 2005, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model.

                                                      Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                                                    ------------------------  ------------------------
                                                    October 29,  October 30,  October 29,  October 30,
(In thousands of dollars, except per share data)       2005         2004         2005         2004
--------------------------------------------------  -----------  -----------  -----------  -----------
Net loss as reported.............................. $    (1,626) $    (1,527) $    (3,352) $    (3,541)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects..........        (159)         (85)        (366)        (203)
                                                    -----------  -----------  -----------  -----------
Pro forma net loss ............................... $    (1,785) $    (1,612) $    (3,718) $    (3,744)
                                                    ===========  ===========  ===========  ===========
Net loss per share (basic and diluted):
  As reported .................................... $     (0.12) $     (0.12) $     (0.25) $     (0.27)
  Pro-forma ...................................... $     (0.13) $     (0.13) $     (0.28) $     (0.29)

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

4. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                         October 29,     January 29,   October 30,
(In thousands of dollars)                    2005             2005         2004
---------------------------------------  ------------    ------------  ------------
Trade accounts payable................. $     58,931    $     24,546  $     54,939
Accrued expenses.......................       21,234          23,386        19,373
Cash management liability..............        5,324           5,483        13,728
Accrued payroll and related
  liabilities..........................        5,732           8,139         7,770
Taxes, other than income taxes.........        8,568          12,059         8,447
Federal and state income taxes
  payable..............................          513           1,801           556
Deferred income taxes payable..........        1,717           1,717           569
                                         ------------    ------------  ------------
                                        $    102,019    $     77,131  $    105,382
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

As of October 29, 2005, outstanding borrowings under the GE facility totaled $92.1 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $56.6 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

In January 2005, the Company amended the GE facility to provide for a springing lock-box arrangement. Pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company has classified all of its revolving credit facility as long-term as of October 29, 2005 and January 29, 2005. Although the Company has held the intent and ability to maintain this debt outstanding for more than one year, prior to such amendment the Company classified its borrowings under the facility as a current liability pursuant to such guidance. Accordingly, borrowings under the revolving credit facility as of October 30, 2004 are classified as current liabilities.

As of October 29, 2005, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.5% per annum (6.0% at October 29, 2005), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $20.0 million. As of October 29, 2005, the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

Other Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                         October 29,      January 29,   October 30,
(In thousands)                               2005            2005          2004
---------------------------------------  ------------    ------------  ------------
9.39% mortgage loans payable, due 2010.       16,690          17,059        17,176
Capital lease obligations..............        4,429           5,707         6,124
Variable rate note payable, due 2005...                        3,700         3,700
7.5% note payable, due 2010............        3,287              --            --
Other mortgage loans and notes payable.        8,142           2,426         2,539
                                         ------------    ------------  ------------
                                              32,548          28,892        29,539
Less current portion...................        2,985           3,242         6,304
                                         ------------    ------------  ------------
                                        $     29,563    $     25,650  $     23,235
                                         ============    ============  ============

During the third quarter of fiscal 2005 the Company recorded $6.0 million associated with landlord reimbursements in other long-term debt related to the River Park store due to its involvement in the construction of the building.

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

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of October 29, 2005.

Subordinated Note

On December 7, 2004, the Company issued a new Subordinated Note to The Harris Company, a wholly owned subsidiary of El Corte Ingles ("ECI") of Spain, which superseded the original note. The new Subordinated Note, due May 30, 2009, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the GE facility. The Company made principal payments of $1.0 million each upon execution of the new note and on February 20, 2005 as scheduled. Additional principal payments of $1.0 million are scheduled for each of February 2006 and 2007 and principal payments of $2.0 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the GE facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company.

6. WEIGHTED AVERAGE NUMBER OF SHARES

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive. Weighted average options outstanding of approximately 1,183,899 and 910,389 were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively. Had the Company reported profit for these periods, approximately 276,736 and 665,588 options with an exercise price greater than the average market price of the Company's common stock would have been excluded from the computation of the weighted average number of shares, and the approximate effect of dilutive options would have been 514,830 shares and 348,724 shares for the thirteen weeks ended October 29, 2005 and October 30, 2004 respectively. Weighted average options outstanding of approximately 1,282,325 and 942,144 were excluded from the computation of dilutive shares due to the Company's net loss position in the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. Had the Company reported profit for these periods, approximately 156,128 and 731,654 options with an exercise price greater than the average market price of the Company's common stock would have been excluded from the computation of the weighted average number of shares, and the approximate effect of dilutive options would have been 587,020 shares and 358,318 shares for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 respectively.

7. COMMITMENTS AND CONTINGENCIES

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint seeks wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs. The Company intends to vigorously defend such complaint. Given the early nature of the proceedings, the Company cannot estimate an amount or range of potential loss, if any, as a result of this complaint.

The Company is party to other legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

As of October 29, 2005, the Company had issued a total of $2.3 million of standby letters of credit and documentary letters of credit totaling $0.5 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

8. DISCONTINUED OPERATIONS

During the first three quarters of fiscal 2005 the Company closed two stores. The closure of the Company's Fig Garden store during the first quarter of fiscal 2005 is not considered a discontinued operation due to the shift in revenues to other stores in the Fresno market, including the Fresno River Park store, which opened during the third quarter of fiscal 2005. The closure of an underperforming store in Bellview, Washington during the third quarter of fiscal 2005 is considered a discontinued operation due to the exit of that market. Net costs associated with the closure of stores were minor. The loss from operation of stores reported in discontinued operations consists of the following:

                                                Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                               ----------------------  ----------------------
                                               October 29, October 30, October 29, October 30,
(In thousands of dollars)                         2005        2004        2005        2004
---------------------------------------------  ----------  ----------  ----------  ----------
Net sales from closed stores................. $      844  $      844  $    2,485  $    2,562

Cost of sales................................        660         497       1,617       1,525
Selling, general and administrative expenses.        331         438       1,143       1,264
Depreciation and amortization................         15          46         107         137
                                               ----------  ----------  ----------  ----------
  Total costs and expenses...................      1,006         981       2,867       2,926
                                               ----------  ----------  ----------  ----------
Loss from operations of closed stores........ $     (162) $     (137) $     (382) $     (364)
                                               ==========  ==========  ==========  ==========

9. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the restatement of certain financial information presented in the Company's 2004 Annual Report on Form 10-K the Company has restated the accompanying quarterly financial information as of and for the period ended October 30, 2004 related to corrections to the Company's lease accounting policies. These corrections include an adjustment to depreciation expense to correct the depreciable lives being used for certain leasehold costs and improvements, and the recording of certain tenant allowances and construction reimbursements as reductions in rent expense, which are included in selling general and administration expenses, that had previously been recorded as reductions in the cost of the underlying constructed assets. In addition, the restatement includes adjusting lease terms of certain leases to include bargain renewal option periods where exercise of the options would be reasonably assured, and recognizing the straight-line effect over the lease term of such changes in rents during the option periods. Accordingly, the accompanying condensed financial statements as of and for the thirteen weeks and thirty-nine weeks ended October 30, 2004 have been restated from amounts previously reported. Such restated amounts and amounts previously reported for the period ended October 30, 2004 also reflect the effects of reporting a third quarter fiscal 2005 store closure in discontinued operations (see Note 8).

A summary of the significant effects of the restatement is as follows:

                                                              Thirteen Weeks Ended         Thirty-Nine Weeks Ended
Statement of Operations                                    October 30,    October 30,    October 30,    October 30,
For the thirteen-weeks and thirty-nine weeks ended:           2004           2004           2004           2004
--------------------------------------------------------  -------------  -------------  -------------  -------------
                                                          (As previously (As restated)  (As previously (As restated)
                                                            reported)                     reported)

Selling, general and administrative expenses............ $      50,771  $      50,639  $     147,719  $     147,330
Depreciation and amortization...........................         2,893          3,237          8,838          9,860
Operating income (loss).................................          (177)          (389)         1,318            685
Loss from continuing operations before
 income tax benefit.....................................        (2,062)        (2,275)        (4,686)        (5,318)
Income tax benefit......................................          (759)          (836)        (1,789)        (2,030)
Loss from continuing operations.........................        (1,303)        (1,439)        (2,897)        (3,288)

Net loss................................................ $      (1,391) $      (1,527) $      (3,150) $      (3,541)
Net loss per common share:
Basic and diluted
  Loss from continuing operations....................... $       (0.10) $       (0.11) $       (0.22) $       (0.25)
  Loss from discontinued operations..................... $       (0.01) $       (0.01) $       (0.02) $       (0.02)
  Net loss per common share............................. $       (0.11) $       (0.12) $       (0.24) $       (0.27)

Balance Sheet                                              October 30,    October 30,
As of:                                                        2004           2004
--------------------------------------------------------  -------------  -------------
                                                          (As previously (As restated)
                                                            reported)

Property and equipment, net............................. $     128,782  $     125,481
Other intangibles - net.................................           817            661
Other long term assets..................................         5,301          6,135
Total assets............................................       380,194        377,697
Trade accounts payable and other current liabilities....       105,256        105,382
Deferred income taxes and other liabilities (long term).        28,828         28,550
Total stockholders' equity..............................       105,342        102,997
Total liabilities and stockholders' equity.............. $     380,194  $     377,697

Statement of Cash Flows                                    October 30,    October 30,
For the thirty-nine weeks ended:                              2004           2004
--------------------------------------------------------  -------------  -------------
                                                          (As previously (As restated)
                                                            reported)

Net cash used in operating activities................... $     (18,036) $     (18,219)
Net cash used in investing activities................... $      (8,930) $      (8,747)
Net cash provided by financing activities............... $      28,064  $      28,064

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and thirty-nine week periods ended October 29, 2005 (hereinafter referred to as the "third quarter" and "first three quarters" of fiscal 2005), is not necessarily indicative of performance for the remainder of the year.

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement discussed in Note 9 of the accompanying condensed financial statements.

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

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                         Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                                         ------------------------  ------------------------
                                                         October 29,  October 30,  October 29,  October 30,
                                                            2005         2004         2005         2004
                                                         -----------  -----------  -----------  -----------
Net sales..............................................       100.0%      100.0%      100.0%      100.0%
Net credit revenues....................................         0.5          0.5          0.5          0.5
Net leased department revenues.........................         0.4          0.4          0.5          0.5
                                                         -----------  -----------  -----------  -----------
     Total revenues....................................       100.9        100.9        101.0        101.1

Costs and expenses:
  Cost of sales........................................        64.0         64.6         64.8         64.9
  Selling, general and administrative expenses.........        34.5         34.4         33.7         33.7
  Depreciation and amortization........................         2.3          2.2          2.2          2.3
  New store opening costs..............................         0.3          0.0          0.2          0.0
                                                         -----------  -----------  -----------  -----------
     Total costs and expenses..........................       101.2        101.2        100.9        100.9
                                                         -----------  -----------  -----------  -----------
Operating income (loss)................................        (0.3)        (0.3)         0.1          0.2

Other (income) expense:
  Interest expense.....................................         1.7          1.5          1.5          1.7
  Miscellaneous income.................................        (0.3)        (0.3)        (0.3)        (0.3)
                                                         -----------  -----------  -----------  -----------
                                                                1.4          1.2          1.2          1.4
                                                         -----------  -----------  -----------  -----------

Loss before income taxes...............................        (1.6)        (1.5)        (1.1)        (1.2)
Income tax benefit.....................................        (0.6)        (0.6)        (0.4)        (0.5)
                                                         -----------  -----------  -----------  -----------
Loss from continuing operations........................        (1.0)        (0.9)        (0.7)        (0.7)
                                                         -----------  -----------  -----------  -----------
Discontinued operations:
  Loss from operation of closed stores.................        (0.1)        (0.1)        (0.1)        (0.1)
  Loss on store closures...............................        0.00         0.00         0.00         0.00
  Income tax benefit...................................        0.00         0.00         0.00         0.00
                                                         -----------  -----------  -----------  -----------
  Loss on discontinued operations......................        (0.1)        (0.1)        (0.1)        (0.1)
                                                         -----------  -----------  -----------  -----------
     Net loss..........................................        (1.1)%       (1.0)%       (0.8)%       (0.8)%
                                                         ===========  ===========  ===========  ===========

Third Quarter of Fiscal 2005 Compared to Third Quarter of Fiscal 2004

Net Sales

Net sales from continuing operations increased by approximately $3.5 million to $150.5 million in the third quarter of fiscal 2005 as compared to $147.0 million in the third quarter of fiscal 2004, an increase of 2.3%. This increase was the result of the opening of a new concept store in the River Park area of Fresno, California. However, comparable store sales for the third quarter of fiscal 2005 decreased by 0.5% as compared to the third quarter of fiscal 2004, reflecting consumer uncertainty resulting from significant increases in fuel prices and other economic concerns. Comparable store sales include sales for stores open for the full period in both years, except reflecting the effects of the River Park store on the other Fresno area stores, the Company's comparable store base excludes sales from these locations until the River Park store has been open for the full period in both years.

The Company operated 64 department stores and 6 specialty stores as of the end of the third quarter of fiscal 2005, as compared to 63 department stores and 10 specialty stores as of the end of the third quarter of fiscal 2004.

Net Credit Revenues

In the third quarter of fiscal 2005 net credit revenues related to the Company's proprietary credit cards were approximately equal to the third quarter of fiscal 2004 at $0.7 million. As a percent of net sales, net credit revenues also remained flat at 0.5% of net sales in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Service charge volume remained flat while declining recoveries on accounts charged off prior to the sale of the portfolio to Household Bank SB (N.A.) ("HSBC") were offset by revenues generated from the re-introduction of billing statement insert programs.

Net Leased Department Revenues

Net revenues generated by the Company's various leased departments in the third quarter of fiscal 2005 was virtually equal to the third quarter of fiscal 2004.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the third quarter of fiscal 2005 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $4.4 million in both the third quarter of fiscal 2005 and the third quarter of fiscal 2004.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $1.4 million to $96.3 million in the third quarter of fiscal 2005 as compared to $94.9 million in the third quarter of fiscal 2004, an increase of 1.5%. The Company's gross margin percentage increased to 36.0% in the third quarter of fiscal 2005 as compared to 35.4% in the third quarter of fiscal 2004. The third quarter of fiscal 2004 included incremental promotional activity related to the Company's 100th Anniversary celebrations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $1.4 million to $52.0 million in the third quarter of fiscal 2005 as compared to $50.6 million in the third quarter of fiscal 2004, an increase of 2.6%. The increase is primarily attributable to new store operating costs, increases in accounting and consulting fees associated with Sarbanes-Oxley Section 404 compliance, timing of certain building maintenance costs, and increased fuel costs. As a percent of net sales associated with Sarbanes-Oxley Section 404 compliance, selling, general and administrative expenses increased slightly to 34.5% in the third quarter of fiscal 2005 as compared to 34.4% in the third quarter of fiscal 2004.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.5 million in the third quarter of fiscal 2005 as compared to $3.2 million in the third quarter of fiscal 2004. As a percent of net sales, depreciation and amortization expense increased to 2.3% in the third quarter of fiscal 2005 as compared to 2.2% in the third quarter of fiscal 2004. These increases are primarily due to the addition of assets related to new stores and major remodel projects.

New Store Opening Costs

New store pre-opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, temporary storage, utilities, travel, grand opening advertising, and other costs incurred prior to the opening of a store. The Company recognized a total of $0.4 million of new store pre-opening costs in the third quarter of fiscal 2005. No new store opening costs were incurred in the third quarter of fiscal 2004.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.2 million to $2.5 million in the third quarter of fiscal 2005 as compared to $2.3 million in the third quarter of fiscal 2004, an increase of 10.0%. As a percent of net sales, interest expense increased to 1.7% in the third quarter of fiscal 2005 as compared to 1.5% in the third quarter of fiscal 2004. Increases in interest rates on the Company's variable rate debt are partially offset by lower average outstanding balances on the Company's revolving credit facility. The weighted average interest rate applicable to the revolving credit facility was 6.0% in the third quarter of fiscal 2005 (6.0% at October 29, 2005) as compared to 4.2% in the third quarter of fiscal 2004. The Company recorded $10.2 million in buildings and $6.0 million associated with landlord reimbursements in other long-term debt related to the River Park store due to its involvement in the construction of the building. Accordingly, the third quarter of fiscal 2005 also includes interest charges of $0.2 million related to the accounting for rental payments as repayment of the related construction reimbursement utilizing the effective interest method.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.5 million in the third quarter of fiscal 2005 and $0.4 million in the third quarter of fiscal 2004.

Income Taxes

The Company's interim effective tax benefit rates from continuing operations are 37.2% in the third quarter of fiscal 2005 and 36.7% in the third quarter of fiscal 2004. The effective tax benefit rate for the third quarter of fiscal 2004 includes the year-to-date impact of an adjustment to the projected effective annual rate of 39.0% from the originally projected rate of 38% used for the first half of fiscal 2004. This adjustment was primarily attributable to the retroactive renewal in the third quarter of certain federal credits which had expired as of December 31, 2003. The final effective tax rate from continuing operations for fiscal 2004 was 36.3% and the increase in the interim effective tax benefit rate compared to the prior year final rate is primarily attributable to improved earnings performance year to date and near-term earnings outlook for the remainder of fiscal 2005.

Loss From Continuing Operations

The Company reported a loss from continuing operations of $1.5 million, or $0.11 per share (basic and diluted), and $1.4 million, or $0.11 per share (basic and diluted), in the third quarters of fiscal 2005 and fiscal 2004, respectively.

Discontinued Operations

Net costs associated with store closures were minor during the third quarter of fiscal 2005, primarily consisting of incremental costs associated with the closure of one underperforming store. The Company incurred no costs related to the closure of stores in the third quarter of fiscal 2004. Results of operations of the discontinued store consist of the following:

                                                        Third Quarter
                                                     --------------------
(In thousands of dollars)                              2005       2004
---------------------------------------------------  ---------  ---------
Net sales from closed stores....................... $     844  $     844
Cost of sales......................................       660        497
Selling, general and administrative expenses.......       331        438
Depreciation and amortization......................        15         46
                                                     ---------  ---------
  Total costs and expenses.........................     1,006        981
                                                     ---------  ---------
Loss from operations of closed stores.............. $    (162) $    (137)
                                                     =========  =========

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $1.6 million in the third quarter of fiscal 2005 as compared to a net loss of $1.5 million in the third quarter of 2004. On a per share basis (basic and diluted), the net loss was $0.12 per share in the third quarter of fiscal 2005 and the third quarter of fiscal 2004.

Three Quarters of Fiscal 2005 Compared to Three Quarters of Fiscal 2004

Net Sales

Net sales from continuing operations increased by approximately $7.0 million to $444.6 million in the first three quarters of fiscal 2005 as compared to $437.6 million in the first three quarters of fiscal 2004, an increase of 1.6%. Sales during the first quarter of fiscal 2005 were sluggish, impacted in part by severe west coast weather. During the second quarter of fiscal 2005 the Company more than recaptured sales that were negatively affected in fiscal 2004 by the entrance of a major new competitor in many of the Company's California markets early that year. The third quarter of fiscal 2005 benefited from the opening of a new concept store in the River Park area of Fresno, California, but overall sales were tempered by consumer uncertainty resulting from significant increases in fuel prices and other economic concerns. Comparable store sales for the first three quarters of fiscal 2005 increased by 0.6% as compared to the first three quarters of fiscal 2004. Comparable store sales include sales for stores open for the full period in both years, except reflecting the effects of the River Park store on the other Fresno area stores, the Company's comparable store base excludes sales from these locations until the River Park store has been open for the full period in both years.

The Company operated 64 department stores and 6 specialty stores as of the end of the third quarter of fiscal 2005, as compared to 63 department stores and 10 specialty stores as of the end of the third quarter of fiscal 2004.

Net Credit Revenues

Net revenues related to the Company's proprietary credit cards decreased approximately $0.1 million, or 6.0%, in the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004. The decrease in net credit revenues is predominantly due to lower recoveries on accounts charged off prior to the sale of the portfolio to HSBC as those accounts age or are collected.

Net Leased Department Revenues

Net revenues generated by the Company's various leased departments in the first three quarters of fiscal 2005 declined approximately $0.1 million, or 3.6%, to $2.0 million as compared to the first three quarters of fiscal 2004, primarily as a result of a decline in sales of fine jewelry during the first half of the year.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first three quarters of fiscal 2005 consisted primarily of sales in the fine jewelry departments and beauty salons. These leased department sales were $14.5 million in the first three quarters of fiscal 2005 and $14.8 million in the first three quarters of fiscal 2004.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $3.9 million to $288.1 million in the first three quarters of fiscal 2005 as compared to $284.2 million in the first three quarters of fiscal 2004, an increase of 1.4%. The resulting increase in gross margin dollars of $3.0 million is mainly due to the increase in net sales. The Company's gross margin percentage increased to 35.2% in the first three quarters of fiscal 2005 as compared to 35.1% in the first three quarters of fiscal 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $2.4 million to $149.7 million in the first three quarters of fiscal 2005 as compared to $147.3 million in the first three quarters of fiscal 2004, an increase of 1.6%. The increase is primarily attributable to new store operating costs, increases in accounting and consulting fees associated with Sarbanes-Oxley Section 404 compliance, timing of certain building maintenance costs, and increases in fuel costs. As a percent of net sales, selling, general and administrative expenses in the first three quarters of fiscal 2005 were essentially equal to the first three quarters of fiscal 2004.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $10.0 million in the first three quarters of fiscal 2005 as compared to $9.9 million in the first three quarters of fiscal 2004. As a percent of net sales, depreciation and amortization expense decreased to 2.2% in the first three quarters of fiscal 2005 as compared to 2.3% in the first three quarters of fiscal 2004.

New Store Opening Costs

New store pre-opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, temporary storage, utilities, travel, grand opening advertising, and other costs incurred prior to the opening of a store. The Company recognized a total of $0.7 million of new store pre-opening costs in the first three quarters of fiscal 2005. No new store opening costs were incurred in the first three quarters of fiscal 2004.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.8 million to $6.5 million in the first three quarters of fiscal 2005 as compared to $7.3 million in the first three quarters of fiscal 2004, a decrease of 11.0%. As a percent of net sales, interest expense decreased to 1.5% in the first three quarters of fiscal 2005 as compared to 1.7% in the first three quarters of fiscal 2004. These decreases are primarily due to lower average outstanding borrowing on the Company's revolving line of credit during the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004 and the elimination of certain higher interest debt facilities, resulting from the amendment and extension of the Company's revolving credit facility, partially offset by increasing interest rates on the Company's variable rate debt. The weighted average interest rate applicable to the revolving credit facility was 5.8% in the first three quarters of fiscal 2005 (6.0% at October 29, 2005) as compared to 4.2% in the first three quarters of fiscal 2004. The Company recorded $10.2 million in buildings and $6.0 million associated with landlord reimbursements in other long-term debt related to the River Park store due to its involvement in the construction of the building. Accordingly, the first three quarters of fiscal 2005 also include interest charges of $0.2 million related to the accounting for rental payments as repayment of the related construction reimbursement utilizing the effective interest method. The first three quarters of fiscal 2004 included one-time charges of $0.4 million for the early termination of certain debt in connection with the amendment and extension of the Company's revolving credit facility.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $1.3 million in the first three quarters of fiscal 2005 and $1.3 million in the first three quarters of fiscal 2004.

Income Taxes

The Company's interim effective tax benefit rates from continuing operations of 37.2% in the first three quarters of fiscal 2005 and 38.2% in the first three quarters of fiscal 2004 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods. Excluding the effects of tax allocations to discontinued operations the interim effective tax benefit rates are 37.0% and 38.0% for fiscal 2005 and fiscal 2004, respectively. The final effective tax rate from continuing operations for fiscal 2004 was 36.3% and the increase in the interim effective tax benefit rate compared to the prior year final rate is primarily attributable to improved earnings performance year to date and near-term earnings outlook for the remainder of fiscal 2005.

Loss From Continuing Operations

The Company reported a loss from continuing operations of $3.1 million, or $0.23 per share (basic and diluted), and $3.3 million, or $0.25 per share (basic and diluted), in the first three quarters of fiscal 2005 and fiscal 2004, respectively.

Discontinued Operations

Net costs associated with store closures were minor during the first three quarters of fiscal 2005 and the first three quarters of fiscal 2004, primarily consisting of incremental costs associated with the closure of one underperforming store in each of those periods. Results of operations of the discontinued store consist of the following:

                                                     First Three Quarters
                                                     --------------------
(In thousands of dollars)                              2005       2004
---------------------------------------------------  ---------  ---------
Net sales from closed stores....................... $   2,485  $   2,562
Cost of sales......................................     1,617      1,525
Selling, general and administrative expenses.......     1,143      1,264
Depreciation and amortization......................       107        137
                                                     ---------  ---------
  Total costs and expenses.........................     2,867      2,926
                                                     ---------  ---------
Loss from operations of closed stores.............. $    (382) $    (364)
                                                     =========  =========

Net Loss

As a result of the foregoing, the Company reported a net loss of $3.4 million in the first three quarters of fiscal 2005 as compared to net loss of $3.5 million in the first three quarters of 2004. On a per share basis (basic and diluted), the net loss was $0.25 per share in the first three quarters of 2005 as compared to $0.27 per share in the first three quarters of 2004.

Liquidity and Capital Resources

As described more fully in the Company's 2004 Annual Report on Form 10-K, the Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, and by short-term trade and factor credit. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

The Company's use of cash in operations during the first three quarters is primarily the result of the build-up of inventory for the winter holiday selling season. The increase in net cash used in operations for the first three quarters of fiscal 2005 as compared to the first three quarters of fiscal 2004 is primarily due to increases in inventory requirements for the opening of the River Park store. During the third quarter of fiscal 2005 the Company reclassified $6.0 million associated with landlord reimbursements related to the River Park store from other long-term liabilities to other long-term debt due to its involvement in the construction of the building.

Increases in net cash used in investing activities are the result of additional capital spending related to the opening of the Company's Albany, Oregon store and construction of the Fresno, California, River Park store.

Net cash provided by financing activities during the first three quarters primarily relates to increased borrowing on the Company's revolving line of credit to fund the acquisition of inventory and capital expenditures, partially offset by ongoing payment of principal on long-term obligations. During the third quarter of 2005 the Company recorded $6.0 million associated with landlord reimbursements in other long-term debt related to the River Park store due to its involvement in the construction of the building. The first three quarters of fiscal 2004 included the early termination of certain high interest debt, which was partially funded through a lower fixed interest term note that is part of the amended GE facility described below.

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

As of October 29, 2005, outstanding borrowings under the GE facility totaled $92.1 million, and excess borrowing availability under the GE facility, after the deduction of the minimum availability requirement and other reserves, totaled $56.6 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the GE facility.

In January 2005, the Company amended the GE facility to provide for a springing lock-box arrangement. Pursuant to guidance in the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement," the Company has classified all of its revolving credit facility as long-term as of October 29, 2005 and January 29, 2005. Although the Company has held the intent and ability to maintain this debt outstanding for more than one year, prior to such amendment the Company classified its borrowings under the facility as a current liability pursuant to such guidance. Accordingly, borrowings under the revolving credit facility as of October 30, 2004 are classified as current liabilities.

As of October 29, 2005, interest charged on amounts borrowed under the revolving portion of the GE facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.5% per annum (6.0% at October 29, 2005), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the GE facility. The interest rate applicable to the revolving portion of the GE facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.50%, to as high as prime plus 0.75%, or LIBOR plus 2.75%.

The GE facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the company's excess borrowing availability is below $20.0 million. As of October 29, 2005, the Company was in compliance with all restrictive financial covenants applicable to the GE facility.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures in the first three quarters of fiscal 2005, totaling $17.6 million, were primarily related to the construction of the River Park Store, renovation, refixturing, and expansion of certain existing locations, and certain information system enhancements.

As of October 29, 2005, the Company had issued a total of $2.3 million of standby letters of credit and documentary letters of credit totaling $0.5 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of the Company's "disclosure controls and procedures," as of October 29, 2005. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

During the first quarter of 2005, the Company remediated a material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and amending its accounting policies related to the method of accounting for tenant improvement allowances, lease terms, and depreciable lives used for leasehold costs and improvements to conform with generally accepted accounting principles. In addition, the Company implemented additional procedures and processes including an enhanced disclosure checklist to address leasing transactions, a more comprehensive review of the accounting for new leases, and provided additional training for personnel responsible for determining the appropriate accounting for leases including tenant reimbursements and leasehold improvements. Management believes that these procedures remediate the material weakness which resulted in the error and related restatement of the Company's financial statements for the thirteen weeks and thirty-nine weeks ended October 29, 2005, included in this Quarterly Report on Form 10-Q.

The evaluation referred to above did not identify any other change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

On June 23, 2005 the Company held its 2005 Annual Meeting of Stockholders at which the following matters were submitted to a vote of the Company's stockholders:

  The Stockholders voted for the eleven nominees for director, each for one-year terms. Each of the eleven nominees was elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR	VOTES FOR	VOTES WITHHELD

Joe Levy	9,486,610	991,568
James R. Famalette	9,589,312	888,866
Joseph J. Penbera	9,392,907	1,085,271
Sharon Levy	9,483,675	994,503
Fredrick R. Ruiz	9,630,482	847,696
O. James Woodward III	9,436,420	1,041,758
Thomas H. Mc Peters	9,586,262	891,916
Jorge Pont Sanchez	9,700,547	777,631
James L. Czech	9,589,677	888,501
Dale D. Achabal	9,589,442	888,736
Phillip S. Schlein	9,586,477	891,701

  The Stockholders voted for the Gottschalks Inc. 2005 Stock Option Plan. The results of the vote are as follows:

NUMBER OF VOTES

Votes for	6,791,443
Votes Against	970,357
Votes abstaining	237,763
Broker non-votes	0

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3)
31.2	Section 302 Certification of Chief Administrative and Financial Officer. (3)
32.1	Certification of President and Chief Executive Officer and Chief Administrative and Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (3)

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

Gottschalks Inc.
(Registrant)
December 9, 2005	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
December 9, 2005	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3) PDF
31.2	Section 302 Certification of Chief Administrative and Financial Officer. (3) PDF
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