Form 10-K
period 2006-01-28
GOTTSCHALKS INC
filed 2006-04-12
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ YES        ☒ NO

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ YES        ☒ NO

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES        ☐ NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES        ☒ NO

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 30, 2005: Common Stock, $.01 par value: $112,071,747.

      On March 31, 2006, the Registrant had outstanding 13,371,524 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 28, 2006, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

Gottschalks Inc.

2005 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Item 1. BUSINESS

GENERAL

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of January 28, 2006, the Company operated 63 full-line "Gottschalks" department stores located in 6 Western states, with 39 stores located in California, 10 in Washington, 6 in Alaska, 3 in Oregon, 2 in Nevada and 3 in Idaho. The Company also operates 6 "Village East" and "Gottschalks" specialty stores which carry a limited selection of merchandise. The Company is incorporated in the State of Delaware.

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

The Company has operated continuously for 101 years since it was founded by Emil Gottschalk in 1904. At the time the Company initially offered its stock to the public in 1986, the Company operated 10 department stores. Since then, a net total of 53 department stores have been added. Twenty-three stores were added through acquisitions.

Gottschalks Inc. dissolved its wholly-owned subsidiary, Gottschalks Credit Receivables Corporation ("GCRC"), on July 30, 2003. This subsidiary was formed in 1994 in connection with a receivables securitization program. As more fully described in Note 2 to the Financial Statements, on January 31, 2003 the Company sold its credit card accounts and accounts receivable to Household Bank (SB), N.A., which has subsequently been acquired by HSBC Group ("HSBC").

OPERATING STRATEGY

Merchandising Strategy

The Company's merchandising strategy is directed at offering and promoting moderate to better priced brand-name merchandise recognized by its customers for style and value. Brand-name merchandise is complemented with offerings of private-label. Brand-name apparel, shoes, cosmetics and accessories lines carried by the Company include Estee Lauder, Lancome, Clinique, Chanel, Dooney & Bourke, Nine West, Liz Claiborne, Calvin Klein, Guess?, Nautica, Karen Kane, Tommy Hilfiger, Ralph Lauren, Columbia, Fossil and Levi Strauss. Brand-name merchandise carried for the home includes Waterford, Lenox, Lladro, Krups, Kitchenaid, Calphalon and Samsonite.

The Company has also directed considerable effort towards improving the quality and increasing the penetration of private-label merchandise in its overall merchandise mix. The Company's most well recognized private-label is "Shaver Lake," currently carried in the womens, mens and childrens departments, as well as in certain departments in the home division. The "Shaver Lake" brand is exclusively offered in Gottschalks stores, and provides an opportunity to increase Gottschalks' brand acceptance and promote competitive differentiation. The Company plans to expand its private label offerings in mens and womens casual clothing in 2006.

The Company purchases merchandise from numerous suppliers. In no instance did purchases from any single vendor amount to more than 5.0% of the Company's net purchases in fiscal 2005. The Company's merchandising activities are conducted centrally from its corporate offices in Fresno, California.

The Company's merchandise mix as a percentage of total sales (including leased department sales) is reflected in the following table:

                                          Fiscal Years
                         -------------------------------------------
                          2005     2004     2003     2002     2001
                         -------  -------  -------  -------  -------
Women's Apparel.........   28.2%   28.6%   28.1%   29.0%   29.3%
Cosmetics, Shoes
  & Accessories.........   25.8     25.3     24.3     23.6     22.5
Home....................   18.7     18.9     20.1     20.4     20.1
Men's Apparel...........   12.8     12.8     13.3     13.0     13.8
Junior's and
 Children's Apparel.....   11.0     10.8     10.6     10.5     10.5
 Leased Departments.....    3.5      3.6      3.6      3.5      3.8
                         -------  -------  -------  -------  -------
  Total Sales...........  100.0%  100.0%  100.0%  100.0%  100.0%
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

The Company opened 2 new stores in 2005. On April 15, 2005 the Company opened a 43,260 square foot store in the Heritage Mall in Albany, Oregon. This represents the third store the Company operates in the State of Oregon. On August 11, 2005 the Company opened a 100,000 square foot 2 level store in a Lifestyle Center located in a high growth area in the northern part of Fresno, CA. This store was developed as a new prototype for the Company that features a balanced merchandise presentation that focuses on the 35 to 45 year old customer, as well as appealing to the traditional 55 year old customer base. Future new store openings will focus on sites that will serve to "fill in" geographical areas between existing stores. Management believes this strategy will improve the Company's ability to leverage advertising, transportation and other operating costs more effectively. In addition to opening individual store locations, the Company may also pursue additional selective strategic acquisitions as stores may become available as a result of competitor consolidations.

The Company has continued to invest in the renovation and refixturing of its existing store locations in an attempt to maintain and improve market share in those market areas. In fiscal 2003 the Company reduced its expenditures for renovation and refixturing primarily because of liquidity concerns. However, the Company increased such capital expenditures in fiscal 2004 and 2005 and will initiate further remodel activity at a number of store locations in fiscal 2006.

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

In April 2005 the Company closed a 36,000 square foot store in Fig Garden Village in Fresno, CA, the impact of which was more than offset by the August 11, 2005 opening of the 100,000 square foot store in northern Fresno, CA. The Company closed one additional underperforming store in each of September 2005 and January 2006 both in the Seattle/Tacoma market.

The following tables present selected data related to the Company's stores for the fiscal years indicated:

                                              Fiscal Years
                           ---------------------------------------------------
                            2005       2004       2003       2002       2001
                           -------    -------    -------    -------    -------
Stores open at year-end:
--------------------------
Department stores.........     63 (1)     63         63 (2)     69 (2)     73 (2)
Specialty stores (3)......      6          6         11         12         13
                           -------    -------    -------    -------    -------
    Total                      69         69         74         81         86
                           =======    =======    =======    =======    =======

Gross store square
footage(4) (in thousands):
--------------------------
Department stores.........  5,435      5,406      5,406      5,665      5,876
Specialty stores..........     30         30         42         54         54
                           -------    -------    -------    -------    -------
    Total                   5,465      5,436      5,448      5,719      5,930
                           =======    =======    =======    =======    =======

____________________

(1) The Company closed 3 stores, 2 of which were underperforming, and opened 3 new stores in fiscal 2005.

(2) The Company closed 6 stores in fiscal 2003, 4 stores in fiscal 2002 and 6 stores in fiscal 2001, all of which were acquired in the Lamonts acquisition in July 2000.

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

Following is a summary of the Company's department store locations, by store size:

                                                # of
                                               stores
                                                open
                                              --------
  Larger than 200,000 gross square feet.....        2
  150,000 - 199,999 gross square feet.......        8
  100,000 - 149,999 gross square feet.......        9
   40,000 -  99,999 gross square feet.......       37
   20,000 -  39,999 gross square feet.......        7
                                              --------
        Total...............................       63
                                              ========

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

Management focus for 2006 continues to include an increased effort to attract and service the 30 to 55 year old age group, as well as the Hispanic customer that continues to be a growing segment of the customer base in many current markets.

Distribution of Merchandise

The Company operates a 420,000 square foot distribution center located in Madera, California. The facility, constructed in 1989, is located in close proximity to the Company's corporate headquarters in Fresno, California. The facility serves all of the Company's store locations, with timely distributions of merchandise to all stores, including its stores located in states outside California.

The Company has continued to improve its logistical systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. The Company's logistical systems enable the Company to "cross dock" the majority of its merchandise, thereby processing merchandise through the distribution center in several minutes as compared to the several days timeframe required in the past. The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance. Such fees are intended to offset higher costs associated with the processing of and payment for such merchandise.

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

The CCA sets forth the terms and conditions under which HSBC will issue Gottschalks private-label credit cards and pay the Company for sales made on the cards. The CCA has a term of five (5) years and is cancellable by either party under certain circumstances. The CCA further provides for the Company to be paid a percentage of Net Cardholder Charges and a percentage of other Revenue (as such terms are defined in the CCA).

Credit Card Program

Management believes the private-label credit card enhances the Company's ability to generate and retain market share as well as increase sales. Private-label credit card sales as a percentage of total sales were 40.0%, 40.1%, and 41.2% in fiscal 2005, 2004, and 2003, respectively. The decline in the private card penetration is due to the transition of service from the Company to HSBC and increased use of third party debit/check cards. Efforts are underway between the Company and HSBC to increase the private card penetration in 2006.

The Company has a variety of credit-related programs which management believes improves customer service and encourages credit-sales. Such programs include:

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
  Various credit-card related promotional events throughout the years; and
  The "Gottschalks Rewards" program, which offers one point for every one dollar in net annual spending using the Company's private label credit card. At the end of each calendar year qualifying customers are sent a merchandise certificate for up to 5% of the total points accumulated, up to a maximum of 10,000 points. Using a "points-based" system allows the Company to offer "double point" opportunities for opening new accounts and other promotions periodically throughout each year.

Competition and Seasonality

See Part I, Item IA, "Risk Factors - We Face Significant Competition From Other Retailers" and "Risk Factors - Our Business Is Susceptible To Economic Conditions And Other Factors That Affect Our Markets, Some Of Which are Beyond Our Control".

Employees

As of January 28, 2006, the Company had approximately 5,600 employees, including 3,300 employees working part-time (less than 32 hours per week on a regular basis). As of January 29, 2005, the Company had 5,700 employees (including 3,420 working part-time). The decrease in the number of employees from the prior year is partially attributable to reconfiguration of certain stores and more efficient scheduling of associates through the year. The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Approximately 19 employees in one former Lamonts locations in King County, Washington are covered by a collective bargaining agreement with the United Food and Commercial Worker's Union (UFCW). Management does not believe that the agreement will have a material affect on the Company's business, financial condition or results of operations. Management considers its employee relations to be good.

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

The Lamonts Acquisition

The Company completed the largest acquisition in its operating history on July 24, 2000, significantly expanding its presence throughout the Pacific Northwest and Alaska. Under the transaction (hereinafter the "Lamonts acquisition"), the Company acquired 37 department store leases, related store fixtures and equipment and one store building from Lamonts, a bankrupt specialty apparel store chain, for a cash purchase price of $20.1 million. Concurrent with the closing of the transaction, the Company sold one of the store leases for $2.5 million, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17.6 million for 34 store leases, related store fixtures and equipment and one store building. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores acquired were located in 5 Western states, with 19 stores in Washington, 7 in Alaska, 5 in Idaho, 2 in Oregon and 1 in Utah. The Company converted the acquired stores to the Gottschalks banner and re-opened the stores in late August and early September 2000. The Company continues to close acquired stores that are determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. The Company continues to operate 15 of the original 34 stores acquired from Lamonts, some of which have continued to perform below expectations. In the event the Company is unable to improve the performance of such underperforming stores, the Company may consider the sale, sublease or closure of these stores in the future.

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
  the Company's ability to either improve the operating results and cash flows of underperforming stores, or to sell, sublease or close those stores that continue to be underperforming;
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
  the Company's assumptions and expectations underlying its critical accounting policies (see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations");
  the overall level of consumer spending and demand for the products offered;
  general economic conditions;
  the impact of sales promotions and customer service programs on consumer spending;
  lease extensions and suitable alternative store locations; and
  the future cost and utilization of consumer credit programs under the CCA.

Such forward-looking statements can be identified by words such as: "believes," "anticipates," "expects," "intends," "seeks," "may," "will," "projects," "forecasts," "plans" and "estimates". The Company bases its forward-looking statements on its current views and assumptions. As a result, those statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Some of the factors that could cause the Company's results to differ from those predicted include the risk factors discussed under Item 1A. "Risk Factors", as well as other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to seasonal buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results.

Item 1A. RISK FACTORS

Our business is subject to certain risks, and those risks should be considered while evaluating our business and financial results. Any of the risks discussed below could materially and adversely affect our operating results and financial condition, as well as the projections and beliefs about our future performance. Accordingly, our results could differ materially from those projected in our forward-looking statements. In addition, the preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ materially from our estimates and assumptions. (See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies".)

Our Sources Of Liquidity Are Limited

Our working capital requirements are currently met through a combination of cash generated by operations, borrowings under our senior revolving credit facility, short-term trade and factor credit, and by proceeds from external financings and sale transactions. In the event these sources of liquidity are not adequate, we may be required to pursue one or more alternative sources, which could include the sale of stores or the issuance of additional equity or equity-linked securities. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, our business, financial condition and results of operations may be materially adversely affected.

Although we have significantly improved our leverage position, the ability to obtain additional or alternative sources of financing in the future for working capital, capital expenditures, new store openings, acquisitions and other general corporate purposes may be limited. This limited financial flexibility may result in increased vulnerability to general adverse economic and industry conditions, a more limited ability to react to changes in the business environment and the industry in which we compete, and being at a competitive disadvantage with competitors that have less debt and greater access to capital resources.

Our existing debt agreements impose operating and financial restrictions that limit our ability to make dividend payments and grant liens, among other matters.

We are Highly Dependent On Key Relationships With Vendors And Factors

The success of our business is highly dependent upon the adequacy of trade credit offered by key vendors and factors to the Company's vendors, the vendors' ability and willingness to sell its products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise we are able to purchase. Any significant reduction in the volume of merchandise we are able to purchase, or a prolonged disruption in the timing of when merchandise is received, would have a material adverse affect on our business, liquidity position, and results of operations.

We Face Significant Competition From Other Retailers

The retail business is highly competitive, and if we fail to compete effectively, we could lose market share. Our primary competitors include national, regional and local chain department and specialty stores, general merchandise stores, discount and off-price retailers and outlet malls. Increased use and acceptance of the internet and other home shopping formats also creates increased competition. Some of these competitors offer similar or better-branded merchandise and have greater financial resources to purchase larger quantities of merchandise at lower prices. Our ability to counteract these competitive pressures depends on our ability to:

  offer merchandise which reflects the different regional and local needs of our customers;
  differentiate and market ourselves as a home-town, locally-oriented store (as opposed to our more nationally focused competitors); and
  continue to offer adequate quantities of better to moderately priced branded and private label merchandise at comparable profit margins.

Our Business Is Susceptible To Economic Conditions And Other Factors That Affect Our Markets, Some Of Which Are Beyond Our Control

General Economic and Market Conditions. Our stores are located primarily in non-major metropolitan, suburban and agricultural areas in the western United States. A substantial portion of the stores are located in California and Washington. Our success depends upon consumer spending, which may be materially and adversely affected by any of the following events or conditions:

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
  tax rates and policy; and
  unemployment trends.

Seasonality and Weather. Seasonal influences affect our sales and profits. We experience our highest levels of sales and profits during the Christmas selling months of November and December, and, to a lesser extent, during the Easter holiday and Back-to-School seasons. We have increased working capital needs prior to the Christmas season to carry significantly higher inventory levels and generally increase our selling staff levels to meet anticipated demands. Any substantial decrease in sales during our traditional peak selling periods could materially adversely impact our business, financial condition and results of operations.

We also depend on normal weather patterns across our markets. Historically, unusual weather patterns have significantly impacted our business.

Consumer Trends. Our success partially depends on our ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. However, it is difficult to predict what merchandise consumers will demand, particularly merchandise that is trend driven. Failure to accurately predict constantly changing consumer tastes, preferences and spending patterns could adversely affect short and long-term results.

War and Acts of Terrorism. The involvement of the United States in war or other conflicts have had an adverse impact on us by, among other things, adversely affecting retail sales as a result of reduced consumer spending, and by causing substantial increases in fuel prices thereby increasing the costs of doing business. Any war, political conflict or significant act of terrorism on U.S. soil or elsewhere could have an adverse effect on us and could impede the flow of imports or domestic products to the Company.

We May Face Higher Operating Costs

Approximately 42.0% of our debt at January 28, 2006 has underlying variable interest rates, which may result in higher interest expense in the event interest rates are raised. (See Item 7A "Qualitative and Quantitative Disclosures about Market Risk.")

A substantial portion of our stores are located in California and Washington. As a result, we are particularly sensitive to negative occurrences in those states. Our inability to adequately address such problems could have a material adverse affect on our financial position and results of operations. In addition, we are facing higher workers' compensation, unemployment compensation, health insurance and property and casualty insurance costs in the market areas in which we operate. There can be no assurance that we will be able to fully offset the negative impact of such higher costs.

We Depend On Key Personnel

Our success depends to a large extent on our executive management team. The loss of the services of certain of our executives could have a material adverse effect on us. We cannot guarantee that we will be able to retain such key personnel or attract additional qualified members to our management team in the future.

We also depend on attracting and retaining a large number of qualified employees to maintain and increase sales and to execute our customer service programs. Many of our employees are in entry level or part-time positions with historically high levels of turnover. Our ability to meet our employment needs is dependent on a number of factors, including the following factors which affect our ability to hire or retain qualified employees:

  unemployment levels;
  minimum wage legislation;
  rising health care costs; and
  changing demographics in the local economies where stores are located.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Corporate Office and Distribution Center

The Company's corporate headquarters is located in an office building in Fresno, California. The building was constructed in 1991 and is owned by a limited partnership in which the Company holds a 36% interest as the sole limited partner. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in 2011. The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. As described in Note 5 to the Financial Statements, the Company has financed its interest in the partnership. Because of the favorable interest rate environment, on March 15, 2005 the Company extended such financing through an amortizing five-year note at a fixed interest rate of 7.5%. The Company believes that its current office space is adequate to meet its office space requirements for the foreseeable future.

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

Store Leases and Locations

The Company owns seven of its 63 department stores, all but one of which are subject to mortgage loans, and leases the remaining 56 department stores and all of its 6 specialty stores. Most of the Company's department store leases expire in various years through 2025, and have renewal options for one or more periods ranging from five to 20 years. Leases for specialty store locations generally do not contain renewal options. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

Certain of the department and specialty store leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs, and, in certain cases, also provide for rent abatements and scheduled rent increases during the lease terms. The Company leases three of its department stores from ECI, an affiliate of the Company. Additional information pertaining to the Company's store leases is included in Note 8 to the Financial Statements.

The following table contains additional information about the Company's stores open as of the end of fiscal 2005:

                              #        Gross
                             of       Square
          State            Stores   Footage(1)
------------------------- --------- -----------
Department Stores:
  California.............       39   4,095,479
  Washington.............       10     531,900
  Alaska.................        6     339,987
  Oregon.................        3     155,400
  Nevada.................        2     199,300
  Idaho..................        3     112,554

                          --------- -----------
     Total                      63   5,434,620
                          ========= ===========

Specialty Stores:
  California.............        5      26,856
  Nevada.................        1       3,211
                          --------- -----------
    Total                        6      30,067
                          ========= ===========

_______________________

(1) Reflects total store square footage, including office space, storage, service and other support space, and selling space.

Item 3. LEGAL PROCEEDINGS

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint seeks wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs. The Company believes settlement of this matter is in its best interests and has entered into a memorandum of understanding for class settlement, which is pending court approval. The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed for trading on both the New York Stock Exchange ("NYSE") and the Pacific Stock Exchange. The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol "GOT" during the periods indicated:

                            2005              2004
                       ----------------  ----------------
Fiscal Quarters         High      Low     High      Low
---------------------  -------  -------  -------  -------
   1st Quarter....... $ 12.45  $  7.99  $  6.48  $  4.73
   2nd Quarter....... $ 11.85  $  9.56  $  6.10  $  4.66
   3rd Quarter....... $ 11.80  $  8.20  $  6.89  $  3.85
   4th Quarter....... $  9.81  $  7.77  $  9.15  $  6.03

On March 31, 2006, the Company had 668 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The closing price of the Company's common stock as reported by the NYSE on March 31, 2006 was $9.16 per share.

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

The following table provides information as of January 28, 2006 about the Company's common stock that may be issued upon the exercise of options granted to employees or members of the Board of Directors under all of the Company's existing equity compensation plans.

                                                                                   Number of
                                                                                  securities
                                                                                   remaining
                                                                                 available for
                                                                                future issuance
                                                                                 under equity
                                                Number of         Weighted-      compensation
                                             securities to be      average           plans
                                               issued upon        exercise        (excluding
                                                exercise of        price of        securities
                                                outstanding     outstanding      reflected in
Plan Category                                     options          options        column (a))
-------------------------------------------- ----------------- --------------- -----------------
Equity compensation plans approved by
  security holders..........................     1,400,475          $6.19          1,440,000
Equity compensation plans not approved
  by security holders.......................        N/A              N/A              N/A
                                             ----------------- --------------- -----------------
Total.......................................     1,400,475          $6.19          1,440,000
                                             ================= =============== =================

Item 6. SELECTED FINANCIAL DATA

The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended January 28, 2006, January 29, 2005, January, 31, 2004, February 1, 2003 and February 2, 2002 are referred to herein as fiscal 2005, 2004, 2003, 2002 and 2001, respectively. All fiscal years noted include 52 weeks.

The selected financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Financial Statements of the Company and related notes included elsewhere herein.

The Company has reclassified the results of operations of certain stores closed in fiscal 2005 to discontinued operations in 2004, 2003, 2002 and 2001.

                                                                Fiscal Years
                                         -----------------------------------------------------------------
                                           2005          2004          2003          2002          2001
                                         ---------     ---------     ---------     ---------     ---------
                                                     (In thousands of dollars, except share data)
RESULTS OF OPERATIONS:
Net sales.............................. $ 670,236     $ 654,792     $ 653,386     $ 658,992     $ 671,143
Net credit revenues....................     3,084         3,106         3,729         8,225         8,420
Net leased department
  revenues (1).........................     3,506         3,515         3,525         3,557         3,940
                                         ---------     ---------     ---------     ---------     ---------
   Total revenues......................   676,826       661,413       660,640       670,774       683,503
                                         ---------     ---------     ---------     ---------     ---------
Costs and expenses:
  Cost of sales........................   437,474       427,792       431,094       437,252       445,964
  Selling, general and
   administrative expenses.............   207,407       203,597       200,129       203,937       206,549
  Depreciation and
   amortization (2)....................    13,497        13,087        14,263        14,285        14,010
  VEBA litigation (3)..................     1,811            --            --            --            --
  New store opening (4)................       688            --            --
  Asset impairment charges (5).........        --            --            --         9,502            --
  Receivables sale costs (6)...........        --            --            --         1,749            --
  Store closure costs (7)..............        --            --            --            --           729
                                         ---------     ---------     ---------     ---------     ---------
   Total costs and expenses............   660,877       644,476       645,486       666,725       667,252
                                         ---------     ---------     ---------     ---------     ---------
Operating income ......................    15,949        16,937        15,154         4,049        16,251
                                         ---------     ---------     ---------     ---------     ---------
Other (income) expense:
 Interest expense......................     9,242         9,509        13,296        15,883        14,364
 Losses on early extinguishment
   of debt (8).........................        --            --            --         3,695           696
 Miscellaneous income..................    (1,515)       (1,565)       (2,262)       (1,802)       (1,587)
                                         ---------     ---------     ---------     ---------     ---------
                                            7,727         7,944        11,034        17,776        13,473
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
   operations before income taxes......     8,222         8,993         4,120       (13,727)        2,778

Income tax expense (benefit)...........     2,757         3,247         1,461        (6,488)          950
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) from
   continuing operations...............     5,465         5,746         2,659        (7,239)        1,828
                                         ---------     ---------     ---------     ---------     ---------
Discontinued operations:
  Loss from operation of closed stores.      (581)         (674)       (1,188)       (2,976)       (2,650)
  Gain (loss) on store closures (9)....       180           (31)         (789)       (4,801)
  Income tax benefit...................       136           240           672         2,644           901
                                         ---------     ---------     ---------     ---------     ---------
Loss on discontinued operations........      (265)         (465)       (1,305)       (5,133)       (1,749)
                                         ---------     ---------     ---------     ---------     ---------
Net income (loss)...................... $   5,200     $   5,281     $   1,354     $ (12,372)    $      79
                                         =========     =========     =========     =========     =========

Net income (loss) per common share
Basic:
   Income (loss) from continuing
    operations......................... $    0.41     $    0.45     $    0.20     $   (0.57)    $    0.15
   Loss on discontinued operations.....     (0.02)        (0.04)        (0.10)        (0.40)        (0.14)
   Net income (loss) per common share..      0.39          0.41          0.10         (0.97)         0.01
Diluted:
   Income (loss) from continuing
    operation..........................      0.40          0.43           0.2         (0.57)         0.15
   Loss on discontinued operations.....     (0.02)        (0.03)        (0.10)        (0.40)        (0.14)
   Net income (loss) per common share.. $    0.38     $    0.40     $    0.10     $   (0.97)    $    0.01

Weighted-average number of
  common shares outstanding:
     Basic.............................    13,245        12,922        12,830        12,747        12,681
     Diluted...........................    13,797        13,352        12,919        12,747        12,691

                                                                   Fiscal Years
                                         -----------------------------------------------------------------
                                           2005          2004          2003          2002          2001
                                         ---------     ---------     ---------     ---------     ---------
                                         (In thousands of dollars)
SELECTED BALANCE SHEET DATA:
Retained interest in
  receivables sold..................... $             $             $             $             $  19,222
Receivables, net.......................     7,284         6,920         9,145        10,641        11,331
Merchandise inventories (10)...........   159,986       152,753       156,552       164,615       161,041
Property and equipment, net............   133,545       126,509       127,561       138,910       152,804
Total assets...........................   334,842       321,253       326,137       350,728       392,336
Working capital........................    96,930        94,439        58,444        50,241        29,188
Long-term obligations,
  less current portion.................    76,906        71,403        41,302        45,097        35,216
Subordinated note
  payable to affiliate.................    20,180        21,180        22,180        21,989        21,646
Stockholders' equity...................   119,904       112,356       106,368       104,886       117,132

                                                                   Fiscal Years
                                         -----------------------------------------------------------------
                                           2005          2004          2003          2002          2001
                                         ---------     ---------     ---------     ---------     ---------
                                           (In thousands of dollars, except percentages, ratios and per sq
OTHER SELECTED DATA:
Sales growth:
  Total store sales (11)...............       2.3%        (0.7)%        (3.5)%        (2.7)%          8.5%
  Comparable store sales (12)..........       1.2%          0.2%        (0.7)%        (0.8)%          0.4%

Comparable stores data (12)(13):
  Sales per selling square foot........ $     149     $     149     $     149     $     148     $     173  (14)
  Selling square footage...............     4,499         4,451         4,451         4,654         3,478  (14)

Capital expenditures................... $  22,227     $  13,745     $   4,363     $   8,279     $  18,683
Current ratio..........................     2.06:1        2.10:1        1.46:1        1.34:1        1.16:1

__________________________

(1) Net leased department revenues consist of sales totaling $24.4 million, $24.3 million, $24.5 million, $24.9 million, and $28.9 million, in fiscal 2005, 2004, 2003, 2002, and 2001, respectively, less cost of sales.

(2) Depreciation and amortization includes the amortization of goodwill totaling $570,000 in fiscal 2001 and the net (amortization) accretion of leasehold interests totaling $37,200 in each year presented. Effective the beginning of fiscal 2002, the Company implemented the provisions of SFAS No. 142. As a result, the Company no longer amortizes goodwill and instead tests it annually for impairment. The Company continues to amortize leasehold interests (see Note 1 to the Financial Statements).

(3) Represents reserves for settlement of a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. See Note 14 to the Financial Statements.

(4) Represents new store pre-opening costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store.

(5) The fiscal 2002 charge consists of non-cash asset impairment charges to write down long-lived assets related to certain underperforming stores.

(6) Represents receivable sale transaction costs, net of an interest only strip. The interest only strip represents the portion of the initial program fees to be received that is considered a residual interest in the assets sold. See Note 2 to the Financial Statements

(7) The fiscal 2001 amount represents costs incurred in connection with (i) the closure of six stores in fiscal 2001, net of proceeds from the sale or favorable termination of the related store leases, and (ii) the discontinuation of the use of an outsourced distribution center facility located in Kent, Washington.

(8) The 2002 amount represents securitization program prepayment penalties and the write-off of unamortized loan fees. The 2001 amount consists of the prepayment penalty and the write-off of unamortized loan fees related to the early retirement of the Company's previous revolving credit facility.

(9) The fiscal 2005 amount consists of costs associated with the closure of 3 stores of $0.1 million net of $0.3 million income received from a kick-out clause executed by the landlord triggering one of the store closures. The fiscal 2004 amount consists of incremental costs associated with the closure of one store at January 31, 2004. The fiscal 2003 amount represents costs related to the closure of seven stores primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The fiscal 2002 amount represents costs associated with the closure of four stores in fiscal 2002 including lease termination costs, severance, and other incremental costs associated with the store closings, asset impairment charges related to stores closed in fiscal 2003 and fiscal 2002, and a gain on sale of two store leases and certain fixtures in fiscal 2002.

(10) The increase in inventory from fiscal 2004 to 2005 is related to new store openings net of store closures and the timing on certain spring receipt flows. The decrease in inventory from fiscal 2003 to 2004 is primarily due to the reduction of inventory levels to more closely reflect selling trends, and to store closures. The decrease in inventory from fiscal 2002 to 2003 is primarily due to store closures.

(11) Total store sales include sales from stores closed which are reported net of expenses in discontinued operations.

(12) Comparable stores are defined as stores which have been open for at least 12 full months and which remain open as of the applicable reporting date. However, reflecting the effects of the opening of the River Park store on other Fresno area stores, such stores are excluded from the comparable store base.

(13) Includes leased department sales in order to facilitate an understanding of the Company's sales relative to its selling square footage.

(14) The decrease in sales per selling square foot and the increase in selling square footage from 2001 to 2002 are attributable to the inclusion in 2002 comparable stores of the less productive former Lamonts stores.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors that have affected the Company's financial position and its results of operations for the periods presented in the accompanying financial statements.

Fiscal 2005, 2004 and 2003 results all include 52 weeks.

Overview

The Company is a regional department and specialty store chain completing its 101st year of operation. As of January 28, 2006, the Company operated 63 full-line "Gottschalks" department stores located in six Western states, with the majority of those stores located in California. The Company also operates 6 "Village East" and "Gottschalks" specialty stores which carry a limited selection of merchandise.

The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including mens, womens, juniors and childrens apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings including china, housewares, domestics, small electric appliances and, in selected locations, furniture and mattresses.

The retail industry is highly competitive. The Company experiences competitive pressures from department stores, specialty stores, mass merchandisers and other retail channels, and from general consumer spending levels, including the impact of employment levels and other economic conditions. Even so, the Company achieved a moderate comparable store sales growth of 1.2% during fiscal 2005, while holding its gross margin percent flat to fiscal 2004 at 34.7%.

During fiscal 2005 the Company closed 3 stores, 2 of which were underperforming, and opened 3 stores, including the successful opening of the Company's 100,000 square foot lifestyle center store at River Park in North Fresno. The modest improvement in comparable store gross margin dollars was supplemented by incremental gross margin dollars generated from successful new store openings, and enabled the Company to offset rising costs, including incremental opening and operating costs of the new stores, and increases in fuel and energy costs during the year, affecting utilities, supplies, and transportation costs.

During fiscal 2005 the Company became subject to a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. The Company believes settlement of this matter is in its best interests and has entered into a memorandum of understanding for class settlement, which is pending court approval. Accordingly, the Company accrued $1.8 million in the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs. Management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company's liquidity position remains strong and on January 26, 2006 the Company finalized an amendment to its revolving credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties which payoff occurred subsequent to the end of fiscal 2005. In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million and an optional extension of the credit facility through February 2, 2011. In addition, on December 9, 2005, in an effort to mitigate increasing interest rates, the Company effectively fixed the interest on $25 million of its variable rate debt through the execution of an interest rate swap.

As a result of its stable performance and continued improvement in debt structure, the Company plans to step up its efforts to refresh the presentation of its core store base as well as continue to explore opportunities for controlled new store growth.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the Financial Statements included in Part IV, Item 15 of this Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, the adequacy of its worker compensation insurance reserves, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from the Company's estimates.

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

The Company records an allowance for estimated sales returns in the period that the related sale occurs. These estimates are based primarily on historical sales returns. If the historical data used to calculate these estimates does not properly reflect future returns, adjustments to the allowance for estimated sales returns may be necessary.

Inventory Valuation

Merchandise inventory, which consists of merchandise held for resale, is valued at the lower of LIFO (last- in, first-out) cost or market using the retail inventory method ("RIM") of accounting. Inherent in the RIM calculation are various judgments and estimates including, among others, merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost, as well as resulting gross margins. The Company applies various methodologies to ensure that the application of the RIM is consistent for all periods presented. Such methodologies include the development of consistent cost-to-retail ratios and the grouping of homogenous classes of merchandise. Estimated inventory shrinkage between physical inventory dates is based on historical experience. Should actual inventory shrinkage results differ from the Company's estimate, year-end revisions to inventory shrinkage expense recognized on an interim basis may be required.

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

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property and equipment, goodwill, leasehold interests and other long-term assets. Long-lived assets including intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company performs an evaluation of whether an impairment charge should be recorded whenever a store experiences unfavorable operating performance. A store's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated remaining lease term to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the estimated fair value of the asset is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience in similar locations, changes in merchandising, promotional or operating strategy that may affect the profitability of a particular location, knowledge of the market area and in some cases, expected sale proceeds or sublease income, and independent appraisals. Goodwill and intangible assets having indefinite lives are not being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill and other intangible assets of a reporting unit are tested for impairment on an annual basis and more frequently if certain indicators are encountered. Various uncertainties, including but not limited to changes in consumer preferences, increased competition or a general deterioration in economic conditions could adversely impact the expected cash flows to be generated by an asset or group of assets. If actual performance or fair value estimates for store locations are less favorable than management's projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment.

Income Taxes

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income to realize the value of these assets. In determining the appropriate valuation allowance, management considers all available evidence for the deferred tax assets, including tax credits, net operating loss and capital loss carryforwards that would likely expire prior to their utilization. The Company has established valuation allowances that relate primarily to certain state tax credit carryforwards whose reliability is uncertain. Although these credits do not expire, the utilization is extremely limited and is available only to the extent the Company generates sufficient taxable income apportionable to the respective location. The Company has historically generated the credits at a substantially more rapid rate than it has been able to utilize them. The resulting utilization period is, therefore, unusually long. Although the Company has had recent profitability, there can be no certainty that the Company will continue to generate sufficient taxable income apportioned to specific locations for an indefinite period of time to fully utilize the state tax credit carryforwards, especially given the cyclical nature of the Company's business. Further, there is no certainty that the Company will operate in these specific locations for an extended period. To the extent that the Company no longer operates within these locations, the tax credits cannot be utilized. The Company considers it appropriate to release this valuation allowance after at least three years of continued operating profits, limited to the projected utilization of the state tax credits based on assumed operation in the specific locations of not more than ten years. In addition, the Company has generated certain capital losses for which there is currently no carryback opportunity available. Based on the Company's current operating strategy it appears more likely than not that there will be no opportunity available during the remaining carryforward period to generate offsetting capital gains. Accordingly the Company considers it appropriate to establish a valuation allowance against such carryforwards. Management believes it is more likely than not that the Company will generate sufficient future taxable income in the appropriate carryforward periods to realize the benefit of its remaining net deferred tax assets. However, if the available evidence were to change in the future, an adjustment to the valuation allowance may be required, resulting in additional income tax expense or benefit.

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Statements of Operations, expressed as a percent of net sales. The Company has reclassified the results of operations of certain stores closed in fiscal 2005 to discontinued operations in 2004 and 2003.

                                              Fiscal Years
                                     -------------------------------
                                       2005       2004       2003
                                     ---------  ---------  ---------
Net sales...........................    100.0%    100.0%    100.0%
Net credit revenues.................      0.5        0.5        0.6
Net leased department revenues......      0.5        0.5        0.5
                                     ---------  ---------  ---------
     Total revenues.................    101.0      101.0      101.1

Costs and expenses:
   Cost of sales....................     65.3       65.3       66.0
   Selling, general and
     administrative expenses........     30.9       31.1       30.6
   Depreciation and amortization....      2.0        2.0        2.2
     VEBA litigation................      0.3
     New store opening..............      0.1

                                     ---------  ---------  ---------
     Total costs and expenses.......     98.6       98.4       98.8
                                     ---------  ---------  ---------
Operating income....................      2.4        2.6        2.3

Other (income) expense:
   Interest expense.................      1.4        1.4        2.0
   Miscellaneous income.............     (0.2)      (0.2)      (0.3)
                                     ---------  ---------  ---------
                                          1.2        1.2        1.7
                                     ---------  ---------  ---------
Income before income taxes..........      1.2        1.4        0.6

Income tax expense..................      0.4        0.5        0.2
                                     ---------  ---------  ---------
Income from continuing
 operations.........................      0.8        0.9        0.4

Discontinued operations:
  Loss from operation of
   closed stores....................       --       (0.1)      (0.2)
  Loss on store closures............       --         --       (0.1)
  Income tax benefit................       --         --        0.1
                                     ---------  ---------  ---------
Loss on discontinued operations.....       --       (0.1)      (0.2)
                                     ---------  ---------  ---------
Net income..........................      0.8%      0.8%      0.2%
                                     =========  =========  =========

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales from continuing operations increased by approximately $15.4 million, or 2.4%, to $670.2 million in fiscal 2005 as compared to $654.8 million in fiscal 2004. The fiscal 2005 sales increase is primarily attributable to the opening of the Company's 100,000 square foot lifestyle center store at River Park in Fresno, California and a 43,260 square foot store in Albany, Oregon. Promotional activity helped drive the sales increases through a continuing soft general economic environment and continuing competitive pressures in much of the Company's market areas. The Company also achieved a 1.2% comparable store sales increase in fiscal 2005 driven predominantly by sales increases in the Company's more fashion forward merchandise categories. Comparable store sales includes sales for stores open for the full period in both years. However, reflecting the effects of the opening of the River Park store on other Fresno area stores, such stores have been excluded from the Company's comparable store base.

The Company operated 63 department stores and 6 specialty stores as of the end of fiscal 2005 as compared to 63 department stores and 6 specialty stores as of the end of fiscal 2004. In addition to the 2 new stores previously mentioned, during 2005 the Company also re-opened a store in Pocatello, Idaho, and closed 1 small department store in its Fresno market and 2 underperforming stores in the Seattle/Tacoma market.

Net Credit Revenues

As described more fully in Note 2 to the accompanying financial statements, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.), which has subsequently been acquired by HSBC Group ("HSBC"), the Company sold its private label credit card accounts and accounts receivable to HSBC. In connection with the sale, the Company entered into a Credit Card Program Agreement (the "CCA"). The CCA provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in net credit revenues.

Net credit revenues related to the program in fiscal 2005 were essentially even with fiscal 2004 at $3.1 million. As a percent of net sales, net credit revenues were 0.5% of net sales in fiscal 2005 and 2004.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments was $3.5 million in fiscal 2005, essentially equal to fiscal 2004. Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of fine jewelry departments and beauty salons, totaled $24.4 million in fiscal 2005 as compared to $24.3 million in fiscal 2004.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $9.7 million to $437.5 million in fiscal 2005 as compared to $427.8 million in fiscal 2004, an increase of 2.3%. The increase is primarily due to the increase in sales volume. The Company's gross margin percentage in fiscal 2005 remained equal to fiscal 2004 at 34.7%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased approximately $3.8 million, or 1.9%, to $207.4 million in fiscal 2005 as compared to $203.6 million in fiscal 2004. As a percentage of net sales, selling, general and administrative expenses decreased 0.2% to 30.9% in fiscal 2005 as compared to 31.1% in fiscal 2004. The dollar increase is primarily attributable to incremental operating costs of the new stores, and increases in fuel and energy costs during the year affecting utilities, supplies, and transportation costs. The Company expects to see a continuation of higher fuel and energy costs for the foreseeable future.

Depreciation and Amortization

Depreciation and amortization expense, which includes the net amortization (accretion) of intangible assets other than goodwill, increased by approximately $0.4 million or 3.1%, to $13.5 million in fiscal 2005 as compared to $13.1 million in fiscal 2004. As a percent of net sales, depreciation and amortization expense was 2.0% in fiscal 2005 and in fiscal 2004. The dollar increase is primarily the result of capital additions related to the Company's new stores and major remodel projects at certain existing stores.

VEBA Litigation

The VEBA litigation costs represent a reserve for settlement of a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. The Company believes settlement of this matter is in its best interests and has entered into a memorandum of understanding for class settlement, which is pending court approval. The Company has accrued liabilities for estimated legal fees and costs and management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized new store opening costs totaling $0.7 million in connection with the opening of new stores in each of Fresno, California and Albany, Oregon, and the reopening of the Pocatello, Idaho store in fiscal 2005. No new store pre-opening costs were incurred in fiscal 2004.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.3 million to $9.2 million in fiscal 2005 as compared to $9.5 million in fiscal 2004, a decrease of 2.8%. As a percent of net sales, interest expense was essentially equal to fiscal 2004 at 1.4%. The dollar decrease was primarily due to lower average outstanding borrowing on the Company's revolving line of credit during fiscal 2005 as compared to fiscal 2004 and the elimination of certain higher interest debt facilities, resulting from the amendment and extension of the Company's revolving credit facility, partially offset by increasing interest rates on the Company's variable rate debt, and a $0.1 million fair value adjustment to the Company's $25 million notional amount interest rate swap. The weighted average interest rate applicable to the revolving credit facility was 6.0% in fiscal 2005 (7.4% at January 28, 2006) as compared to 4.6% in fiscal 2004. During the third quarter of fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in building and equipment under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received. Accordingly, fiscal 2005 also includes interest charges of $0.4 million related to the accounting for rental payments as repayment of the related construction reimbursement utilizing the effective interest method. Fiscal 2004 included one-time charges of $0.4 million for the early termination of certain debt in connection with the amendment and extension of the Company's revolving credit facility.

Miscellaneous Income

Miscellaneous income, which consists of the amortization of long-term deferred credits recorded upon receipt of donated land, income from the Company's investment in a partnership, and other miscellaneous non-operating income decreased by approximately $0.1 million to $1.5 million in fiscal 2005 as compared to $1.6 million in fiscal 2004. . Miscellaneous income does not include any material offsetting expense items. As a percent of net sales, miscellaneous income was 0.2% in fiscal 2005 and in fiscal 2004.

Income Taxes

The Company's effective tax rate for continuing operations is 33.5% in fiscal 2005 as compared to 36.1% in fiscal 2004. Including the tax benefit reported in discontinued operations, the Company's effective tax rate is 33.5% in fiscal 2005 as compared to 36.3% in fiscal 2004. In fiscal 2005 the Company benefited from the release of a portion of its valuation allowance associated with certain tax credit carryforwards that the Company determined were more likely than not to be realized.

Income From Continuing Operations

As a result of the foregoing, the Company reported income from continuing operations of $5.5 million, or $0.40 per diluted share, in fiscal 2005 as compared $5.7 million, or $0.43 per diluted share, in fiscal 2004.

Discontinued Operations

During fiscal 2005 the Company closed 2 underperforming store locations in the Seattle/Tacoma market. The closure of the Company's Fig Garden store during the first quarter of fiscal 2005 is not considered a discontinued operation due to the shift in revenues to other stores in the Fresno market, including the Fresno River Park store, which opened during the third quarter of fiscal 2005. The loss from operation of discontinued stores consists of the following:

(In thousands)                                               2005        2004
--------------------------------------------------------  ----------  ----------
Net sales from closed stores............................ $    6,703  $    7,200

Cost of sales...........................................      4,355       4,336
Selling, general and administrative expenses............      2,772       3,300
Depreciation and amortization...........................        157         238
                                                          ----------  ----------
  Total costs and expenses..............................      7,284       7,874
                                                          ----------  ----------
Loss from operations of closed stores................... $     (581) $     (674)
                                                          ==========  ==========

Net costs associated with the closure of stores in fiscal 2005 were $0.1 million, consisting of severance and other incremental costs associated with the store closings. Such costs were offset by $0.3 million of income received from a "kick-out" clause executed by the landlord triggering one of the store closures. Net costs associated with the closure of stores were minor in fiscal 2004 primarily consisting of incremental costs associated with the closure of one store on January 31, 2004.

Certain of the Company's stores may perform below expectations from time to time. In the event the Company is unable to improve the operating performance of such underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

Net Income

As a result of the foregoing, the Company reported net income of $5.2 million in fiscal 2005 as compared $5.3 million in fiscal 2004. On a per diluted share basis net income was $0.38 per share in fiscal 2005 compared to $0.40 per share in and fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Net sales from continuing operations increased by approximately $1.4 million, or 0.2%, to $654.8 million in fiscal 2004 as compared to $653.4 million in fiscal 2003. The fiscal 2004 sales increase is primarily attributable to promotional activity related to the celebration of the Company's 100th anniversary, but was tempered by a soft general economic environment in much of the Company's market areas and additional competitive pressures in the Central California markets. Comparable store sales for fiscal 2004, which includes sales for stores open for the full period in both years, increased by 0.2% as compared to the same 52-week period of the prior year.

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

Net Credit Revenues

In connection with the sale by the Company of its private label credit card accounts and accounts receivable to HSBC in 2003, the Company entered into an Interim Servicing Agreement (the "ISA") as well as the CCA. Under the terms of the ISA, the Company continued to service the credit card receivables until HSBC assumed their servicing on May 14, 2003, as planned. HSBC compensated the Company for providing the services during the interim servicing period.

Net credit revenues related to the Company's credit card receivables portfolio decreased by approximately $0.6 million or 16.7%, to $3.1 million in fiscal 2004 as compared to $3.7 million in fiscal 2003. As a percent of net sales, net credit revenues were 0.5% of net sales in fiscal 2004 as compared to 0.6% in fiscal 2003. Net credit revenues consist of the following:

(In thousands)                                              2004       2003
--------------------------------------------------------  ---------  ---------
Service charge revenues................................. $   2,955  $   2,649
Interim servicing compensation - net....................        --      1,088
Amortization of interest-only strip.....................        --       (313)
Recoveries of previously charged off receivables........       151        305
                                                          ---------  ---------
                                                         $   3,106  $   3,729
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

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $3.3 million to $427.8 million in fiscal 2004 as compared to $431.1 million in fiscal 2003, a decrease of 0.8%. The decrease is primarily due to the decrease in sales volume. The Company's gross margin percentage increased to 34.7% in fiscal 2004 as compared to 34.0% in fiscal 2003. The increase in the gross margin percentage was primarily due to reductions in comparable store average inventory which enabled the Company to increase turnover and better manage its markdown strategies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased approximately $3.5 million, or 1.7%, to $203.6 million in fiscal 2004 as compared to $200.1 million in fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased 0.5% to 31.1% in fiscal 2004 as compared to 30.6% in fiscal 2003. The increase is primarily attributable to increases in unemployment insurance contribution rates and worker's compensation loss development rates in California.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, decreased by approximately $1.2 million or 8.2%, to $13.1 million in fiscal 2004 as compared to $14.3 million in fiscal 2003. As a percent of net sales, depreciation and amortization expense was 2.0% in fiscal 2004 and 2.2% in fiscal 2003. The dollar decrease is primarily the result of impairment charges taken during fiscal 2002 related to certain underperforming stores, partially offset by additional depreciation related to information systems placed in service during 2002 and capital expenditures for the renovation and expansion of certain existing stores.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $3.8 million to $9.5 million in fiscal 2004 as compared to $13.3 million in fiscal 2003, a decrease of 28.5%. As a percent of net sales, interest expense decreased to 1.5% in fiscal 2004 as compared to 2.0% in fiscal 2003. These decreases are primarily due to lower outstanding borrowings on the Company's revolving credit facility and the elimination of certain higher interest debt facilities resulting from the amendment and extension of the Company's revolving credit facility. Total debt was $22.4 million lower at the end of fiscal 2004 as compared to the end of fiscal 2003. The weighted-average interest rate applicable to the facility was 4.6% in fiscal 2004 as compared to 5.2% in fiscal 2003.

Miscellaneous Income

Miscellaneous income, which consists of long-term deferred credits recorded upon receipt of donated land, income from the Company's investment in a partnership, and other miscellaneous income decreased by approximately $0.7 million to $1.6 million in fiscal 2004 as compared to $2.3 million in fiscal 2003. Miscellaneous income does not include any material offsetting expense items. As a percent of net sales, miscellaneous income was 0.2% in fiscal 2004 and 0.3% in fiscal 2003. Fiscal 2003 included recovery of reserves related to the final settlement of certain net operating loss carry-back claims.

Income Taxes

The Company's effective tax rate for continuing operations is 36.1% in fiscal 2004 as compared to 35.5% in fiscal 2003. Including the tax benefit reported in discontinued operations, the Company's effective tax rate is 36.3% in fiscal 2004 as compared to 36.8% in fiscal 2003.

Income From Continuing Operations

As a result of the foregoing, the Company reported income from continuing operations of $5.7 million, or $0.43 per diluted share, in fiscal 2004 as compared $2.7 million, or $0.20 per diluted share, in fiscal 2003.

Discontinued Operations

During fiscal 2003 the Company closed six store locations. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy. The loss from operation of discontinued stores consists of the following:

(In thousands)                                               2004        2003
--------------------------------------------------------  ----------  ----------
Net sales from closed stores............................ $    7,200  $   14,162

Cost of sales...........................................      4,336       8,714
Selling, general and administrative expenses............      3,300       6,332
Depreciation and amortization...........................        238         304
                                                          ----------  ----------
  Total costs and expenses..............................      7,874      15,350
                                                          ----------  ----------
Loss from operations of closed stores................... $     (674) $   (1,188)
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

Net Income

As a result of the foregoing, the Company reported net income of $5.3 million in fiscal 2004 as compared $1.4 million in fiscal 2003. On a per diluted share basis the 2004 net income was $0.40 per share as compared to $0.10 per share in fiscal 2003.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit, and by proceeds from external financings.

In fiscal 2005, the Company generated positive cash flow from operations of $19.6 million as compared to $38.4 million in fiscal 2004 and $23.1 million in fiscal 2003. The $19.1 million decrease in cash provided by operating activities in fiscal 2005 relative to fiscal 2004 was primarily due to the acquisition of inventory for new stores, the timing of collection of vendor claims, and long-term liabilities related to landlord reimbursements for the River Park store of $6.0 million deemed financing cash flows in 2005 due to the Company's involvement in the construction of the building. The increase in trade payables at the end of fiscal 2005 as compared to fiscal 2004 of approximately $4.6 million is partially offset by a decrease in cash management liability of approximately $3.2 million. Days payables outstanding rose one day during fiscal 2005 as compared to fiscal 2004 and 2003. Increases in accrued expenses of approximately $3.9 million at the end of fiscal 2005 as compared to the end of fiscal 2004 primarily relate to the timing of payment of certain normal recurring expenses. While inventory increased $7.2 million at the end of fiscal 2005 as compared to the end of fiscal 2004, inventory days outstanding improved approximately four days during fiscal 2005 as compared to fiscal 2004. The $15.3 million increase in cash provided by operating activities in fiscal 2004 relative to fiscal 2003 was primarily due to increased net income, the return of certain merchandise deposits held by some of the Company's key vendors and the timing of certain payables, partially offset by lower levels of inventory reductions. Inventory days outstanding improved five days during fiscal 2004 as compared to fiscal 2003.

Net cash used in investing activities amounted to $22.2 million, $13.4 million, and $4.0 million in fiscal 2005, 2004, and 2003, respectively. The net cash outflow in fiscal 2005 and fiscal 2004 increased from fiscal 2003 due to increased capital expenditures for store remodeling and new store construction (see "Uses of Liquidity").

Net cash provided by financing activities was $2.1 million in fiscal 2005 primarily the result of the $6.0 million landlord reimbursement previously mentioned, offset by repayment of long-term obligations. Net cash used in financing activities was $24.7 million and $20.1 million in fiscal 2004 and 2003, respectively. The net cash outflow in fiscal 2004 was principally attributable to the payoff of certain high interest debt and continued reductions of outstanding borrowing on the Company's revolving credit facility, partially offset by additional funds provided by a lower fixed interest term loan connected to the amended revolving credit agreement.

Sources of Liquidity

Senior Secured Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006 the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"), which payoff occurred subsequent to the end of fiscal 2005. In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of January 28, 2006, outstanding borrowings under the credit facility totaled $47.9 million, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $58.6 million.

As of January 28, 2006, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate (7.25% at January 28, 2006), or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum (5.74% at January 28, 2006), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime, or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of January 29, 2005, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

The Company is exposed to market risk associated with changes in interest rates. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company has entered into a derivative financial transaction in the form of an interest rate swap. This interest rate swap, used to hedge a portion of the underlying credit facility, matures in February 2009.

Transaction With Affiliate

El Corte Ingles ("ECI") of Spain, and Harris, a wholly owned subsidiary of ECI, became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The Company issued a Subordinated Note to Harris, in the principal amount of $22,179,000 as partial consideration for the Harris acquisition (the "Original Note"). The Original Note, discounted to an effective interest rate of 10% at issuance, bore interest at a fixed rate of 8%. On December 7, 2004 a new Subordinated Note due May 30, 2009 superseded the Original Note. The new Subordinated Note bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1.0 million each upon execution of the note, on February 20, 2005, and subsequent to fiscal year end on February 20, 2006 as scheduled. An additional principal payment of $1.0 million is scheduled for February 2007 and principal payments of $2.0 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility.

Trade Credit

The success of the Company's business is dependent in part upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell it products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. The Company has been able to purchase adequate levels of merchandise to support its operations and expects the level of trade credit to be sufficient to support its operations in the foreseeable future.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements, and capital expenditures. Capital expenditures in fiscal 2005, totaling $22.2 million, were primarily related to the construction and fixturing of the Company's new River Park store and other new store openings, renovation and refixturing of certain existing locations, and to certain information system enhancements. The Company received $6.0 million in reimbursements from the landlord related to the construction of the River Park store that has been recorded as a financing. The Company does not currently have any firm commitments for the opening of new stores in fiscal 2006.

As of January 28, 2006, the Company had issued a total of $2.1 million of standby letters of credit and documentary letters of credit totaling $0.7 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the workers compensation standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Contractual Obligations

The following tables set forth certain information concerning the Company's debt obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

Contractual Obligations:

                                                           Payments due by period (1)
                                                                  (In thousands)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2006       2007       2008       2009       2010       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Long-term debt (2) .................. $   1,078  $   1,097  $   1,123  $     982  $     202  $     704
Capitalized lease obligations........     2,366      1,847      1,376      1,376      1,417     17,062
Subordinated note
  payable to affiliate...............     1,000      1,000      2,000     16,180                    --
Non-cancelable operating leases......    22,776     20,207     18,588     16,068     13,366     61,093
Purchase obligations (3).............       457        201        159        133        104        209
Interest (4).........................     8,207      7,972      7,733      2,130      1,157      9,855
                                       ---------  ---------  ---------  ---------  ---------  ---------
Total contractual cash obligations... $  35,884  $  32,324  $  30,979  $  36,869  $  16,246  $  88,923
                                       =========  =========  =========  =========  =========  =========

                                                  Amount of commitment expiration by period
                                                                (In thousands)
                                       ----------------------------------------------------------------
                                        Fiscal     Fiscal     Fiscal     Fiscal     Fiscal     There-
                                         2006       2007       2008       2009       2010       after
                                       ---------  ---------  ---------  ---------  ---------  ---------
Senior revolving credit facility (5). $      --  $      --  $          $  64,496  $          $      --
Standby letters of credit............     2,144         --         --         --         --         --
Documentary letters of credit........       702         --         --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------
                                      $   2,846  $      --  $      --  $  64,496  $      --  $      --
                                       =========  =========  =========  =========  =========  =========

(1) See Notes 5, 7 and 8 to the accompanying financial statements.

(2) Excludes the Company's $16.6 million, 9.39% mortgages, which were paid off subsequent to year end on February 1, 2006, utilizing funds under the Company's revolving credit facility.

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

(4) Interest payments in future periods have been reflected based on fiscal year ended January 28, 2006 debt levels as adjusted for the conversion of the 9.39% mortgages to revolving debt subsequent to year end, and interest rates including the interest rates then in effect on variable interest debt.

(5) Represents outstanding borrowings under the Company's senior revolving credit facility as of January 28, 2006, plus $16.6 million related to the 9.39% mortgages paid off subsequent to year end utilizing funds from the credit facility. The table presents that amount as due at February 2, 2009, the end of the commitment period for the facility.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to twelve months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

Cash generated by operations, together with liquidity provided by the credit facility, and other financial resources are expected to adequately finance the Company's planned cash requirements for fiscal 2006.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adopting of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The provisions of this statement are effective beginning with the Company's first quarter ending April 29, 2006. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 of the Notes to Financial Statements. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In March 2005 the FASB issued Financial Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for fiscal years ending after December 15, 2005. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of statement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 in the fourth quarter of fiscal 2005 and such adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

Inflation

Although inflation has not been a material factor in the Company's operations during the past several years, the Company has experienced increases in the costs of certain merchandise, salaries, employee benefits and other general and administrative costs, including utilities, supplies, and transportation costs. The Company is generally able to offset these increases by adjusting its selling prices or by modifying its operations. The Company's ability to adjust selling prices is limited by competitive pressures in its market areas.

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

The following table sets forth unaudited quarterly results of operations for fiscal 2005 and 2004 (in thousands, except per share data). The Company has reclassified the results of operations of certain stores closed in fiscal 2005 to discontinued operations.

                                                                2005
                                             ----------------------------------------------
Quarter Ended                                 April 30    July 30    October 29  January 28
-------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations....... $  142,595  $  150,092  $  149,581  $  227,968
Gross profit...............................     48,306      53,419      53,803      77,234
Income (loss) from continuing operations...     (1,805)        366      (1,451)      8,355
Discontinued operations, net of tax........       (180)       (107)       (175)        197
Net income (loss)..........................     (1,985)        259      (1,626)      8,552

Net income (loss) per common share:
Basic
Income (loss) from continuing operations... $    (0.14) $     0.03  $    (0.11) $     0.63
Discontinued operations.................... $    (0.01) $    (0.01) $    (0.01) $     0.01
Net income (loss).......................... $    (0.15) $     0.02  $    (0.12) $     0.64

Diluted
Income (loss) from continuing operations... $    (0.14) $     0.03  $    (0.11) $     0.61
Discontinued operations.................... $    (0.01) $    (0.01) $    (0.01) $     0.01
Net income (loss).......................... $    (0.15) $     0.02  $    (0.12) $     0.62

Weighted-average number of common
  shares outstanding:
    Basic..................................     13,077      13,255      13,314      13,336
    Diluted................................     13,077      13,872      13,314      13,771

                                                              2004
                                             ----------------------------------------------
Quarter Ended                                  May 1      July 31    October 30  January 29
-------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations....... $  143,000  $  146,178  $  146,237  $  219,377
Gross profit...............................     49,171      51,602      51,821      74,406
Income (loss) from continuing operations...     (2,026)        323      (1,366)      8,815
Discontinued operations, net of tax........       (210)        (99)       (161)          5
Net income (loss)..........................     (2,236)        224      (1,527)      8,820

Net income (loss) per common share
Basic
Income (loss) from continuing operations... $    (0.16) $     0.03  $    (0.11) $     0.68
Discontinued operations.................... $    (0.01) $    (0.01) $    (0.01) $       --
Net income (loss).......................... $    (0.17) $     0.02  $    (0.12) $     0.68

Diluted
Income (loss) from continuing operations... $    (0.16) $     0.02  $    (0.11) $     0.65
Discontinued operations.................... $    (0.01) $       --  $    (0.01) $       --
Net income (loss).......................... $    (0.17) $     0.02  $    (0.12) $     0.65

Weighted-average number of common
  shares outstanding:
    Basic..................................     12,883      12,904      12,927      12,976
    Diluted................................     12,883      13,266      12,927      13,552

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the normal course of business due to changes in interest rates on borrowings under its senior revolving credit facility. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company entered into a derivative financial transaction in the form of an interest rate swap. The interest rate swap is used to hedge a portion of the underlying variable-rate facility. The Company currently holds a "variable-to-fixed" rate swap with a notional amount of $25.0 million with one financial institution. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swap. Although the swap essentially provides for matched terms to its underlying, and effectively mitigates its variability, it currently does not qualify for hedge accounting under SFAS No. 133. Accordingly, changes in fair value of the derivative instrument are recorded in interest expense. During fiscal 2005 and 2004, the Company did not enter into or hold derivative financial instruments for trading purposes, nor does it engage in financial transactions for speculative or trading purposes. All contracts and purchase obligations are denominated in US dollars and accordingly the Company is not subject to foreign exchange rate risk.

As of January 28, 2006, borrowings subject to variable interest rates represented 42.0% of the Company's total outstanding borrowings. Subsequent to the end of fiscal 2005 the Company converted $16.6 million of 9.39% fixed rate debt to floating rate debt under the revolving credit facility (5.74% at January 28, 2006). The interest payable on the Company's senior revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. An increase of 57 basis points on existing floating rate borrowings (a 10% change from the Company's weighted-average interest rate as of January 28, 2006) would reduce the Company's pre-tax net income and cash flow by approximately $0.4 million. This 57 basis point increase in interest rates would not materially affect the fair value of the Company's fixed rate financial instruments. (See Note 1 to the accompanying financial statements.)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is set forth under Part IV, Item 15, included elsewhere herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a- 14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), with the participation of the Company's management, have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures, as of January 28, 2006 and have concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

(b) Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the Company's internal control over financial reporting as of January 28, 2006, the end of the Company's fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company's overall control environment. Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Company's Board of Directors.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued a report on management's assessment of the Company's internal control over financial reporting, that is included in Part IV Item 15(a)(1).

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2005, there were no changes in the Company's internal controls over financial reporting identified during the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 28, 2006, to be filed pursuant to Regulation 14A (the "2005 Proxy") under the headings "Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

As of March 31, 2006, the name, age and title of the executive officers of the Company are as follows:

Name	Age	Position
James R. Famalette	53	President and Chief Executive Officer
Gary L. Gladding	65	Executive Vice President/General Merchandise Manager
J. Gregory Ambro	53	Senior Vice President/Chief Administrative and Financial Officer
Michael J. Schmidt	64	Senior Vice President/Director of Stores

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from those portions of the Company's 2006 Proxy under the headings "Executive Compensation" and "Director Compensation for Fiscal Year 2005."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the portion of the Company's 2006 Proxy under the heading "Security Ownership of Certain Beneficial Owners and Management" and Item 5. Market for Registrant's Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities in this report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the portion of the Company's 2006 Proxy under the heading "Certain Relationships and Related Transactions."

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the portion of the Company's 2006 Proxy under the heading "Information on Independent Public Accountants".

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of Gottschalks Inc. as required by Item 8 are included in this Part IV, Item 15:
Reports of Independent Registered Public Accounting Firm
Balance Sheets - As of January 28, 2006 and January 29, 2005
Statements of Operations -- Fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004
Statements of Stockholders' Equity -- Fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004
Statements of Cash Flows -- Fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004
Notes to financial statements

(a)(2) The following financial statement schedule of Gottschalks Inc. is included in Item 15(d):
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

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.7	Ground Lease dated August 17, 1989 by and between Gottschalks Inc. and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.8	Lease Supplement dated as of August 17, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.9	Agreement of Limited Partnership dated March 16, 1990, by and between River Park Properties I and Gottschalks Inc. relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 1-09100)
10.10	Lease Agreement dated as of March 16, 1990 by and between Gottschalks Inc. and River Park Properties I relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.11	Form of Severance Agreement dated March 31, 1995 by and between Gottschalks Inc. and the following senior executives of the Company: Joseph W. Levy, Gary L. Gladding and Michael J. Schmidt(*)	Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 1-09100)
10.12	1994 Key Employee Incentive Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-54789)
10.13	1994 Director Nonqualified Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-54783)
10.14	Agreement of Sale dated June 27, 1995, by and between Gottschalks Inc. and Jack Baskin relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.15	Lease and Agreement dated June 27, 1995, by and between Jack Baskin and Gottschalks Inc. relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.16	Promissory Notes and Security Agreements dated October 4, 1995 and October 10, 1995 by and between Gottschalks Inc. and Midland Commercial Funding	Quarterly Report on Form 10-Q for the quarter ended October 28, 1995 (File No. 1-09100)
10.18	Gottschalks Inc. 1998 Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-61471)
10.19	Gottschalks Inc. 1998 Employee Stock Purchase Plan(*)	Registration Statement on Form S-8 (File #33-61473)
10.20	Asset Purchase Agreement dated as of July 21, 1998 among Gottschalks Inc., The Harris Company and El Corte Ingles, S. A. together with all Exhibits thereto	Current Report on Form 8-K dated July 21, 1998 (File No. 1-09100)
10.22	Registration Rights Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.23	Tradename License Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.24	Stockholders' Agreement among El Corte Ingles, S. A., Gottschalks Inc., Joseph Levy and Bret Levy dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.26	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: East Hills Mall, Bakersfield, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.27	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Moreno Valley Mall at Towngate, Moreno Valley, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.28	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Antelope Valley Mall at Palmdale, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.33	Employment Agreement dated June 25, 1999 by and between Gottschalks Inc. and James R. Famalette(*).	Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 1-09100)
10.42	Amendment to Employment Agreement dated December 3, 2001 by and between Gottschalks Inc. and James R. Famalette (*)	Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 1-09100)
10.52	Purchase and Sale Agreement dated January 30, 2003 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Household Bank (SB), N.A.	Current Report on Form 8-K dated January 31, 2003
10.53	Interim Servicing Agreement dated January 30, 2003 by and between Gottschalks Inc. and Household Bank (SB), N.A.	Current Report on Form 8-K dated January 31, 2003
10.54	Credit Card Program Agreement dated January 30, 2003 by and between Gottschalks Inc. and Household Bank (SB), N.A.	Current Report on Form 8-K dated January 31, 2003
10.55	Amendment to Amended and Restated Receivables Purchase Agreement dated January 31, 2003 by and between Gottschalks Inc. and Gottschalks Credit Receivables Corporation	Current Report on Form 8-K dated January 31, 2003
10.56	Amended and Restated Credit Agreement dated March 1, 2004, by and among Gottschalks Inc., General Electric Capital Corporation and CIT Group Business Credit Inc.	Current Report on Form 8-K dated March 1, 2004
10.57	Amendment Numbers 1 through 5 of the Credit Agreement by and among Gottschalks Inc., General Electric Capital Corporation and CIT Group Business Credit Inc. PDF as a courtesy	Filed electronically herewith
23	Consent of Independent Registered Public Accounting Firm	Filed electronically herewith
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer	Filed electronically herewith
31.2	Rule 13a - 14(a) Certification of Chief Financial Officer	Filed electronically herewith
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith
32.2	Certification of Chief Administrative and Financial Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

(*) Management contract, compensatory plan or arrangement.

(**) These loans were retired with proceeds from a mortgage loan completed on March 22, 2002 (See Exhibit 10.46)

ANNUAL REPORT ON FORM 10-K

ITEM 8, 15(a)(1) and (2), (c) and (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED JANUARY 28, 2006

GOTTSCHALKS INC.

FRESNO, CALIFORNIA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gottschalks Inc.
Fresno, California

We have audited the accompanying balance sheets of Gottschalks Inc. (the "Company") as of January 28, 2006 and January 29, 2005, and the related statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). We also have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting," that the Company maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gottschalks Inc. at January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California
April 7, 2006

GOTTSCHALKS INC.
BALANCE SHEETS
(In thousands)

                                                        January 28,  January 29,
                                                           2006         2005
                                                        -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash................................................ $     5,368  $     5,470
  Receivables - net...................................       7,284        6,920
  Merchandise inventories.............................     159,986      152,753
  Other...............................................      15,354       15,447
                                                        -----------  -----------
    Total current assets..............................     187,992      180,590

PROPERTY AND EQUIPMENT - net..........................     133,545      126,509

OTHER ASSETS:
  Goodwill - net......................................       7,501        7,501
  Other intangibles - net.............................         615          652
  Other...............................................       5,189        6,101
                                                        -----------  -----------
                                                            13,305       14,254
                                                        -----------  -----------
                                                       $   334,842  $   321,353
                                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses......... $    86,441  $    81,192
  Current portion of long-term debt...................       1,625        1,525
  Current portion of capitalized lease obligations....       1,145        1,717
  Deferred income taxes...............................       1,851        1,717
                                                        -----------  -----------
    Total current liabilities.........................      91,062       86,151

LONG-TERM OBLIGATIONS, less current portion...........      76,906       71,403

OTHER LIABILITIES.....................................      14,077       18,298

DEFERRED INCOME TAXES.................................      12,713       11,965

SUBORDINATED NOTE PAYABLE TO AFFILIATE................      20,180       21,180

COMMITMENTS AND CONTINGENCIES (Notes 7 and 14)

STOCKHOLDERS' EQUITY:
  Common stock, par value of $.01 per share;
    30,000,000 shares authorized; 13,361,149
    and 13,030,269 issued.............................         134          130
  Additional paid-in capital..........................      74,490       72,146
  Retained earnings...................................      45,280       40,080
                                                        -----------  -----------
                                                           119,904      112,356
                                                        -----------  -----------
                                                       $   334,842  $   321,353
                                                        ===========  ===========

See notes to financial statements.

GOTTSCHALKS INC.
INCOME STATEMENTS
(In thousands, except per share data)

                                                                Fiscal Years Ended
                                                        ----------------------------------
                                                        January 28, January 29, January 31,
                                                           2006        2005        2004
                                                        ----------  ----------  ----------
Net sales............................................. $  670,236  $  654,792  $  653,386
Net credit revenues...................................      3,084       3,106       3,729
Net leased department revenues........................      3,506       3,515       3,525
                                                        ----------  ----------  ----------
    Total revenues....................................    676,826     661,413     660,640
                                                        ----------  ----------  ----------
Costs and expenses:
  Cost of sales.......................................    437,474     427,792     431,094
  Selling, general and
    administrative expenses...........................    207,407     203,597     200,129
  Depreciation and amortization.......................     13,497      13,087      14,263
  VEBA litigation.....................................      1,811
  New store opening...................................        688
                                                        ----------  ----------  ----------
     Total costs and expenses.........................    660,877     644,476     645,486
                                                        ----------  ----------  ----------
Operating income .....................................     15,949      16,937      15,154
                                                        ----------  ----------  ----------
Other (income) expense:
  Interest expense....................................      9,242       9,509      13,296
  Miscellaneous income................................     (1,515)     (1,565)     (2,262)
                                                        ----------  ----------  ----------
                                                            7,727       7,944      11,034
                                                        ----------  ----------  ----------
Income from continuing operations
  before income tax ..................................      8,222       8,993       4,120

Income tax expense....................................      2,757       3,247       1,461
                                                        ----------  ----------  ----------

Income from continuing operations.....................      5,465       5,746       2,659

Discontinued operations:
  Loss from operations of closed stores...............       (581)       (674)     (1,188)
  Gain (loss) on store closures.......................        180         (31)       (789)
  Income tax benefit..................................        136         240         672
                                                        ----------  ----------  ----------
  Loss on discontinued operations.....................       (265)       (465)     (1,305)
                                                        ----------  ----------  ----------
  Net income ......................................... $    5,200  $    5,281  $    1,354
                                                        ==========  ==========  ==========

Net income per common share:
Basic
  Income from continuing operations................... $     0.41  $     0.45  $     0.20
  Loss on discontinued operations .................... $    (0.02) $    (0.04) $    (0.10)
  Net income per common share......................... $     0.39  $     0.41  $     0.10
Diluted
  Income from continuing operations................... $     0.40  $     0.43  $     0.20
  Loss on discontinued operations .................... $    (0.02) $    (0.03) $    (0.10)
  Net income per common share......................... $     0.38  $     0.40  $     0.10
Weighted average number of common shares outstanding
  Basic...............................................     13,245      12,922      12,830
  Diluted.............................................     13,797      13,352      12,919

See notes to financial statements.

GOTTSCHALKS INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                   Common Stock     Additional
                               -------------------   Paid-in    Retained
                                 Shares     Amount   Capital    Earnings      Total
                               -----------  ------  ----------  ---------   ---------

BALANCE, FEBRUARY 1, 2003..... 12,801,669  $  128  $   71,313  $  33,445   $ 104,886
  Net income..................                                     1,354       1,354
  Issuance of common stock
   pursuant to nonqualified
   stock purchase plan and
   related tax benefit........      9,000                  27                     27
  Shares issued under
   stock purchase plan and
   related tax benefit........     68,133       1         100                    101
                               -----------  ------  ----------  ---------   ---------

BALANCE, JANUARY 31, 2004..... 12,878,802     129      71,440     34,799     106,368
  Net income..................                                     5,281       5,281
  Issuance of common stock
   pursuant to nonqualified
   stock purchase plan and
   related tax benefit........    132,250       1         634                    635
  Shares issued under
   stock purchase plan and
   related tax benefit........     19,217                  72                     72
                               -----------  ------  ----------  ---------   ---------
BALANCE, JANUARY 29, 2005..... 13,030,269  $  130  $   72,146  $  40,080   $ 112,356
  Net income..................                                     5,200       5,200
  Issuance of common stock
   pursuant to nonqualified
   stock purchase plan and
   related tax benefit........    321,650       4       2,276                  2,280
  Shares issued under
   stock purchase plan and
   related tax benefit........      9,230                  68                     68
                               -----------  ------  ----------  ---------   ---------
BALANCE, JANUARY 28, 2006..... 13,361,149  $  134  $   74,490  $  45,280 $$  119,904
                               ===========  ======  ==========  =========   =========

See notes to financial statements.

GOTTSCHALKS INC.
STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                                   Fiscal Years Ended
                                                                        ----------------------------------------
                                                                        January 28,   January 29,   January 31,
                                                                            2006          2005          2004
                                                                        ------------  ------------  ------------
Net income............................................................ $      5,200  $      5,281  $      1,354
Adjustments:
  Depreciation and amortization.......................................       13,654        13,326        14,569
  Deferred income taxes...............................................          882         1,761            24
  Amortization of deferred income and
    other deferred items..............................................       (1,955)       (2,336)       (2,446)
  Provision for credit losses.........................................                                      200
  Store closure costs.................................................          120            31           789
  Net loss from sale of assets........................................          131            16            59
Changes in assets and liabilities:
     Receivables......................................................         (364)        2,225         1,295
     Merchandise inventories..........................................       (5,790)        5,287         9,332
     Other current and long-term assets...............................          872        (1,335)        2,456
     Trade accounts payable and accrued expenses......................        9,587        10,064        (4,782)
     Other current and long-term liabilities..........................       (2,721)        4,086           212
                                                                        ------------  ------------  ------------
         Net cash provided by operating activities....................       19,616        38,406        23,062

INVESTING ACTIVITIES:
Purchases of property and equipment...................................      (22,227)      (13,745)       (4,363)
Proceeds from sale of fixtures and equipment..........................           --             3            27
Proceeds from investment in limited partnership.......................          365           365           352
                                                                        ------------  ------------  ------------
        Net cash used in investing activities.........................      (21,862)      (13,377)       (3,984)

FINANCING ACTIVITIES:
Net proceeds (repayments) from new revolving credit facility..........        2,182       (14,256)       (7,836)
Proceeds from long-term obligations...................................        6,000         9,000            --
Principal payments on long-term obligations...........................       (4,156)      (17,135)       (4,568)
Changes in cash management liability..................................       (3,284)       (1,843)       (7,845)
Debt issuance costs...................................................         (232)       (1,060)           --
Proceeds from exercise of options.....................................        1,566           491            27
Proceeds from sale of stock under employee
  stock purchase plans................................................           68            72           101
                                                                        ------------  ------------  ------------
Net cash provided by (used in) financing activities...................        2,144       (24,731)      (20,121)
                                                                        ------------  ------------  ------------
INCREASE (DECREASE) IN CASH...........................................         (102)          298        (1,043)
CASH AT BEGINNING OF YEAR.............................................        5,470         5,172         6,215
                                                                        ------------  ------------  ------------
CASH AT END OF YEAR................................................... $      5,368  $      5,470  $      5,172
                                                                        ============  ============  ============

See notes to financial statements.

GOTTSCHALKS INC.
NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of January 29, 2005, the Company operated 63 full-line department stores located in six Western states, with 39 stores located in California, 10 in Washington, 6 in Alaska, 3 in Oregon, 2 in Nevada and 3 in Idaho. The Company also operated 6 specialty stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, and also a wide array of home furnishings, including domestics, china, housewares, small electrics and, in certain locations, furniture and mattresses.

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

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Fiscal 2005, 2004 and 2003 each included 52 weeks.

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

The Company offers its private label credit card customers a points based rewards program. The program offers one point for every one dollar in net annual spending using the Company's private label credit card. At the end of each calendar year qualifying customers are sent a merchandise certificate for up to 5% of the total points accumulated, up to a maximum of 10,000 points. As points are earned throughout the year the Company accrues for the estimated costs of goods to be sold via redemption of the merchandise certificates based on historical redemption rates.

Net leased department revenues consist of rental income from lessees and sub-lessees and are based on a percentage of total sales generated in such leased departments during respective fiscal periods. Sales generated in such leased departments totaled $24,406,000, $24,295,000 and $24,460,000 in 2005, 2004 and 2003, respectively.

Net credit revenues consist primarily of a percentage of collected finance charges and late fees billed to cardholders by Household Bank (SB), N.A. (now "HSBC") during the period and the amortization of the pre-paid program fee. (Note 2)

Receivables - As of January 28, 2006 and January 29, 2005, receivables consist of vendor claims of $7,374,000, less allowances of $90,000, and vendor claims of $7,010,000, less allowances of $90,000, respectively.

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method is equal to the LIFO value of inventories at January 28, 2006 and January 29, 2005. The Company includes in inventory the capitalization of certain indirect buying handling and distribution costs to better match these costs with the related sales.

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

The Company receives cash or allowances from merchandise vendors as purchase price adjustments and in connection with cooperative advertising programs. Purchase price adjustments are credited to cost of sales and cooperative advertising allowances are credited against advertising expense in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

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

New Store Opening Costs - New store opening costs are expensed as incurred and may vary significantly from year to year depending on the number of new stores opened.

Property and Equipment - Depreciation of owned properties is provided primarily on a straight-line basis over the estimated asset lives, which range from 15 to 40 years for buildings and leasehold improvements and 3 to 15 years for furniture, fixtures and equipment. Buildings on leased land and leasehold improvements are amortized over the shorter of their economic lives or the lease term, beginning on the date the asset is put into use. The lease term, which includes all renewal periods that are considered to be reasonably assured, begins on the date the Company has access to the leased property. The amortization of buildings and equipment under capital leases is computed by the straight-line method over the term of the lease or the estimated economic life of the asset, depending on the criteria used to classify the lease, and such amortization is combined with depreciation in the accompanying statement of operations.

Operating Leases - The Company recognizes operating lease minimum rentals on a straight-line basis over the lease term. The Company receives contributions from landlords to fund buildings and leasehold improvements. Such contributions are primarily recorded as deferred rent and amortized as reductions to lease expense over the lease term. During the third quarter of fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in building and equipment under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received. Executory costs such as real estate taxes and maintenance, and contingent rentals such as those based on a percentage of sales are recognized as incurred. The lease term, which includes all renewal periods that are considered to be reasonably assured, begins on the date the Company has access to the leased property. The excess in rent expense over actual cash paid is recorded as deferred rent.

Software Development Costs - Costs associated with the acquisition or development of software for internal use that meet the criteria of AICPA Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" are capitalized and amortized over the expected useful life of the software, which generally ranges from 3 to 10 years. Software development costs capitalized under SOP No. 98-1 in fiscal 2005, 2004 and 2003 totaled $177,000, $74,000 and $29,000 respectively. Amortization of such costs totaled $420,000, $428,000 and $408,000 in fiscal 2005, 2004 and 2003 respectively.

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

Miscellaneous Income - Miscellaneous income consists of amortization of long-term deferred credits recorded upon receipt of donated land, income from the Company's investment in a partnership, and miscellaneous non-operating income and expense. Miscellaneous income does not include any material offsetting expense items.

Advertising Costs - Advertising costs, net of cooperative advertising allowances, totaling $28,946,000, $29,964,000 and $30,597,000 in 2005, 2004 and 2003, respectively, are included in selling, general and administrative expenses for financial reporting purposes and are expensed when the related advertisement first takes place. Cooperative advertising allowances were $12,097,000, $11,250,000 and $9,077,000 in 2005, 2004 and 2003 respectively.

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

Stock-Based Compensation - At January 28, 2006, the Company has two stock-based employee compensation plans, which are more fully described in Note 12. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. The Company's calculations were made using the Black-Scholes option pricing model, which is more fully described in Note 12.

(In thousands, except per share data)               2005       2004       2003
-----------------------------------------------   --------   --------   --------
Net income as reported......................... $   5,200  $   5,281  $   1,354
Deduct: Total stock-based compensation expense
  determined under fair value based method
  for all awards, net of related tax effects...      (584)      (308)       (99)
                                                  --------   --------   --------
Pro forma net income........................... $   4,616  $   4,973  $   1,255
                                                  ========   ========   ========

Earnings per share:
  As reported:
   Basic....................................... $    0.39  $    0.41  $    0.10
   Diluted..................................... $    0.38  $    0.40  $    0.10

  Pro-forma:
   Basic....................................... $    0.35  $    0.38  $    0.10
   Diluted..................................... $    0.33  $    0.37  $    0.10

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets other than goodwill, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved, and in some cases, the expected proceeds from the sale or sublease of a particular asset, or independent appraisals. There were no asset impairment charges from continuing operations recognized in 2005, 2004 or 2003.

Discontinued Operations - The Company has determined that due to the regional concentration of certain of the stores closed during fiscal 2005 and 2003, and certain other factors, a significant portion of the operations and cash flows of the closed stores have been eliminated from the ongoing operations of the Company. Accordingly, as prescribed by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," results of operations of certain stores closed during 2005 and 2003 are excluded from continuing operations and reported separately in discontinued operations for all periods affected.

Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, receivables, trade payables and other accrued expenses, revolving line of credit and letters of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The carrying value of the Subordinated Note approximates its estimated fair value.

The fair values of the Company's mortgage loans and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of $21,747,000 and $23,186,000 at January 28, 2006 and January 29, 2005, had estimated fair values of $24,028,000 and $25,033,000 at January 28, 2006 and January 29, 2005, respectively. The estimated fair value of the Company's derivative financial instrument is disclosed in Note 6.

Segment Reporting - The Company operates in one reportable segment.

Comprehensive Income - There were no items of other comprehensive income in 2005, 2004 or 2003, and therefore net income is equal to comprehensive income for each of those years.

Recently Issued Accounting Standards -  In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs - An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date. The provisions of this statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The full impact of SFAS No. 123R adoption cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 previously described in the disclosure of pro forma net income and earnings per share in Note 1 Stock-Based Compensation. SFAS No. 123R also requires that benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is unable to estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

In March 2005 the FASB issued Financial Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is effective for fiscal years ending after December 15, 2005. This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 in the fourth quarter of fiscal 2005 and such adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

Reclassifications -An insurance deposit of $5,778,000 has been reclassified to other current assets that was previously reported as an offset to the Company's workers' compensation liability within trade accounts payable and accrued expenses as of January 29, 2005 to conform with the January 28, 2006 presentation.

2. NET CREDIT REVENUES

On January 31, 2003, the Company terminated its receivables securitization program and sold substantially all of its customer credit card receivables to HSBC pursuant to the terms of a Purchase and Sale Agreement between the Company and HSBC.

At that time the Company also entered into an interim servicing agreement to service the receivables on behalf of HSBC until such time as they were able to convert the accounts to their systems and a program agreement whereby the Company will participate in revenues generated from the portfolio. The transaction was accounted for a sale of financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

Net credit revenues associated with the Company's private label credit card program currently consists primarily of a percentage of collected finance charges and late fees billed to cardholders by HSBC during the period and the amortization of the pre-paid program fee ("service charge revenues") as follows:

(In thousands)                                   2005         2004         2003
--------------------------------------------  -----------  -----------  -----------
Service charge revenues..................... $     3,037  $     2,955  $     2,649
Interim servicing compensation - net........                                 1,088
Amortization of interest-only strip.........                                  (313)
Recoveries of charged-off receivables.......
 ineligible for sale........................          47          151          305
                                              -----------  -----------  -----------
                                             $     3,084  $     3,106  $     3,729
                                              ===========  ===========  ===========

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              January 28,  January 29,
(In thousands)                                   2006         2005
--------------------------------------------  -----------  -----------
Furniture, fixtures and equipment........... $   111,334  $   100,871
Buildings and leasehold improvements........      97,113       92,974
Land........................................      15,185       15,185
Buildings and equipment under
  capital leases............................      28,936       18,720
Construction in progress....................       3,167        7,095
                                              -----------  -----------
                                                 255,735      234,845
Less accumulated depreciation
  and amortization..........................    (122,190)    (108,336)
                                              -----------  -----------
                                             $   133,545  $   126,509
                                              ===========  ===========

During the third quarter of fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in building and equipment under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received.

4. TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Trade accounts payable and accrued expenses consist of the following:

                                              January 28,  January 29,
(In thousands)                                   2006         2005
--------------------------------------------  -----------  -----------
Trade accounts payable...................... $    29,156  $    24,548
Accrued expenses............................      33,535       29,162
Taxes, other than income taxes..............      12,663       12,059
Accrued payroll and related liabilities.....       6,074        8,139
Cash management liability...................       2,199        5,483
Federal and state income taxes payable......       2,814        1,801
                                              -----------  -----------
                                             $    86,441  $    81,192
                                              ===========  ===========

5. DEBT

Senior Revolving Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006 the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"), which payoff occurred subsequent to the end of fiscal 2005. In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million, and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, currently consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of January 28, 2006, outstanding borrowings under the credit facility totaled $47.9 million, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $58.6 million.

As of January 28, 2006, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate (7.25% at January 28, 2006), or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum (5.74% at January 28, 2006), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime, or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of January 29, 2005, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

Long-Term Obligations

Long-term obligations consist of the following:

                                              January 28,  January 29,
(In thousands)                                   2006         2005
--------------------------------------------  -----------  -----------
Revolving line of credit.................... $    47,935  $    45,753
9.39% mortgage loans payable, due 2010......      16,561       17,059
Capital lease obligations...................       9,993        5,707
Variable rate note payable, due 2005........          --        3,700
7.5% note payable due 2010..................       3,127           --
Other mortgage loans and notes payable......       2,060        2,426
                                              -----------  -----------
                                             $    79,676  $    74,645
  Less current portion......................       2,770        3,242
                                              -----------  -----------
                                             $    76,906  $    71,403
                                              ===========  ===========

During the third quarter of fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in building and equipment under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received.

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

The $16.6 million outstanding balance of the 9.39% mortgage loans was paid off subsequent to year end on February 1, 2006 utilizing funds available through the Company's revolving credit facility. The scheduled annual principal maturities of the Company's notes payable excluding such mortgage loans are $1,078, $1,097, $1,123, $982 and $202 for 2006 through 2010, with $704 payable thereafter.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are charged to income as additional interest expense over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $1,929,000 at January 28, 2006 and $2,251,000 at January 29, 2005.

Interest paid, net of amounts capitalized, was $8,466,000 in 2005, $8,075,000 in 2004 and $11,140,000 in 2003. The Company capitalized $114,000 in interest in 2005 in connection with new store construction. No interest was capitalized in 2004 or 2003. The weighted-average interest rate charged on the Company's revolving line of credit was 5.98% in 2005, 4.56% in 2004 and 5.16% in 2003.

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants, if not waived, would cause a cross-default under the majority of all of the Company's debt agreements, including the credit facility. The Company was in compliance with all applicable financial covenants as of January 28, 2006.

6. INTEREST RATE DERIVATIVE

On December 9, 2005 the Company entered into an interest rate swap agreement, effective December 14, 2005, to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of January 28, 2006 and the range of interest rates paid and received by the Company during the fiscal year then ended:

Fixed swap (notional amount)	$25,000,000
Range of receive rate	4.49%
Range of pay rate	4.99%

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes all derivatives on the balance sheet at fair value. Although the swap essentially provides for matched terms to its underlying, and effectively mitigates its variability, it currently does not qualify for hedge accounting under SFAS No. 133.

The $25 million interest rate swap held at January 28, 2006 will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at January 28, 2006 was a loss of $143,809 and represents the amount the Company would pay if the agreement was terminated as of that date. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for fiscal 2005 includes losses related to the interest rate swap of $143,809 and as of January 28, 2006, the Company reflected a derivative liability in other liabilities for such amount to recognize the fair value of the interest rate swap. All charges recorded pursuant to SFAS No. 133 are considered non-cash items in the statements of cash flows.

7. SUBORDINATED NOTE PAYABLE TO AFFILIATE

El Corte Ingles ("ECI") of Spain, and Harris, a wholly owned subsidiary of ECI, became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The Company issued a Subordinated Note to Harris, in the principal amount of $22,179,000 as partial consideration for the Harris acquisition (the "Original Note"). The Original Note, discounted to an effective interest rate of 10% at issuance, bore interest at a fixed rate of 8%. On December 7, 2004 a new Subordinated Note due May 30, 2009 superseded the Original Note. The new Subordinated Note bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1.0 million each upon execution of the note, on February 20, 2005, and subsequent to fiscal year end on February 20, 2006 as scheduled. An additional principal payment of $1.0 million is scheduled for February 2007 and principal payments of $2.0 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company. Interest paid to Harris totaled $1,679,500 in 2005 and $1,774,400 in 2004 and 2003.

8. LEASES

The Company leases certain retail department stores, specialty stores, land, furniture and fixtures and equipment under capital and noncancellable operating leases that expire in various years through 2025. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years. The Company leases three of its department stores from an affiliate of the Company. (See Note 7.) Rent paid or accrued to ECI totaled $874,000 in 2005, $856,000 in 2004 and $859,000 in 2003.

Future minimum lease payments as of January 28, 2006, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

                                                Capital     Operating
(In thousands)                                  Leases       Leases
--------------------------------------------  -----------  -----------
2006........................................ $     2,366  $    22,776
2007........................................       1,847       20,207
2008........................................       1,376       18,588
2009........................................       1,376       16,068
2010........................................       1,417       13,366
Thereafter..................................      17,062       61,093
                                              -----------  -----------
Total minimum lease payments................      25,444  $   152,098
  Amount representing interest..............     (15,451)  ===========
                                              -----------
Present value of minimum lease payments.....       9,993
  Less current portion......................      (1,145)
                                              -----------
                                             $     8,848
                                              ===========

Rental expense consists of the following:

(In thousands)                                   2005         2004         2003
--------------------------------------------  -----------  -----------  -----------
Operating leases:
  Buildings:
    Minimum rentals......................... $    23,430  $    23,360  $    23,125
    Contingent rentals......................       3,175        2,839        2,895
  Fixtures and equipment....................       2,057        1,910        1,994
                                              -----------  -----------  -----------
                                             $    28,662  $    28,109  $    28,014
                                              ===========  ===========  ===========

One of the Company's lease agreements contains a restrictive financial covenant pertaining to the debt to tangible net worth ratio that management believes the Company was in compliance with at January 28, 2006.

9. DISCONTINUED OPERATIONS

During fiscal 2005 the Company closed 2 underperforming store locations in the Seattle/Tacoma market, and during fiscal 2003 the Company closed five other store locations in Washington and one store in Oregon. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy and due to the Company's exit from the respective market areas are considered discontinued operations. The closure of the Company's Fig Garden store during the first quarter of fiscal 2005 is not considered a discontinued operation due to the shift in revenues to other stores in the Fresno market, including the Fresno River Park store, which opened during the third quarter of fiscal 2005. The loss from operation of discontinued stores includes only revenues generated from, and expenses directly associated with, the operation of such stores and consists of the following:

(In thousands)                                               2005        2004         2003
--------------------------------------------------------  ----------  ----------  ------------
Net sales from closed stores............................ $    6,703  $    7,200  $     14,162

Cost of sales...........................................      4,355       4,336         8,714
Selling, general and administrative expenses............      2,772       3,300         6,332
Depreciation and amortization...........................        157         238           304
                                                          ----------  ----------  ------------
  Total costs and expenses..............................      7,284       7,874        15,350
                                                          ----------  ----------  ------------

Loss from operations of closed stores................... $     (581) $     (674) $     (1,188)
                                                          ==========  ==========  ============

Net costs associated with the closure of stores in fiscal 2005 were $0.1 million, consisting of severance and other incremental costs associated with the store closings. Such costs were offset by $0.3 million of income from an early termination fee received when the landlord exercised its right to terminate the lease. Net costs associated with the closure of stores were minor in fiscal 2004, primarily consisting of incremental costs associated with the closure of one store at January 31, 2004. Net costs associated with the closure of stores totaled $0.8 million in fiscal 2003 primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings.

As of January 28, 2006, the Company had no reserves for store closure costs. In the event the Company decides to close additional stores in fiscal 2006 or beyond, additional store closure costs, which may be material, may be incurred.

10. INCOME TAXES

The components of income tax expense from continuing operations are as follows:

(In thousands)                                   2005         2004         2003
--------------------------------------------  -----------  -----------  -----------
Current:
  Federal................................... $     2,007  $     1,504  $     2,270
  State.....................................         561          180          221
                                              -----------  -----------  -----------
                                                   2,568        1,684        2,491
                                              -----------  -----------  -----------
Deferred:
  Federal...................................       1,036        1,203       (1,101)
  State.....................................        (847)         360           71
                                              -----------  -----------  -----------
                                                     189        1,563       (1,030)
                                              -----------  -----------  -----------
                                             $     2,757  $     3,247  $     1,461
                                              ===========  ===========  ===========

The principal components of deferred tax assets and liabilities are as follows (in thousands):

                                      January 28,             January 29,
                                         2006                    2005
                                ----------------------  ----------------------
                                Deferred    Deferred    Deferred    Deferred
                                   Tax         Tax         Tax         Tax
                                 Assets    Liabilities   Assets    Liabilities
                                ---------  -----------  ---------  -----------
Current:
  Accrued employee benefits... $   1,002  $            $   1,094  $
  State income taxes..........       254                     110
  LIFO inventory reserve......                 (5,098)                 (3,897)
  Workers' compensation.......     2,947                   2,718
  Legal reserve...............       952                     314
  Deferred income.............       831                     625
  Valuation Allowance.........      (912)                   (750)
  Other items, net............       261       (2,088)       271       (2,202)
                                ---------  -----------  ---------  -----------
                                   5,335       (7,186)     4,382       (6,099)
                                ---------  -----------  ---------  -----------
Long-Term:
  Net operating loss and tax
    credit carryforwards......     3,223                   4,514
  State income taxes..........       402                     690
  Property and equipment......                (11,036)                (12,087)
  Accounting for leases.......     1,093       (2,686)     1,206       (3,180)
  Leasehold interests.........       175                     878
  Deferred income.............       663       (4,066)     1,063       (3,813)
  Valuation allowance.........      (951)                 (1,504)
  Other items, net............     1,423         (953)     1,228         (960)
                                ---------  -----------  ---------  -----------
                                   6,028      (18,741)     8,075      (20,040)
                                ---------  -----------  ---------  -----------
                               $  11,363  $   (25,927) $  12,457  $   (26,139)
                                =========  ===========  =========  ===========

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

                                                    2005       2004       2003
-----------------------------------------------   --------   --------   --------
Statutory rate.................................      35.0%     35.0%     35.0%
State income taxes, net of
 federal income tax benefit....................      (2.4)       4.3        8.0
General business credits.......................      (2.6)      (2.3)      (6.7)
Valuation allowance............................       4.6
Other items, net...............................      (1.1)      (0.9)      (0.8)
                                                  --------   --------   --------
Effective rate.................................      33.5%     36.1%     35.5%
                                                  ========   ========   ========

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income to realize the value of these assets. In determining the appropriate valuation allowance, management considers all available evidence for the deferred tax assets, including tax credits, net operating loss and capital loss carryforwards that would likely expire prior to their utilization. The Company has established valuation allowances that relate primarily to certain state tax credit carryforwards whose realizability is uncertain. Although these credits do not expire, the utilization is extremely limited and is available only to the extent the Company generates sufficient taxable income apportionable to the respective location. The Company has historically generated the credits at a substantially more rapid rate than it has been able to utilize them. The resulting utilization period is, therefore, unusually long. Although the Company has had recent profitability, there can be no certainty that the Company will continue to generate sufficient taxable income apportioned to specific locations for an indefinite period of time to fully utilize the state tax credit carryforwards, especially given the cyclical nature of the company's business. Further, there is no certainty that the Company will operate in these specific locations for an extended period. To the extent that the Company no longer operates within these locations, the tax credits cannot be utilized. The Company considers it appropriate to release this valuation allowance after at least three years of continued operating profits, limited to the projected utilization of the state tax credits based on assumed operation in the specific locations of not more than ten years. The utilization of certain of the state tax credits and the release of a portion of the related valuation allowance resulted in a state tax benefit in 2005.

In addition, the Company has generated certain capital losses for which there is currently no carryback opportunity available. Based on the company's current operating strategy it appears more likely than not that there will be no opportunity available during the remaining carryforward period to generate offsetting capital gains. Accordingly the Company considers it appropriate to establish a valuation allowance against such carryforwards. Management believes it is more likely than not that the Company will generate sufficient future taxable income in the appropriate carryforward periods to realize the benefit of its remaining net deferred tax assets. However, if the available evidence were to change in the future, an adjustment to the valuation allowance may be required, resulting in additional income tax expense or benefit.

At January 28, 2006, the Company has, for federal tax purposes, general business credits of 92,000 that expire in the year 2025, and alternative minimum tax credits of $412,000 which may be used for an indefinite period. At January 28, 2006, the Company also has, for state tax purposes, $2,719,000 of state tax credits which may be used for an indefinite period. These carryforwards are available to offset future taxable income.

The Company paid income taxes, net of refunds, of $12,000 in 2005 and received income tax refunds, net of payments, of $44,000 in 2004, and $2,164,000 in 2003. The income tax refund received in 2003 were, in part, attributable to a final settlement of certain federal net operating loss carryback refund claims filed with the Internal Revenue Service.

11. EARNINGS PER SHARE

Net earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

(Shares in thousands)                               2005       2004       2003
-----------------------------------------------   --------   --------   --------
Weighted average number of
  shares - basic...............................    13,245     12,922     12,830
Effect of assumed option exercises.............       552        430         89
                                                  --------   --------   --------
Weighted average number of
  shares - diluted.............................    13,797     13,352     12,919
                                                  ========   ========   ========

Options with an exercise price greater than the average market price of the Company's common stock during the period are excluded from the computation of the weighted-average number of shares on a diluted basis as such options are anti-dilutive. Anti-dilutive options excluded from the calculation were 183,463 and 496,775, 1,522,568 shares as of the end of 2005, 2004 and 2003, respectively.

12. STOCK OPTION AND STOCK PURCHASE PLANS

The Company has certain stock option plans and an Employee Stock Purchase Plan, as described below. All of these plans have been approved by the Company's stockholders.

Stock Option Plans.

The Company has stock option plans for directors, officers and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over four years and expire ten years from the date of the grant. At January 28, 2006, options for 1,440,000 shares were available for future grants under the plans.

Option activity under the plans is as follows:

                             2005                 2004                 2003
                     -------------------- -------------------- --------------------
                                 Weighted-            Weighted-            Weighted-
                       Number    Average    Number    Average    Number    Average
                         of      Exercise     of      Exercise     of      Exercise
                       Shares     Price     Shares     Price     Shares     Price
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
  at beginning of
  year.............. 1,547,750  $   4.99  1,688,500  $   5.36  1,713,000  $   5.99
Granted.............   310,000     10.37    261,500      6.10    279,500      1.64
Exercised...........  (319,400)     4.88   (132,250)     3.71     (9,000)     3.03
Cancelled...........  (137,875)     6.70   (270,000)     9.34   (295,000)     5.57
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
 at end of year..... 1,400,475  $   6.19  1,547,750  $   4.96  1,688,500  $   5.36
                     ==========  ======== ==========  ======== ==========  ========
Options exercisable
 at end of year.....   777,100  $   5.45    941,375  $   5.69  1,067,625  $   6.95
                     ==========  ======== ==========  ======== ==========  ========

Additional information regarding options outstanding as of January 28, 2006 is a follows:

                                Weighted-
                                 Average    Weighted-
                                Remaining    Average
    Range of         Number    Contractual  Exercise
 Exercise Prices  Outstanding  Life (yrs.)    Price
----------------- ------------ -----------  ---------
$1.13 to $3.28        336,125        6.54  $    2.13
$3.52 to $6.03        489,850        6.11  $    5.32
$6.19 to $9.21        307,000        3.92  $    8.17
$10.20 to $11.75      267,500        9.33      10.62
----------------- ------------ -----------  ---------
$1.13 to $11.75     1,400,475        6.35  $    6.19
================= ============ ===========  =========

Employee Stock Purchase Plan.

The Company also has a statutory Employee Stock Purchase Plan, which allows its employees to purchase Company common stock at a 15% discount. Employees can purchase stock under the Plan through payroll deductions ranging from 1% to 10% of their annual compensation, up to a maximum of $21,250 per employee per year. A total of 500,000 shares were originally registered under the Plan, with 322,690 shares issued through January 28, 2006.

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

The weighted average fair values of options on their grant date during fiscal 2005, 2004 and 2003, where the exercise price equaled the market price on the date of grant, were $6.39, $3.41 and $0.68, respectively. The estimated fair value of each option grant is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2005       2004       2003
                                         ---------  ---------  ---------
Risk-free interest rate................       3.8%      3.4%      1.3%
Expected dividend yield................        --         --         --
Expected volatility....................      56.1%     55.0%     57.0%
Expected option life (years)...........         5          5          5

13. RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan ("Plan") which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to statutory limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. Beginning 2001, the Company amended the Plan to provide for a guaranteed annual match of 3%, including the ability for participants to earn an additional 1% depending on the Company's annual financial performance. The Company recognized $1,139,000, $1,166,000 and $1,251,000 in expense related to the Plan in 2005, 2004 and 2003, respectively.

14. COMMITMENTS AND CONTINGENCIES

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint seeks wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs. The Company believes settlement of this matter is in its best interests and has entered into a memorandum of understanding for class settlement, which is pending court approval. The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is party to other legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

As of January 28, 2006, the Company had outstanding a total of $2.1 million of standby letters of credit and documentary letters of credit totaling $0.7 million. As of January 29, 2005, the Company had issued a total of $3.3 million of standby letters of credit and documentary letters of credit totaling $2.1 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes the likelihood of any draws under the workers compensation standby letters of credit are remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

GOTTSCHALKS INC.

                                                    ADDITIONS
                                             ------------------------
            COL. A                COL. B       COL. C        COL. D         COL. E          COL. F
------------------------------  -----------  ----------     ---------     -----------     -----------
                                                             Charged
                                Balance at   Charged to     to Other                      Balance at
                                 Beginning   Costs and      Accounts      Deductions        End of
Description                      of Period    Expenses      Describe       Describe         Period
------------------------------  -----------  ----------     ---------     -----------     -----------
Year ended January 28, 2006:
  Deferred tax asset
    valuation allowance....... $ 2,254,000  $       --     $             $  (390,000)(5) $ 1,864,000
  Allowance for vendor
    claims receivable......... $    90,000  $              $             $               $    90,000
  Sales return reserve.........$    87,000  $   11,000 (6) $             $               $    98,000

Year ended January 29, 2005:
  Store closure reserve....... $   337,000  $              $             $  (337,000)(2) $        --
  Deferred tax asset
    valuation allowance....... $ 1,818,000  $  436,000 (3) $             $               $ 2,254,000
  Allowance for vendor
    claims receivable......... $   281,000  $              $             $  (191,000)(4) $    90,000
  Sales return reserve.........$    94,000  $              $             $    (7,000)    $    87,000

Year ended January 31, 2004:
  Store closure reserve....... $   618,000  $  542,000 (1) $             $  (823,000)(2) $   337,000
  Deferred tax asset
    valuation allowance....... $ 1,438,000  $  380,000 (3) $             $               $ 1,818,000
  Allowance for vendor
    claims receivable......... $    81,000  $  200,000 (4) $             $               $   281,000
  Sales return reserve.........$    92,000  $    2,000 (6) $             $               $    94,000

(1) Represents costs incurred for store closures in 2003 and 2002, including the remaining lease obligations, asset impairment charges related to the improvements, fixtures and lease rights, severance and other incremental costs.

(2) Represents amounts paid in connection with store closures and continuing lease payments related to one store closed in 2001.

(3) Represents increases to the deferred tax asset valuation allowance.

(4) Represents changes in estimate for the allowance for vendor claims receivable.

(5) Represents decreases to the deferred tax asset valuation allowance as a result of a partial release of allowances related to certain of the Company's state tax credit carry forwards, partially offset by the addition of allowances related to the Company's capital loss carry forwards.

(6) Represents changes in estimate for reserve of sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2006

GOTTSCHALKS, Inc.
By:	/s/ James R. Famalette James R. Famalette President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph W. Levy Joseph W. Levy	Chairman	April 12, 2006
/s/ James R. Famalette James R. Famalette	President, Chief Executive Officer and Director (principal executive officer)	April 12, 2006
/s/ J. Gregory Ambro J. Gregory Ambro	Chief Administrative and Financial Officer (principal financial and accounting officer)	April 12, 2006
/s/ O. James Woodward III O. James Woodward III	Director	April 12, 2006
/s/ Sharon Levy Sharon Levy	Director	April 12, 2006
/s/ James L. Czech James L. Czech	Director	April 12, 2006
/s/ Joseph J. Penbera Joseph J. Penbera	Director	April 12, 2006
/s/ Frederick R. Ruiz Frederick R. Ruiz	Director	April 12, 2006
/s/ Philip S.Schlein Philip S. Schlein	Director	April 12, 2006
/s/ Thomas H. McPeters Thomas H. McPeters	Director	April 12, 2006
/s/ Dale D. Achabal Dale D. Achabal	Director	April 12, 2006
/s/ Jorge Pont Sanchez Jorge Pont Sanchez	Director	April 12, 2006