Form 10-Q
period 2006-04-29
GOTTSCHALKS INC
filed 2006-06-07
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

      The number of shares of the Registrant's common stock outstanding as of April 29, 2006 was 13,383,524.

Note: PDF provided as a courtesy

GOTTSCHALKS INC.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                      April 29,   January 28,   April 30,
                                                        2006          2006        2005
                                                     -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash............................................. $     6,885  $     5,368  $     5,622
  Receivables, net.................................       2,574        7,284        3,110
  Merchandise inventories..........................     174,543      159,986      178,104
  Other............................................      18,301       15,534       17,454
                                                     -----------  -----------  -----------
          Total current assets.....................     202,303      188,172      204,290

PROPERTY AND EQUIPMENT - NET.......................     130,734      133,545      127,071
OTHER LONG-TERM ASSETS.............................      13,238       13,305       13,277
                                                     -----------  -----------  -----------
                                                    $   346,275  $   335,022  $   344,638
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities...................... $    89,192  $    88,472  $    90,848
  Current portion of long-term obligations.........       2,020        2,770        3,243
                                                     -----------  -----------  -----------
      Total current liabilities....................      91,212       91,242       94,091

REVOLVING LINE OF CREDIT...........................      80,795       47,935       63,730

LONG-TERM OBLIGATIONS (less current portion).......      12,490       28,971       24,898

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      26,254       26,790       30,698

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      19,180       20,180       20,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     116,344      119,904      111,041
                                                     -----------  -----------  -----------
                                                    $   346,275  $   335,022  $   344,638
                                                     ===========  ===========  ===========

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                          Thirteen Weeks Ended
                                                         ------------------------
                                                          April 29,    April 30,
                                                            2006         2005
                                                         -----------  -----------
Net sales.............................................. $   142,727  $   142,172
Net credit revenues....................................         636          779
Net leased department revenues.........................         741          744
                                                         -----------  -----------
     Total revenues....................................     144,104      143,695

Costs and expenses:
  Cost of sales........................................      95,124       94,017
  Selling, general and administrative expenses.........      49,939       47,735
  Depreciation and amortization........................       3,562        3,089
  New store opening costs..............................                      107
                                                         -----------  -----------
     Total costs and expenses..........................     148,625      144,948
                                                         -----------  -----------
Operating loss.........................................      (4,521)      (1,253)

Other (income) expense:
  Interest expense.....................................       2,235        1,929
  Miscellaneous income.................................        (434)        (353)
                                                         -----------  -----------
                                                              1,801        1,576
                                                         -----------  -----------
Loss before income taxes...............................      (6,322)      (2,829)

Income tax benefit.....................................      (2,463)      (1,090)
                                                         -----------  -----------
Loss from continuing operations........................      (3,859)      (1,739)

Discontinued operations:
  Loss from operation of closed stores.................        (226)        (372)
  Gain on store closures...............................          72
  Income tax benefit...................................          52          126
                                                         -----------  -----------
  Loss on discontinued operations......................        (102)        (246)
                                                         -----------  -----------
     Net loss.......................................... $    (3,961) $    (1,985)
                                                         ===========  ===========

Net loss per common share -
Basic and diluted
  Loss from continuing operations...................... $     (0.29) $     (0.13)
  Loss from discontinued operations.................... $     (0.01) $     (0.02)
  Net loss per common share............................ $     (0.30) $     (0.15)

Weighted average number of common
  shares outstanding -
  Basic and diluted....................................      13,371       13,077

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                  Thirteen Weeks Ended
                                                               --------------------------
                                                                April 29,     April 30,
                                                                   2006          2005
                                                               ------------  ------------
OPERATING ACTIVITIES:
  Net loss................................................... $     (3,961) $     (1,985)
  Adjustments:
     Stock-based compensation................................          292
     Depreciation and amortization...........................        3,594         3,197
     Other adjustments, net..................................         (507)          363
     Net (gain) loss on disposal of assets...................         (147)           47
     Changes in operating assets and liabilities:
        Receivables..........................................        4,709         3,810
        Merchandise inventories..............................      (14,194)      (24,986)
        Other current and long-term assets...................       (2,761)          340
        Trade accounts payable and accrued expenses..........         (989)        5,794
        Other current and long-term liabilities..............       (1,870)       (2,646)
                                                               ------------  ------------
           Net cash used in operating activities.............      (15,834)      (16,066)

INVESTING ACTIVITIES:
   Capital expenditures......................................       (3,967)       (4,164)
   Proceeds from sale of property and equipment..............        2,942
   Other.....................................................          128            91
                                                               ------------  ------------
           Net cash used in investing activities.............         (897)       (4,073)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit................       32,860        17,977
  Debt issuance costs........................................          (41)
  Principal payments on long-term obligations................      (18,230)       (1,751)
  Proceeds from exercise of stock options....................          109           670
  Changes in cash management liability and other.............        3,550         3,395
                                                               ------------  ------------
          Net cash provided by financing activities..........       18,248        20,291
                                                               ------------  ------------
INCREASE IN CASH.............................................        1,517           152
CASH AT BEGINNING OF PERIOD..................................        5,368         5,470
                                                               ------------  ------------
CASH AT END OF PERIOD........................................ $      6,885  $      5,622
                                                               ============  ============
SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized interest................. $      2,180  $      2,199
  Income taxes paid.......................................... $      2,123  $      1,310

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen Weeks Weeks Ended April 29, 2006 and April 30, 2005

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the first quarter of the fiscal year ending February 3, 2007 ("fiscal 2006"), the Company operated 62 full-line Gottschalks department stores located in 6 Western states, with 39 stores in California, 9 in Washington, 6 in Alaska, 3 in each of Oregon and Idaho, and 2 in Nevada. The Company also operates 6 specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in select locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 29, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006 due to the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 28, 2006 (the "2005 Annual Report on Form 10-K"). The condensed balance sheet at January 28, 2006 has been derived from the audited financial statements as of that date.

2. STOCK-BASED COMPENSATION

The Company has stock option plans for directors, officers and key employees, which provide for the grant of non-qualified and incentive stock options. All such plans have been approved by the Company's stockholders. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over four years and expire ten years from the date of the grant. At April 29, 2006, options for 1,440,000 shares were available for future grants under the plans.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). The Company adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective approach. Under the modified prospective method, compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 29, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options after January 28, 2006, be recognized in the financial statements as compensation cost based on the fair value on the date of grant.

The Company determines fair value of such awards using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected term of the awards and forfeiture rates, stratified into separate groups based on similar exercise and termination patterns. Expected stock volatility is based upon historical volatility of the Company's stock and other factors. The risk-free interest rate is based on the yield curve in effect at the time the options are granted, using U.S. constant maturities over the expected life of the option. The Company has historically not paid dividends and does not anticipate paying dividends during the expected term. Accordingly the expected dividend yield is zero. There were no grants of options during the first quarter of 2006 or the first quarter of 2005.

Option activity for the thirteen weeks ended April 29, 2006 is as follows:

                                                              Weighted-
                                                  Weighted-    average
                                                   average    remaining
                                                   exercise  contractual   Average
                                      Number of   price per     life      intrinsic
                                       Shares       share    (in years)     value
                                     -----------  ---------- -----------  ----------
Outstanding at January 29, 2006....   1,400,475  $     6.19
Granted............................
Exercised..........................     (22,375)       4.86
Cancelled or expired...............     (16,000)       7.22
                                     -----------
Outstanding at April 29, 2006......   1,362,100        6.20        6.12  $8,442,745
                                     ===========

Exercisable at April 29, 2006......     756,975  $     5.46        5.23  $4,135,843
                                     ===========

The intrinsic value of options exercised during the first quarter of fiscal 2006 and the first quarter of 2005 was $108,811 and $670,020 respectively.

The Company recognized share-based compensation expense related to the unvested portion of previously issued awards of $292,000 ($0.01 per diluted share, after related tax benefit of $115,000) in the first quarter of 2006 as a component of selling, general, and administrative expense. As of April 29, 2006 there was $1.2 million unrecognized compensation cost related to non-vested awards granted under the plans. That cost is expected to be recognized over a remaining term of up to 4 years.

Prior to the adoption of SFAS No. 123R the Company accounted for its plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss during the first quarter of 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R.

                                                       April 30,
(In thousands of dollars, except per share data)         2005
---------------------------------------------------   -----------
Net loss as reported...............................  $    (1,985)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects...........          (84)
                                                      -----------
Pro-forma net loss ................................  $    (2,069)
                                                      ===========
Net loss per share (basic and diluted):
  As reported .....................................  $     (0.15)
  Pro-forma .......................................  $     (0.16)

3. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at January 28, 2006. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2006 operating results.

4. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                          April 29,      January 28,    April 30,
(In thousands of dollars)                    2006            2006          2005
---------------------------------------  ------------    ------------  ------------
Trade accounts payable................. $     37,974    $     29,156  $     38,501
Accrued expenses.......................       28,906          33,715        26,490
Cash management liability..............        5,749           2,199         8,879
Accrued payroll and related
  liabilities..........................        6,471           6,074         6,778
Taxes, other than income taxes.........        7,665          12,663         7,967
Federal and state income taxes
  payable..............................          692           2,814           516
Deferred income taxes payable..........        1,735           1,851         1,717
                                         ------------    ------------  ------------
                                        $     89,192    $     88,472  $     90,848
                                         ============    ============  ============

5. DEBT

Senior Revolving Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006 the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff on February 1, 2006 of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"). In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million, and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, currently consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of April 29, 2006, outstanding borrowings under the credit facility totaled $80.8 million, and excess borrowing availability under the credit facility, after the deduction of the minimum availability requirement and other reserves, totaled $59.7 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the credit facility.

As of April 29, 2006, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of April 2006, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                          April 29,      January 28,    April 30,
(In thousands)                               2006            2006          2005
---------------------------------------  ------------    ------------  ------------
9.39% mortgage loans payable, due 2010. $               $     16,561  $     16,939
Capital lease obligations..............        9,576           9,993         5,287
7.5% note payable, due 2010............        2,961           3,127         3,601
Other mortgage loans and notes payable.        1,973           2,060         2,314
                                         ------------    ------------  ------------
                                              14,510          31,741        28,141
Less current portion...................        2,020           2,770         3,243
                                         ------------    ------------  ------------
                                        $     12,490    $     28,971  $     24,898
                                         ============    ============  ============

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of April 29, 2006.

Subordinated Note

The Company's Subordinated Note to Harris, a wholly owned subsidiary of El Corte Ingles ("ECI") of Spain is due May 30, 2009, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1.0 million each upon execution of the note, on February 20, 2005, and on February 21, 2006 as scheduled. An additional principal payment of $1.0 million is scheduled for February 2007 and principal payments of $2.0 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company.

6. INTEREST RATE DERIVATIVE

The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of April 29, 2006 and the range of interest rates paid and received by the Company during the first quarter of 2006:

Fixed swap (notional amount)	$25,000,000
Range of receive rate	4.49%-4.90%
Pay rate	4.99%

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

The interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at April 29, 2006 was a gain of $132,054 and represents the amount the Company would receive if the agreement was terminated as of that date. As of April 29, 2006, the Company reflected a derivative asset in other assets for such amount to recognize the fair value of the interest rate swap. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for the first quarter of 2006 includes a favorable fair value adjustment of $275,863 related to the interest rate swap. All charges recorded pursuant to SFAS No. 133 are considered non-cash items in the statements of cash flows.

7. WEIGHTED AVERAGE NUMBER OF SHARES

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive. Weighted average options outstanding of approximately 1,061,000 and 1,501,000 were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended April 29, 2006 and April 30, 2005. Had the Company reported profit for these periods, approximately 317,000 options with exercise prices greater than the average market price of the Company's common stock during the thirteen weeks ended April 29, 2006 would have been excluded from the computation of the weighted average number of shares, and the approximate effect of dilutive options would have been 360,000 shares and 674,000 shares for the thirteen weeks ended April 29, 2006 and April 30, 2005 respectively.

8. COMMITMENTS AND CONTINGENCIES

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

In May 2006, the Company finalized an agreement to purchase the lease and certain fixtures of a 124,000 square foot store in Eugene, Oregon from Federated Department Stores. The Company expects to spend approximately $1.0 million to acquire and convert this facility to the Gottschalks format. The anticipated completion date of the project is Fall 2006.

As of April 29, 2006, the Company had issued a total of $2.0 million of standby letters of credit and documentary letters of credit totaling $0.3 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

9. DISCONTINUED OPERATIONS

During the first quarter of fiscal 2006 the Company closed one underperforming store in the Seattle/Tacoma market and during fiscal 2005 the Company closed 2 underperforming stores in the Seattle/Tacoma market. These stores are considered discontinued operations due to the Company's exit from the respective market areas. The closure of the Company's Fig Garden store during the first quarter of fiscal 2005 is not considered a discontinued operation due to the shift in revenues to other stores in the Fresno market, including the Fresno River Park store, which opened during the third quarter of fiscal 2005. The loss from operation of discontinued stores includes only revenues generated from, and expenses directly associated with, the operation of such stores and consists of the following:

                                               Thirteen Weeks Ended
                                               ----------------------
                                               April 29,   April 30,
(In thousands of dollars)                         2006        2005
---------------------------------------------  ----------  ----------
Net sales from closed stores................. $      785  $    1,932

Cost of sales................................        737       1,216
Selling, general and administrative expenses.        243         980
Depreciation and amortization................         31         108
                                               ----------  ----------
  Total costs and expenses...................      1,011       2,304
                                               ----------  ----------
Loss from operations of closed stores........ $     (226) $     (372)
                                               ==========  ==========

The Company recorded a net gain on the sale of the building associated with the store closed during the first quarter of fiscal 2006 of approximately $147,000, which was partially offset by store closure costs of approximately $75,000 related to that store and one store closed at the end of fiscal 2005, primarily consisting of severance and other incremental costs associated with the store closing.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs - An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The adoption of this statement did not impact the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement did not impact the Company's financial position, results of operations or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen-week period ended April 29, 2006 (hereinafter referred to as the "first quarter of fiscal 2006"), is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of significant accounting policies, many of which require management to make significant estimates and assumptions. Some of these significant accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2005 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                          Thirteen Weeks Ended
                                                         ------------------------
                                                          April 29,    April 30,
                                                            2006         2005
                                                         -----------  -----------
Net sales..............................................       100.0%      100.0%
Net credit revenues....................................         0.5          0.6
Net leased department revenues.........................         0.5          0.5
                                                         -----------  -----------
     Total revenues....................................       101.0        101.1

Costs and expenses:
  Cost of sales........................................        66.6         66.1
  Selling, general and administrative expenses.........        35.0         33.6
  Depreciation and amortization........................         2.5          2.2
  New store opening costs..............................                      0.1
                                                         -----------  -----------
     Total costs and expenses..........................       104.1        102.0
                                                         -----------  -----------
Operating loss.........................................        (3.1)        (0.9)

Other (income) expense:
  Interest expense.....................................         1.6          1.4
  Miscellaneous income.................................        (0.3)        (0.3)
                                                         -----------  -----------
                                                                1.3          1.1
                                                         -----------  -----------

Loss before income taxes...............................        (4.4)        (2.0)
Income tax benefit.....................................        (1.7)        (0.8)
                                                         -----------  -----------
Loss from continuing operations........................        (2.7)        (1.2)
                                                         -----------  -----------
Discontinued operations:
  Loss from operation of closed stores.................        (0.2)        (0.3)
  Gain on store closures...............................         0.1
  Income tax benefit...................................                      0.1
                                                         -----------  -----------
  Loss on discontinued operations......................        (0.1)        (0.2)
                                                         -----------  -----------
     Net loss..........................................        (2.8)%       (1.4)%
                                                         ===========  ===========

First Quarter of Fiscal 2006 Compared to First Quarter of Fiscal 2005

Net Sales

Net sales from continuing operations increased by approximately $0.5 million to $142.7 million in the first quarter of fiscal 2006 as compared to $142.2 million in the first quarter of fiscal 2005, an increase of 0.4%. Cool wet west coast weather and rising fuel prices put pressure on consumer spending for the period. Comparable store sales for the first quarter of fiscal 2006, which includes sales for stores open for the full period in both years, decreased by 0.5% as compared to the first quarter of fiscal 2005.

The Company operated 62 department stores and 6 specialty stores as of the end of the first quarter of fiscal 2006, as compared to 63 department stores and 6 specialty stores as of the end of the first quarter of fiscal 2005.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards decreased approximately $0.1 million in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. As a percent of net sales, net credit revenues was 0.5% of net sales in the first quarter of fiscal 2006 and 0.6% of net sales in the first quarter of fiscal 2005. The decrease in net credit revenues is due to lower recoveries on accounts charged off prior to the sale of the portfolio to HSBC.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the first quarter of fiscal 2006 was virtually equal to the first quarter of fiscal 2005.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first quarter of fiscal 2006 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $5.3 million in both the first quarter of fiscal 2006 and the first quarter of fiscal 2005.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $1.1 million to $95.1 million in the first quarter of fiscal 2006 as compared to $94.0 million in the first quarter of fiscal 2005, an increase of 1.1%. The Company's gross margin percentage decreased to 33.4% in the first quarter of fiscal 2006 as compared to 33.9% in the first quarter of fiscal 2005. The decline in gross margin percent reflects negative pressures of higher freight charges caused by increases in fuel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $2.2 million to $49.9 million in the first quarter of fiscal 2006 as compared to $47.7 million in the first quarter of fiscal 2005, an increase of 4.6%. The increase is primarily attributable to increases in payroll costs and fringe benefits, including a moderate increase in worker compensation reserves and the expensing of $0.3 million in stock based compensation expense. In addition, higher energy costs are driving increases in utilities, certain supply costs, and outgoing freight charges. As a percent of net sales, selling, general and administrative expenses from continuing operations increased in the first quarter of fiscal 2006 by 1.4% to 35.0% as compared to the first quarter of fiscal 2005.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.6 million in the first quarter of fiscal 2006 as compared to $3.1 million in the first quarter of fiscal 2005. As a percent of net sales, depreciation and amortization expense increased to 2.5% in the first quarter of fiscal 2006 as compared to 2.2% in the first quarter of fiscal 2005. The dollar increase is primarily the result of capital additions related to the Company's new stores and major remodel projects at certain existing stores during fiscal 2005.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.3 million to $2.2 million in the first quarter of fiscal 2006 as compared to $1.9 million in the first quarter of fiscal 2005, an increase of 15.9%. As a percent of net sales, interest expense increased to 1.6% in the first quarter of fiscal 2006 as compared to 1.4% in the first quarter of fiscal 2005. These increases are primarily due to continued increases in interest rates charged on the Company's variable rate debt and include a charge of $0.2 million related to the early termination of the Company's 9.39% mortgages. These increases were partially offset by a $0.3 million favorable fair value adjustment on the Company's $25 million notional amount interest rate swap. The Company anticipates that its interest rate swap will continue to provide protection against these rising interest rates for the near term. The weighted average interest rate applicable to the revolving credit facility was 7.0% in the first quarter of fiscal 2006 (6.8% at April 29, 2006) as compared to 5.4% in the first quarter of fiscal 2005 .

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.4 million in the first quarter of fiscal 2006 and in the first quarter of fiscal 2005.

Income Taxes

The Company's interim effective tax benefit rates from continuing operations of 38.9% in the first quarter of fiscal 2006 and 38.5% in the first quarter of fiscal 2005 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years. The final effective tax rate from continuing operations for fiscal 2005 was 33.5%, and the increase in the estimated interim rate for fiscal 2006 is primarily due to the expiration of certain federal tax credit programs.

Loss From Continuing Operations

As a result of the foregoing, the Company reported a loss from continuing operations of $3.9 million, or $0.29 per share (basic and diluted), in the first quarter of fiscal 2006 as compared to a loss of $2.0 million, or $0.13 per share (basic and diluted), in the first quarter of fiscal 2005.

Discontinued Operations

The closure of one underperforming store in the Seattle area market during the first quarter of fiscal 2006 resulted in a net gain on sale of $0.1 million. This gain was partially offset by minor incremental costs associated with the closure of this and one other Seattle/Tacoma area store closed at the end of January 2006. Results of operations of the discontinued stores consist of the following:

                                               Thirteen Weeks Ended
                                               ----------------------
                                               April 29,   April 30,
(In thousands of dollars)                         2006        2005
---------------------------------------------  ----------  ----------
Net sales from closed stores................. $      785  $    1,932

Cost of sales................................        737       1,216
Selling, general and administrative expenses.        243         980
Depreciation and amortization................         31         108
                                               ----------  ----------
  Total costs and expenses...................      1,011       2,304
                                               ----------  ----------
Loss from operations of closed stores........ $     (226) $     (372)
                                               ==========  ==========

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $4.0 million in the first quarter of fiscal 2006 as compared to net loss of $2.0 million in the first quarter of 2005. On a per share basis (basic and diluted), the net loss was $0.30 per share in the first quarter of 2006 as compared to $0.15 per share in the first quarter of 2005.

Liquidity and Capital Resources

As described more fully in the Company's 2005 Annual Report on Form 10-K and Note 5 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, and by short-term trade and factor credit. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

The Company's use of cash in operations during the first quarter is primarily the result of the build-up of spring and summer inventory, after the winter holiday selling season. The decrease in net cash used in operations for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 is primarily due to a lower build up of inventories net of corresponding trade accounts payable, partially offset by increases in the Company's estimated income tax payments.

Decreases in net cash used in investing activities are the result of proceeds received related to the sale and closure of one of the Company's owned stores in the Seattle market area. Capital spending during the first quarter of fiscal 2006 relates to renovations of primarily accessory and shoe areas of certain key stores and to upgrades to the Company's planning and allocation and point of sale systems. Capital spending during the first quarter of fiscal 2005 primarily relates to the opening of the Company's Albany, Oregon store and construction of the Fresno, California, River Park store.

Net cash provided by financing activities during the first quarter primarily relates to increased borrowing on the Company's revolving credit facility to fund the acquisition of inventory and for capital expenditures, partially offset by ongoing payment of principal on long-term obligations. Increases to the Company's revolving line of credit during the first quarter of fiscal 2006 also include the pay off of the 9.39% mortgages on four of the Company's owned properties of approximately $16.6 million.

Sources of Liquidity

Senior Secured Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006 the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"). In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million, and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, currently consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of April 29, 2006, outstanding borrowings under the credit facility totaled $80.8 million, and excess borrowing availability under the credit facility, after the deduction of the minimum availability requirement and other reserves, totaled $59.7 million.

Substantially all of the Company's assets, including its merchandise inventories, are pledged to GE Capital under the credit facility.

As of April 29, 2006, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of April 2006, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures during the first quarter of fiscal 2006 totaling $4.0 million relate to renovations of primarily accessory and shoe areas of certain key stores and to upgrades to the Company's planning and allocation and point of sale systems.

In May 2006, the Company finalized an agreement to purchase the lease and certain fixtures of a 124,000 square foot store in Eugene, Oregon from Federated Department Stores. The Company expects to spend approximately $1.0 million to acquire and convert this facility to the Gottschalks format. The anticipated completion date of the project is Fall 2006.

As of April 29, 2006, the Company had issued a total of $2.0 million of standby letters of credit and documentary letters of credit totaling $0.3 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity, including cash generated by operations, liquidity provided by the revolving credit facility and other financial resources, will be adequate to meet the Company's planned cash requirements for at least the next 12 months. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to the availability of adequate borrowing capacity, adequate cash flows generated by operations and the adequacy of factor and trade credit. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if these sources of liquidity are significantly reduced or eliminated, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance, unemployment insurance, and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit; the Company's dependence on its key personnel; and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Item IA.. "Business" in the Company's 2005 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission. THE COMPANY DOES NOT PRESENTLY INTEND TO UPDATE THESE STATEMENTS AND UNDERTAKES NO DUTY TO ANY PERSON TO EFFECT ANY SUCH UPDATE UNDER ANY CIRCUMSTANCES.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2005 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit and on certain of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of April 29, 2006, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

There has been no change during the Company's fiscal quarter ended April 29, 2006 in the Company's internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Multiple risk factors exist which could have a material effect on the Company's operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company's 2005 Annual Report on Form 10-K as filed with the SEC.

There have been no material changes with respect to the risk factors disclosed in our 2005 Annual Report on Form 10-K.

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

Gottschalks Inc.
(Registrant)
June 7, 2006	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
June 7, 2006	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3) PDF
31.2	Section 302 Certification of Chief Administrative and Financial Officer. (3) PDF
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