Form 10-Q
period 2006-07-29
GOTTSCHALKS INC
filed 2006-09-06
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

      The number of shares of the Registrant's common stock outstanding as of July 29, 2006 was 13,411,078.

Note: PDF provided as a courtesy

GOTTSCHALKS INC.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                      July 29,    January 28,   July 30,
                                                        2006         2006         2005
                                                     -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash............................................. $     6,494  $     5,368  $     6,010
  Receivables, net.................................       3,483        7,284        3,114
  Merchandise inventories..........................     163,402      159,986      168,484
  Other............................................      18,280       15,534       16,171
                                                     -----------  -----------  -----------
          Total current assets.....................     191,659      188,172      193,779

PROPERTY AND EQUIPMENT - NET.......................     134,791      133,545      130,754
OTHER LONG-TERM ASSETS.............................      13,238       13,305       13,244
                                                     -----------  -----------  -----------
                                                    $   339,688  $   335,022  $   337,777
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities...................... $    85,219  $    88,472  $    85,920
  Current portion of long-term obligations.........       1,985        2,770        3,173
                                                     -----------  -----------  -----------
      Total current liabilities....................      87,204       91,242       89,093

REVOLVING LINE OF CREDIT...........................      75,764       47,935       61,953

LONG-TERM OBLIGATIONS (less current portion).......      14,492       28,971       24,178

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      25,868       26,790       30,383

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      19,180       20,180       20,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     117,180      119,904      111,990
                                                     -----------  -----------  -----------
                                                    $   339,688  $   335,022  $   337,777
                                                     ===========  ===========  ===========

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                          Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                                         ------------------------  ------------------------
                                                          July 29,     July 30,     July 29,     July 30,
                                                            2006         2005         2006         2005
                                                         -----------  -----------  -----------  -----------
Net sales.............................................. $   153,396  $   149,646  $   296,124  $   291,819
Net credit revenues....................................         723          670        1,360        1,449
Net leased department revenues.........................         694          667        1,435        1,411
                                                         -----------  -----------  -----------  -----------
     Total revenues....................................     154,813      150,983      298,919      294,679

Costs and expenses:
  Cost of sales........................................      98,904       96,422      194,027      190,438
  Selling, general and administrative expenses.........      50,182       48,816      100,123       96,550
  Gain on sale of aircraft.............................        (946)                     (946)
  Depreciation and amortization........................       3,772        3,225        7,334        6,314
  New store opening costs..............................          52          179           52          288
                                                         -----------  -----------  -----------  -----------
     Total costs and expenses..........................     151,964      148,642      300,590      293,590
                                                         -----------  -----------  -----------  -----------
Operating income (loss)................................       2,849        2,341       (1,671)       1,089

Other (income) expense:
  Interest expense.....................................       2,414        2,084        4,650        4,013
  Miscellaneous income.................................        (360)        (438)        (794)        (789)
                                                         -----------  -----------  -----------  -----------
                                                              2,054        1,646        3,856        3,224
                                                         -----------  -----------  -----------  -----------
Income (loss) before income taxes......................         795          695       (5,527)      (2,135)

Income tax expense (benefit)...........................         309          282       (2,154)        (808)
                                                         -----------  -----------  -----------  -----------
Income (loss) from continuing operations...............         486          413       (3,373)      (1,327)

Discontinued operations:
  Loss from operation of closed stores.................          --         (233)        (226)        (606)
  Gain on store closures...............................          --           --           72           --
  Income tax benefit...................................          --           79           52          206
                                                         -----------  -----------  -----------  -----------
  Loss on discontinued operations......................          --         (154)        (102)        (400)
                                                         -----------  -----------  -----------  -----------
     Net income (loss)................................. $       486  $       259  $    (3,475) $    (1,727)
                                                         ===========  ===========  ===========  ===========
Net income (loss) per common share -
Basic
  Income (loss) from continuing operations............. $      0.04  $      0.03  $     (0.25) $     (0.10)
  Loss from discontinued operations.................... $      0.00  $     (0.01) $     (0.01) $     (0.03)
  Net income (loss) per common share................... $      0.04  $      0.02  $     (0.26) $     (0.13)
Diluted
  Income (loss) from continuing operations............. $      0.04  $      0.03  $     (0.25) $     (0.10)
  Loss from discontinued operations.................... $      0.00  $     (0.01) $     (0.01) $     (0.03)
  Net income (loss) per common share................... $      0.04  $      0.02  $     (0.26) $     (0.13)

Weighted average number of common
  shares outstanding -
  Basic ...............................................      13,399       13,255       13,385       13,166
  Diluted..............................................      13,685       13,872       13,385       13,166

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                 Twenty-Six Weeks Ended
                                                               --------------------------
                                                                 July 29,      July 30,
                                                                   2006          2005
                                                               ------------  ------------
OPERATING ACTIVITIES:
  Net loss................................................... $     (3,475) $     (1,727)
  Adjustments:
     Stock-based compensation................................          497           --
     Excess tax benefits from exercise of stock options......          (50)          --
     Depreciation and amortization...........................        7,365         6,530
     Other adjustments, net..................................         (969)       (1,140)
     Store closure costs.....................................           81            47
     Net gain on disposal of assets..........................       (1,093)          --
     Changes in operating assets and liabilities:
        Receivables..........................................        3,800         3,806
        Merchandise inventories..............................       (2,694)      (15,011)
        Other current and long-term assets...................       (2,868)          829
        Trade accounts payable and accrued expenses..........       (5,965)        2,888
        Other current and long-term liabilities..............       (1,525)       (1,619)
                                                               ------------  ------------
           Net cash used in operating activities.............       (6,896)       (5,397)

INVESTING ACTIVITIES:
   Capital expenditures......................................      (12,236)      (11,524)
   Proceeds from sale of property and equipment..............        3,979           --
   Other.....................................................          247           183
                                                               ------------  ------------
           Net cash used in investing activities.............       (8,010)      (11,341)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit................       27,828        16,201
  Debt issuance costs........................................          (41)          --
  Principal payments on long-term obligations................      (16,264)       (2,542)
  Proceeds from sale of stock under Employee Stock
    Purchase Plan............................................           34            32
  Proceeds from exercise of stock options....................          179         1,327
  Excess tax benefits from exercise of stock options.........           50           --
  Changes in cash management liability and other.............        4,246         2,260
                                                               ------------  ------------
          Net cash provided by financing activities..........       16,032        17,278
                                                               ------------  ------------
INCREASE IN CASH.............................................        1,126           540
CASH AT BEGINNING OF PERIOD..................................        5,368         5,470
                                                               ------------  ------------
CASH AT END OF PERIOD........................................ $      6,494  $      6,010
                                                               ============  ============
SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized interest................. $      4,291  $      5,923
  Income taxes paid.......................................... $      2,123  $      1,310

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen and Twenty-Six Weeks Ended July 29, 2006 and July 30, 2005

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the second quarter of the fiscal year ending February 3, 2007 ("fiscal 2006"), the Company operated 62 full-line Gottschalks department stores located in 6 Western states, with 39 stores in California, 9 in Washington, 6 in Alaska, 3 in each of Oregon and Idaho, and 2 in Nevada. The Company also operates 6 specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in select locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended July 29, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006 due to, among other reasons, the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 28, 2006 (the "2005 Annual Report on Form 10-K"). The condensed balance sheet at January 28, 2006 has been derived from the audited financial statements as of that date.

Certain reclassifications were made to prior year's amounts to conform with the classifications of such amounts for the most recent year, including an insurance deposit of $6,253,000. This amount has been reclassified to other current assets and was previously reported as an offset to the Company's workers' compensation liability within trade accounts payable and accrued expenses as of July 30, 2005 to conform with January 28, 2006 and July 29, 2006 presentations.

2. STOCK-BASED COMPENSATION

The Company has stock option plans for directors, officers and key employees, which provide for the grant of non-qualified and incentive stock options. All such plans have been approved by the Company's stockholders. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over four years and expire ten years from the date of the grant. At July 29, 2006, options for 1,440,000 shares were available for future grants under the plans.

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

The Company determines fair value of such awards using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected term of the awards and forfeiture rates, stratified into separate groups based on similar exercise and termination patterns. Expected stock volatility is based upon historical volatility of the Company's stock and other factors. The risk-free interest rate is based on the yield curve in effect at the time the options are granted, using U.S. constant maturities over the expected life of the option. The Company has historically not paid dividends and does not anticipate paying dividends during the expected term. Accordingly, the expected dividend yield is zero. There were no grants of options during the twenty-six weeks ended July 29, 2006. Options to purchase 280,000 shares were granted during the twenty-six weeks ended July 30, 2005. The estimated fair value of these option awards was calculated using the following weighted average assumptions:

Risk-free interest rate	3.8%
Expected dividend yield	--
Expected volatility	56.6%
Expected option life (years)	7.5

Option activity for the twenty-six weeks ended July 29, 2006 is as follows:

                                                                      Weighted-
                                                        Weighted-      average
                                                         average      remaining
                                                         exercise    contractual    Average
                                          Number of     price per        life      intrinsic
                                            Shares        share       (in years)     value
                                         ------------  ------------  ------------  ----------
Outstanding at January 29, 2006........    1,400,475  $       6.19
Granted................................          --            --
Exercised..............................      (43,875)         4.04
Cancelled or expired...................      (20,750)         6.64
                                         ------------
Outstanding at July 29, 2006...........    1,335,850          6.25          5.86  $8,349,063
                                         ============

Exercisable at July 29, 2006...........      946,350  $       5.62          4.86  $5,318,487
                                         ============

The intrinsic value of options exercised during the first half of fiscal 2006 and the first half of fiscal 2005 was $177,255 and $1,326,832, respectively.

The Company recognized share-based compensation expense related to the unvested portion of previously issued awards of approximately $200,000 ($0.01 per diluted share, after related tax benefit of $79,000) and $492,000 ($0.02 per diluted share, after related tax benefit of $194,000) in the second quarter and first half of 2006, respectively, as a component of selling, general, and administrative expense. As of July 29, 2006, there was $985,000 of unrecognized compensation cost related to non- vested awards granted under the plans. That cost is expected to be recognized over a remaining term of up to 4 years.

Prior to the adoption of SFAS No. 123R, the Company accounted for its plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss during the first half of 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R.

                                                       Thirteen        Twenty-Six
                                                      Weeks Ended      Weeks Ended
(In thousands of dollars, except per share data)     July 30, 2005    July 30, 2005
--------------------------------------------------  ---------------  ---------------
Net income (loss) as reported..................... $           259  $        (1,727)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects..........            (137)            (208)
                                                    ---------------  ---------------
Pro-forma net income (loss)....................... $           122  $        (1,935)
                                                    ===============  ===============
Net income (loss) per share (basic and diluted):
  As reported .................................... $          0.02  $         (0.13)
  Pro-forma ...................................... $          0.01  $         (0.15)

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

4. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                           July 29,    January 28,     July 30,
(In thousands of dollars)                    2006          2006          2005
---------------------------------------  ------------  ------------  ------------
Trade accounts payable................. $     29,760  $     29,156  $     34,710
Accrued expenses.......................       31,367        33,715        26,206
Cash management liability..............        6,445         2,199         7,744
Accrued payroll and related
  liabilities..........................        6,899         6,074         6,317
Taxes, other than income taxes.........        8,442        12,663         8,713
Federal and state income taxes
  payable..............................          647         2,814           513
Deferred income taxes payable..........        1,659         1,851         1,717
                                         ------------  ------------  ------------
                                        $     85,219  $     88,472  $     85,920
                                         ============  ============  ============

5. DEBT

Senior Revolving Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006, the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff on February 1, 2006 of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"). In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million, and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, currently consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of July 29, 2006, outstanding borrowings under the credit facility totaled $75.8 million, and excess borrowing availability under the credit facility, after the deduction of the minimum availability requirement and other reserves, totaled $53.9 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility.

As of July 29, 2006, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of July 29, 2006, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                           July 29,    January 28,     July 30,
(In thousands)                               2006          2006          2005
---------------------------------------  ------------  ------------  ------------
9.39% mortgage loans payable, due 2010. $        --   $     16,561  $     16,816
Capital lease obligations..............        9,253         9,993         4,861
7.5% note payable, due 2010............        2,787         3,127         3,445
Other mortgage loans and notes payable.        4,437         2,060         2,229
                                         ------------  ------------  ------------
                                              16,477        31,741        27,351
Less current portion...................        1,985         2,770         3,173
                                         ------------  ------------  ------------
                                        $     14,492  $     28,971  $     24,178
                                         ============  ============  ============

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of July 29, 2006.

Subordinated Note

The Company's Subordinated Note to Harris, a wholly owned subsidiary of El Corte Ingles ("ECI") of Spain, is due May 30, 2009, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1.0 million each upon execution of the note, on February 20, 2005, and on February 21, 2006 as scheduled. An additional principal payment of $1.0 million is scheduled for February 2007 and principal payments of $2.0 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company.

6. INTEREST RATE DERIVATIVE

The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of July 29, 2006 and the range of interest rates paid and received by the Company during the twenty-six weeks ended July 29, 2006:

Fixed swap (notional amount)	$25,000,000
Range of receive rate	4.49%-5.32%
Pay rate	4.99%

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes all derivatives on the balance sheet at fair value. Although the swap essentially provides for matched terms to its underlying obligation, and effectively mitigates its variability, it currently does not qualify for hedge accounting under SFAS No. 133.

The interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at July 29, 2006 was a gain of $173,226 and represents the amount the Company would receive if the agreement was terminated as of that date. As of July 29, 2006, the Company reflected a derivative asset in other assets for such amount to recognize the fair value of the interest rate swap. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for the twenty-six weeks ended July 29, 2006 includes a favorable fair value adjustment of $317,035 related to the interest rate swap. All charges recorded pursuant to SFAS No. 133 are considered non-cash items in the statements of cash flows.

7. WEIGHTED AVERAGE NUMBER OF SHARES

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive. Approximately 469,800 and 12,500 options with an exercise price greater than the average market price of the Company's common stock have been excluded from the computation of the weighted average number of shares for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. Weighted average options outstanding of approximately 1,005,100 and 1,333,800 were excluded from the computation of dilutive shares due to the Company's net loss position in the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. Had the Company reported profit for these periods, approximately 356,800 and 93,800 options with exercise prices greater than the average market price of the Company's common stock during the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, would have been excluded from the computation of the weighted average number of shares, and the approximate effect of dilutive options would have been 323,600 shares and 625,200 shares for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.

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

In May 2006, the Company finalized an agreement to purchase the lease and certain fixtures of a 124,000 square foot store in Eugene, Oregon from Federated Department Stores. The Company expects to spend approximately $1.0 million to acquire and convert this facility to the Gottschalks format. The new store opened on August 31, 2006.

As of July 29, 2006, the Company had issued a total of $2.0 million of standby letters of credit and documentary letters of credit totaling $2.7 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

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

                                                  Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                 --------------------------  ------------------------
                                                   July 29,      July 30,      July 29,     July 30,
(In thousands of dollars)                            2006          2005          2006         2005
-----------------------------------------------  ------------  ------------  ------------  ----------
Net sales from closed stores................... $        --   $      1,991  $        785  $    3,923

Cost of sales..................................          --          1,119           737       2,336
Selling, general and administrative expenses...          --            997           243       1,977
Depreciation and amortization..................          --            108            31         216
                                                 ------------  ------------  ------------  ----------
  Total costs and expenses.....................          --          2,224         1,011       4,529
                                                 ------------  ------------  ------------  ----------
Loss from operations of closed stores.......... $        --   $       (233) $       (226) $     (606)
                                                 ============  ============  ============  ==========

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to adopt FIN 48 beginning in fiscal year 2007 and is currently evaluating the impact, if any, of FIN 48 on its financial position, results of operations and cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and twenty-six week periods ended July 29, 2006 (hereinafter referred to as the "second quarter of fiscal 2006" and the "first half of fiscal 2006," respectively), is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of critical accounting policies, many of which require management to make significant estimates and assumptions. Some of these critical accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, and the valuation of its long- lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2005 Annual Report on Form 10-K.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                         Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                                         ------------------------  ------------------------
                                                          July 29,     July 30,     July 29,     July 30,
                                                            2006         2005         2006         2005
                                                         -----------  -----------  -----------  -----------
Net sales..............................................       100.0%      100.0%      100.0%      100.0%
Net credit revenues....................................         0.5          0.4          0.4          0.5
Net leased department revenues.........................         0.4          0.4          0.5          0.5
                                                         -----------  -----------  -----------  -----------
     Total revenues....................................       100.9        100.8        100.9        101.0

Costs and expenses:
  Cost of sales........................................        64.5         64.4         65.5         65.3
  Selling, general and administrative expenses.........        32.7         32.6         33.8         33.1
  Gain on sale of aircraft.............................        (0.6)                     (0.3)
  Depreciation and amortization........................         2.5          2.2          2.5          2.2
  New store opening costs..............................                      0.1                       0.1
                                                         -----------  -----------  -----------  -----------
     Total costs and expenses..........................        99.1         99.3        101.5        100.7
                                                         -----------  -----------  -----------  -----------
Operating income (loss)................................         1.8          1.5         (0.6)         0.3

Other (income) expense:
  Interest expense.....................................         1.6          1.4          1.6          1.4
  Miscellaneous income.................................        (0.2)        (0.3)        (0.3)        (0.3)
                                                         -----------  -----------  -----------  -----------
                                                                1.4          1.1          1.3          1.1
                                                         -----------  -----------  -----------  -----------

Income (loss) before income taxes......................         0.4          0.4         (1.9)        (0.8)
Income tax expense (benefit)...........................          --          0.1         (0.7)        (0.3)
                                                         -----------  -----------  -----------  -----------
Income (loss) from continuing operations...............         0.4          0.3         (1.2)        (0.5)
                                                         -----------  -----------  -----------  -----------
Discontinued operations:
  Loss from operation of closed stores.................          --         (0.2)          --         (0.2)
  Gain on store closures...............................          --           --           --           --
  Income tax benefit...................................          --          0.1           --          0.1
                                                         -----------  -----------  -----------  -----------
  Loss on discontinued operations......................          --         (0.1)          --         (0.1)
                                                         -----------  -----------  -----------  -----------
     Net income (loss).................................         0.4%        0.2%       (1.2)%       (0.6)%
                                                         ===========  ===========  ===========  ===========

Second Quarter of Fiscal 2006 Compared to Second Quarter of Fiscal 2005

Net Sales

Net sales from continuing operations increased by approximately $3.8 million to $153.4 million in the second quarter of fiscal 2006 as compared to $149.6 million in the second quarter of fiscal 2005, an increase of 2.5%. A return to more typical warm spring weather in May resulted in a solid sales trend that continued through June. However, the record heat wave in California at the end of July impacted sales while stores in the Pacific Northwest experienced solid sales gains. Performance in California stores improved during the final weekend of the quarter as weather normalized. Comparable store sales for the second quarter of fiscal 2006, which includes sales for stores open for the full period in both years, increased by 1.1% as compared to the second quarter of fiscal 2005.

The Company operated 62 department stores and 6 specialty stores as of the end of the second quarter of fiscal 2006, as compared to 63 department stores and 6 specialty stores as of the end of the second quarter of fiscal 2005.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased approximately $0.1 million in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. As a percent of net sales, net credit revenues was 0.5% of net sales in the second quarter of fiscal 2006 and 0.4% in the second quarter of fiscal 2005.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the second quarter of fiscal 2006 was virtually equal to the second quarter of fiscal 2005.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the second quarter of fiscal 2006 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $4.9 million in the second quarter of fiscal 2006 and $4.8 million in the second quarter of fiscal 2005.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $2.5 million to $98.9 million in the second quarter of fiscal 2006 as compared to $96.4 million in the second quarter of fiscal 2005, an increase of 2.6%. The Company's gross margin percentage was 35.5% in the second quarter of fiscal 2006 and 35.7% in the second quarter of fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $1.4 million to $50.2 million in the second quarter of fiscal 2006 as compared to $48.8 million in the second quarter of fiscal 2005, an increase of 2.8%. The increase is primarily attributable to increases in payroll costs and fringe benefits, including a moderate increase in worker compensation reserves and the expensing of $0.2 million in stock based compensation expense. In addition, higher energy costs are driving increases in utilities, certain supply costs, and outgoing freight charges. These increases are partially off-set by $0.4 million received in the second quarter of fiscal 2006 as a member of a class of a settled lawsuit against Visa U.S.A. Inc. and MasterCard International Incorporated. The Visa Check/MasterMoney Antitrust litigation settlement became final on June 1, 2005. The Company did not recognize its share of the settlement in its financial statements until cash was received. As a percent of net sales, selling, general and administrative expenses from continuing operations increased in the second quarter of fiscal 2006 by 0.1% to 32.7% as compared to the second quarter of fiscal 2005.

Gain on Sale of Aircraft

The Company sold a corporate aircraft on June 30, 2006 for $1,037,000 (net of selling costs) that resulted in a gain of $946,000 ($579,000 after tax). The gain is reflected in operating income as the aircraft was reported as an operating asset.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.8 million in the second quarter of fiscal 2006 as compared to $3.2 million in the second quarter of fiscal 2005. As a percent of net sales, depreciation and amortization expense increased to 2.5% in the second quarter of fiscal 2006 as compared to 2.2% in the second quarter of fiscal 2005. This includes $0.1 million related to accelerated depreciation of assets due to the closing of the Danville, California store in August 2006. The dollar increase is also a result of the depreciation of capital additions related to the Company's new stores and major remodel projects at certain existing stores during fiscal 2005.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized new store opening costs totaling $0.1 million in connection with the opening of a new store in Eugene, Oregon in the second quarter of fiscal 2006. The store opened August 31, 2006. The Company recognized new store opening costs totaling $0.2 million in connection with the opening of new stores in each of Fresno, California and Albany, Oregon in the second quarter of fiscal 2005.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.3 million to $2.4 million in the second quarter of fiscal 2006 as compared to $2.1 million in the second quarter of fiscal 2005, an increase of 15.8%. As a percent of net sales, interest expense increased to 1.6% in the second quarter of fiscal 2006 as compared to 1.4% in the second quarter of fiscal 2005. These increases are primarily due to continued increases in interest rates charged on the Company's variable rate debt. The weighted average interest rate applicable to the revolving credit facility was 7.0% in the second quarter of fiscal 2006 (7.2% at July 29, 2006) as compared to 5.6% in the second quarter of fiscal 2005.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.4 million in the second quarter of fiscal 2006 and in the second quarter of fiscal 2005.

Income Taxes

The Company's interim effective tax rates from continuing operations of 38.8% in the second quarter of fiscal 2006 and 40.6% in the second quarter of fiscal 2005 relate to the net income reported in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years. The final effective tax rate from continuing operations for fiscal 2005 was 33.5%, and the increase in the estimated interim rate for fiscal 2006 is primarily due to the expiration of certain federal tax credit programs.

Income From Continuing Operations

As a result of the foregoing, the Company reported income from continuing operations of $0.5 million, or $0.04 per share (basic and diluted), in the second quarter of fiscal 2006 as compared to income from continuing operations of $0.4 million, or $0.03 per share (basic and diluted) in the second quarter of fiscal 2005.

Net Income

As a result of the foregoing, the Company reported net income of approximately $0.5 million in the second quarter of fiscal 2006 as compared to net income of $0.3 million in the second quarter of 2005. On a per share basis, the net income was $0.04 per share (basic and diluted) in the second quarter of 2006 as compared to $0.02 per share (basic and diluted) in the second quarter of 2005.

First Half of Fiscal 2006 Compared to First Half of Fiscal 2005

Net Sales

Net sales increased by approximately $4.3 million to $296.1 million in the first half of fiscal 2006 as compared to $291.8 million in the first half of fiscal 2005, an increase of 1.5%. Sales during the first quarter of 2006 were sluggish, impacted in part by severe west coast weather. Comparable store sales for the first half of fiscal 2006, which includes sales for stores open for the full period in both years, were even as compared to the first half of fiscal 2005.

The Company operated 62 department stores and 6 specialty stores as of the end of the first half of fiscal 2006, as compared to 63 department stores and 6 specialty stores as of the end of the first half of fiscal 2005.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards were essentially equal for the first half of fiscal 2006 as compared to the first half of fiscal 2005. As a percent of net sales, net credit revenues were 0.4% in the first half of fiscal 2006 and 0.5% in the first half of fiscal 2005.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments were essentially equal in the first half of fiscal 2006 as compared to the first half of fiscal 2005.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first half of fiscal 2006 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $10.2 million in the first half of fiscal 2006 and $10.0 million in the first half of fiscal 2005.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $3.6 million to $194.0 million in the first half of fiscal 2006 as compared to $190.4 million in the first half of fiscal 2005, an increase of 1.9%. The Company's gross margin percentage decreased to 34.4% in the first half of fiscal 2006 as compared to 34.8% in the first half of fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $3.6 million to $100.1 million in the first half of fiscal 2006 as compared to $96.6 million in the first half of fiscal 2005, an increase of 3.7%. The increase is primarily attributable to increases in payroll costs and fringe benefits, including a moderate increase in worker compensation reserves and $0.5 million in stock based compensation. Higher energy costs are driving increases in utilities, supply costs and freight charges. These increases are partially offset by $0.4 million received as a member of a class of a settled lawsuit against Visa U.S.A. Inc. and MasterCard International Incorporated. As a percent of net sales, selling, general and administrative expenses in the first half of fiscal 2006 increased by 0.7% as compared to the first half of fiscal 2005.

Gain on Sale of Aircraft

The Company sold a corporate aircraft on June 30, 2006 for $1,037,000 (net of selling costs) that resulted in a gain of $946,000 ($579,000 after tax). The gain is reflected in operating income as the aircraft was reported as an operating asset.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $7.3 million in the first half of fiscal 2006 as compared to $6.3 million in the first half of fiscal 2005. As a percent of net sales, depreciation and amortization expense increased to 2.5% in the first half of fiscal 2006 as compared to 2.2% in the first half of fiscal 2005. This increase includes $0.1 million related to accelerated depreciation of assets due to the closing of the Danville, California store in August 2006. The dollar increase is also a result of the depreciation of capital additions related to the Company's new stores and major remodel projects at certain existing stores during fiscal 2005.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized new store opening costs totaling $0.1 million in connection with the opening of a new store in Eugene, Oregon in the first half of fiscal 2006. The store opened August 31, 2006. The Company recognized new store opening costs of $0.3 million in connection with the opening of new stores in each of Fresno, California and Albany, Oregon in the first half of 2005.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.6 million to $4.6 million in the first half of fiscal 2006 as compared to $4.0 million in the first half of fiscal 2005, an increase of 15.9%. As a percent of net sales, interest expense increased to 1.6% in the first half of fiscal 2006 as compared to 1.4% in the first half of fiscal 2005. These increases are primarily due to continued increases in interest rates charged on the Company's variable rate debt and include a charge of $0.2 million related to the early termination of the Company's 9.39% mortgages. These increases were partially offset by a $0.3 million favorable fair value adjustment on the Company's $25 million notional amount interest swap. The Company anticipates that its interest rate swap will continue to provide protection against these rising interest rates for the near term. The weighted average interest rate applicable to the revolving credit facility was 7.0% in the first half of fiscal 2006 (7.2% at July 29, 2006) as compared to 5.6% in the first half of fiscal 2005.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.8 million in the first half of fiscal 2006 and 2005.

Income Taxes

The Company's interim effective tax rates from continuing operations of 38.8% in the first half of fiscal 2006 and 37.8% in the first half of fiscal 2005 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods.

Loss From Continuing Operations

The Company reported a loss from continuing operations of $3.4 million, or $0.25 per share (basic and diluted), and $1.3 million, or $0.10 per share (basic and diluted), in the first half of fiscal 2006 and fiscal 2005, respectively.

Discontinued Operations

The closure of one underperforming store in the Seattle/Tacoma area market during the first quarter of fiscal 2006 resulted in a net gain on sale of $0.1 million. This gain was partially offset by minor incremental costs associated with the closure of this and one other Seattle/Tacoma area store closed at the end of January 2006. Results of operations of the discontinued stores consist of the following:

                                                  Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                 --------------------------  ------------------------
                                                   July 29,      July 30,      July 29,     July 30,
(In thousands of dollars)                            2006          2005          2006         2005
-----------------------------------------------  ------------  ------------  ------------  ----------
Net sales from closed stores................... $        --   $      1,991  $        785  $    3,923

Cost of sales..................................          --          1,119           737       2,336
Selling, general and administrative expenses...          --            997           243       1,977
Depreciation and amortization..................          --            108            31         216
                                                 ------------  ------------  ------------  ----------
  Total costs and expenses.....................          --          2,224         1,011       4,529
                                                 ------------  ------------  ------------  ----------
Loss from operations of closed stores.......... $        --   $       (233) $       (226) $     (606)
                                                 ============  ============  ============  ==========

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $3.5 million in the first half of fiscal 2006 as compared to net loss of $1.7 million in the first half of 2005. On a per share basis (basic and diluted), the net loss was $0.26 per share in the first half of 2006 as compared to $0.13 per share in the first half of 2005.

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

The Company's use of cash during the first half of fiscal 2006 is primarily the result of the build-up of spring and summer inventory, after the winter holiday selling season and for the opening of the Eugene, Oregon store. The increase in net cash used in operations for the first half of fiscal 2006 as compared to the first half of 2005 reflects repayments of trade accounts payable, reductions in accrued expenses and a larger net loss.

Decreases in net cash used in investing activities are the result of proceeds received related to the sale and closure of one of the Company's owned stores in the Seattle market area. Capital spending during the first half of fiscal 2006 relates to renovations of primarily accessory and shoe areas of certain key stores and to upgrades to the Company's planning and allocation and point of sale systems. Capital spending during the first half of fiscal 2005 primarily relates to the opening of the Company's Albany, Oregon store and construction of the Fresno, California, River Park store.

Net cash provided by financing activities during the first half primarily relates to increased borrowing on the Company's revolving credit facility to fund the acquisition of inventory and capital expenditures, partially offset by ongoing payment of principal on long-term obligations. Increases to the Company's revolving line of credit during the first half of fiscal 2006 also include the pay off of the 9.39% mortgages on four of the Company's owned properties of approximately $16.6 million.

Sources of Liquidity

Senior Secured Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006 the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"). In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million, and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, currently consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of July 29, 2006, outstanding borrowings under the credit facility totaled $75.8 million, and excess borrowing availability under the credit facility, after the deduction of the minimum availability requirement and other reserves, totaled $53.9 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility.

As of July 29, 2006, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of July 29, 2006, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

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

Other Financings

The Company may consider various other sources of liquidity in the future, including but not limited to the issuance of additional securities that might have a dilutive effect on existing shareholders, or incurring additional indebtedness which would increase the Company's leverage.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures during the second quarter of fiscal 2006 totaling $7.2 million relate to renovations of primarily accessory and shoe areas of certain key stores and to upgrades to the Company's planning and allocation and point of sale systems.

In May 2006, the Company finalized an agreement to purchase the lease and certain fixtures of a 124,000 square foot store in Eugene, Oregon from Federated Department Stores. The Company expects to spend approximately $1.0 million to acquire and convert this facility to the Gottschalks format. The store opened August 31, 2006.

As of July 29, 2006, the Company had issued a total of $2.0 million of standby letters of credit and documentary letters of credit totaling $2.7 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

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

Safe Harbor Statement.

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance, unemployment insurance, and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit; the Company's dependence on its key personnel; and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Item 1A. "Business" in the Company's 2005 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission. THE COMPANY DOES NOT PRESENTLY INTEND TO UPDATE THESE STATEMENTS AND UNDERTAKES NO DUTY TO ANY PERSON TO EFFECT ANY SUCH UPDATE UNDER ANY CIRCUMSTANCES.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of July 29, 2006, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

There has been no change during the Company's fiscal quarter ended July 29, 2006 in the Company's internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2006, the Company held its 2006 Annual Meeting of Stockholders at which the following matter was submitted to a vote of the Company's shareholders:

1. The stockholders voted for eleven nominees for director, each for a one-year term. Each of the eleven nominees was elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR	VOTES FOR	VOTES WITHHELD
Joe Levy	12,381,725	372,939
James R. Famalette	12,584,880	169,784
Joseph J. Penbera	12,333,832	420,832
Sharon Levy	12,379,085	375,579
O. James Woodward III	12,415,037	339,627
Frederick R. Ruiz	12,618,044	136,620
James L. Czech	12,617,082	137,582
Thomas H. McPeters	12,582,217	172,447
Jorge Pont Sánchez Philip S. Schlein Dale D. Achabal	12,598,400 12,614,382 12,583,579	156,264 140,282 171,085

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chief Executive Officer. (3) PDF
31.2	Section 302 Certification of Chief Administrative and Financial Officer. (3) PDF
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

Gottschalks Inc.
(Registrant)
September 6, 2006	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
September 6, 2006	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)