Form 10-Q
period 2006-10-28
GOTTSCHALKS INC
filed 2006-12-05
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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

      The number of shares of the Registrant's common stock outstanding as of October 28, 2006 was 13,440,828.

Note: PDF provided as a courtesy

GOTTSCHALKS INC.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                     October 28,  January 28,  October 29,
                                                        2006         2006         2005
                                                     -----------  -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash............................................. $     5,241  $     5,368  $     5,444
  Receivables, net.................................       2,168        7,284        2,120
  Merchandise inventories..........................     226,348      159,986      217,952
  Other............................................      18,294       15,534       18,930
                                                     -----------  -----------  -----------
          Total current assets.....................     252,051      188,172      244,446

PROPERTY AND EQUIPMENT - NET.......................     136,701      133,545      133,005
OTHER LONG-TERM ASSETS.............................      13,019       13,305       13,213
                                                     -----------  -----------  -----------
                                                    $   401,771  $   335,022  $   390,664
                                                     ===========  ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and
    other current liabilities...................... $   122,856  $    88,472  $   109,037
  Current portion of long-term obligations.........       1,986        2,770        2,985
                                                     -----------  -----------  -----------
      Total current liabilities....................     124,842       91,242      112,022

REVOLVING LINE OF CREDIT...........................     103,516       47,935       92,077

LONG-TERM OBLIGATIONS (less current portion).......      14,011       28,971       29,563

DEFERRED INCOME TAXES AND OTHER LIABILITIES........      25,411       26,790       26,366

SUBORDINATED NOTE PAYABLE TO AFFILIATE.............      19,180       20,180       20,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY...............................     114,811      119,904      110,456
                                                     -----------  -----------  -----------
                                                    $   401,771  $   335,022  $   390,664
                                                     ===========  ===========  ===========

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

                                                          Thirteen Weeks Ended      Thirty-Nine Weeks Ended
                                                         ------------------------  ------------------------
                                                         October 28,  October 29,  October 28,  October 29,
                                                            2006         2005         2006         2005
                                                         -----------  -----------  -----------  -----------
Net sales.............................................. $   147,897  $   148,348  $   442,818  $   439,050
Net credit revenues....................................         873          735        2,233        2,184
Net leased department revenues.........................         576          623        2,011        2,034
                                                         -----------  -----------  -----------  -----------
     Total revenues....................................     149,346      149,706      447,062      443,268

Costs and expenses:
  Cost of sales........................................      94,170       94,929      287,381      284,563
  Selling, general and administrative expenses.........      52,436       50,974      151,786      146,763
  Gain on sale of aircraft.............................           0            0         (946)           0
  Depreciation and amortization........................       3,954        3,440       11,255        9,722
  New store opening costs..............................         324          400          376          688
                                                         -----------  -----------  -----------  -----------
     Total costs and expenses..........................     150,884      149,743      449,852      441,736
                                                         -----------  -----------  -----------  -----------
Operating income (loss)................................      (1,538)         (37)      (2,790)       1,532

Other (income) expense:
  Interest expense.....................................       2,739        2,491        7,389        6,504
  Miscellaneous income.................................        (269)        (482)      (1,063)      (1,271)
                                                         -----------  -----------  -----------  -----------
                                                              2,470        2,009        6,326        5,233
                                                         -----------  -----------  -----------  -----------
Loss before income taxes...............................      (4,008)      (2,046)      (9,116)      (3,701)

Income tax benefit.....................................      (1,673)        (778)      (3,685)      (1,423)
                                                         -----------  -----------  -----------  -----------
Loss from continuing operations........................      (2,335)      (1,268)      (5,431)      (2,278)

Discontinued operations:
  Loss from operations of closed stores................        (456)        (510)      (1,102)      (1,595)
  Loss on store closures...............................        (170)         (32)         (98)         (32)
  Income tax benefit...................................         213          184          408          553
                                                         -----------  -----------  -----------  -----------
  Loss on discontinued operations......................        (413)        (358)        (792)      (1,074)
                                                         -----------  -----------  -----------  -----------
     Net loss.......................................... $    (2,748) $    (1,626) $    (6,223) $    (3,352)
                                                         ===========  ===========  ===========  ===========
Net loss per common share -
Basic & diluted
  Loss from continuing operations...................... $     (0.17) $     (0.09) $     (0.40) $     (0.17)
  Loss from discontinued operations.................... $     (0.03) $     (0.03) $     (0.06) $     (0.08)
  Net loss per common share............................ $     (0.20) $     (0.12) $     (0.46) $     (0.25)

Weighted average number of common
  shares outstanding -
  Basic & diluted .....................................      13,423       13,314       13,398       13,215

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

                                                                Thirty-Nine Weeks Ended
                                                               --------------------------
                                                               October 28,   October 29,
                                                                   2006          2005
                                                               ------------  ------------
OPERATING ACTIVITIES:
  Net loss................................................... $     (6,223) $     (3,352)
  Adjustments:
     Stock-based compensation................................          696             0
     Excess tax benefits from exercise of stock options......          (97)            0
     Depreciation and amortization...........................       11,324        10,062
     Other adjustments, net..................................       (1,522)       (1,916)
     Store closure costs.....................................          133            47
     Net gain on disposal of assets..........................         (954)            0
     Changes in operating assets and liabilities:
        Receivables..........................................        5,118         4,800
        Merchandise inventories..............................      (65,263)      (64,126)
        Other current and long-term assets...................       (2,791)       (1,080)
        Trade accounts payable and accrued expenses..........       31,458        28,743
        Other current and long-term liabilities..............         (210)       (6,099)
                                                               ------------  ------------
           Net cash used in operating activities.............      (28,331)      (32,921)

INVESTING ACTIVITIES:
   Capital expenditures......................................      (18,613)      (17,649)
   Proceeds from sale of property and equipment..............        3,980             0
   Other.....................................................          366           274
                                                               ------------  ------------
           Net cash used in investing activities.............      (14,267)      (17,375)

FINANCING ACTIVITIES:
  Net proceeds under revolving line of credit................       55,580        46,324
  Debt issuance costs........................................          (41)            0
  Principal payments on long-term obligations................      (16,743)       (3,345)
  Proceeds from long-term obligations........................            0          6,000
  Proceeds from sale of stock under Employee Stock
    Purchase Plan............................................           34            32
  Proceeds from exercise of stock options....................          275         1,419
  Excess tax benefits from exercise of stock options.........           97             0
  Changes in cash management liability and other.............        3,269          (160)
                                                               ------------  ------------
          Net cash provided by financing activities..........       42,471        50,270
                                                               ------------  ------------
DECREASE IN CASH.............................................         (127)          (26)
CASH AT BEGINNING OF PERIOD..................................        5,368         5,470
                                                               ------------  ------------
CASH AT END OF PERIOD........................................ $      5,241  $      5,444
                                                               ============  ============
SUPPLEMENTAL INFORMATION:
  Interest paid, net of capitalized interest................. $      7,405  $      6,422
  Income taxes paid.......................................... $      2,123  $      1,310

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen and Thirty-Nine Weeks Ended October 28, 2006 and October 29, 2005

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the third quarter of the fiscal year ending February 3, 2007 ("fiscal 2006"), the Company operated 61 full-line Gottschalks department stores located in 6 Western states, with 38 stores in California, 8 in Washington, 6 in Alaska, 4 in Oregon, 3 in Idaho, and 2 in Nevada. The Company also operates 5 specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in select locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week and thirty-nine week periods ended October 28, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006 due to, among other reasons, the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 28, 2006 (the "2005 Annual Report on Form 10-K"). The condensed balance sheet at January 28, 2006 has been derived from the audited financial statements as of that date.

Certain reclassifications were made to prior year's amounts to conform with the classifications of such amounts for the most recent year. An insurance deposit of $6,495,000 has been reclassified to other current assets and was previously reported as an offset to the Company's workers' compensation liability within trade accounts payable and accrued expenses as of October 29, 2005 to conform with January 28, 2006 and October 28, 2006 presentations. Prepaid property taxes of $523,000 and $180,000 have been reclassified to other current assets and were previously reported as an offset to property tax liabilities within trade accounts payable and accrued expenses as of October 29, 2005 and January 28, 2006, respectively, to conform with October 28, 2006 presentation.

2. STOCK-BASED COMPENSATION

The Company has stock option plans for directors, officers and key employees, which provide for the grant of non-qualified and incentive stock options. All such plans have been approved by the Company's stockholders. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over four years and expire ten years from the date of the grant. At October 28, 2006, options for 1,437,500 shares were available for future grants under the plans.

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

The Company determines fair value of such awards using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected term of the awards and forfeiture rates, stratified into separate groups based on similar exercise and termination patterns. Expected stock volatility is based upon historical volatility of the Company's stock and other factors. The risk-free interest rate is based on the yield curve in effect at the time the options are granted, using U.S. constant maturities over the expected life of the option. The Company has historically not paid dividends and does not anticipate paying dividends during the expected term. Accordingly, the expected dividend yield is zero. Options to purchase 2,500 and 280,000 shares were granted during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. The estimated fair value of these option awards was calculated using the following weighted average assumptions:

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
Risk-free interest rate	4.6%	3.8%
Expected dividend yield	--	--
Expected volatility	42.2%	56.6%
Expected option life (years)	4.6	7.5

Option activity for the thirty-nine weeks ended October 28, 2006 is as follows:

                                                                              Weighted-
                                                                Weighted-      average
                                                                 average      remaining
                                                                 exercise    contractual    Average
                                                  Number of     price per        life      intrinsic
                                                    Shares        share       (in years)     value
                                                 ------------  ------------  ------------  ----------
Outstanding at January 29, 2006................    1,400,475  $       6.19
Granted........................................        2,500          8.60
Exercised......................................      (73,625)         3.71
Cancelled or expired...........................      (40,000)         6.99
                                                 ------------
Outstanding at October 28, 2006................    1,289,350          6.31          5.59  $8,135,799
                                                 ============

Exercisable at October 28, 2006................      915,350  $       5.69          4.59  $5,208,342
                                                 ============

The intrinsic value of options exercised during the third quarter of fiscal 2006 and the third quarter of fiscal 2005 was $95,795 and $92,190, respectively.

The Company recognized share-based compensation expense related to the unvested portion of previously issued awards of approximately $195,000 ($0.01 per diluted share, after related tax benefit of $77,000) and $681,000 ($0.03 per diluted share, after related tax benefit of $269,000) in the third quarter and the first thirty-nine weeks of fiscal 2006, respectively, as a component of selling, general, and administrative expense. As of October 28, 2006, there was $802,000 of unrecognized compensation cost related to non-vested awards granted under the plans. That cost is expected to be recognized over a remaining term of up to 4 years.

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

                                                       Thirteen         Thirty-Nine
                                                       Weeks Ended       Weeks Ended
(In thousands of dollars, except per share data)    October 29, 2005  October 29, 2005
--------------------------------------------------  ----------------  ----------------
Net income (loss) as reported..................... $         (1,626) $         (3,352)
Deduct: Total stock-based compensation expense
  determined under fair value based method for
  all awards, net of related tax effects..........             (159)             (366)
                                                    ----------------  ----------------
Pro-forma net income (loss)....................... $         (1,785) $         (3,718)
                                                    ================  ================
Net income (loss) per share (basic and diluted):
  As reported .................................... $          (0.12) $          (0.25)
  Pro-forma ...................................... $          (0.13) $          (0.28)

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

4. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

                                                 October 28,   January 28,   October 29,
(In thousands of dollars)                            2006          2006          2005
-----------------------------------------------  ------------  ------------  ------------
Trade accounts payable......................... $     66,237  $     29,156  $     58,931
Accrued expenses...............................       32,017        33,715        27,729
Cash management liability......................        5,468         2,199         5,324
Accrued payroll and related
  liabilities..................................        8,246         6,074         5,732
Taxes, other than income taxes.................        8,741        12,663         9,091
Federal and state income taxes
  payable......................................          564         2,814           513
Deferred income taxes payable..................        1,583         1,851         1,717
                                                 ------------  ------------  ------------
                                                $    122,856  $     88,472  $    109,037
                                                 ============  ============  ============

5. DEBT

Senior Revolving Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006, the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff on February 1, 2006 of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"). In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million, and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, currently consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of October 28, 2006, outstanding borrowings under the credit facility totaled $103.5 million, and excess borrowing availability under the credit facility, after the deduction of the minimum availability requirement and other reserves, totaled $69.3 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility.

As of October 28, 2006, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of October 28, 2006, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

Long-Term Financings

The Company's long-term debt and capital lease obligations consist of the following:

                                                 October 28,   January 28,   October 29,
(In thousands)                                       2006          2006          2005
-----------------------------------------------  ------------  ------------  ------------
9.39% mortgage loans payable, due 2010......... $          0  $     16,561  $     16,690
Capital lease obligations......................        9,071         9,993        10,431
7.5% note payable, due 2010....................        2,616         3,127         3,287
Other mortgage loans and notes payable.........        4,310         2,060         2,140
                                                 ------------  ------------  ------------
                                                      15,997        31,741        32,548
Less current portion...........................        1,986         2,770         2,985
                                                 ------------  ------------  ------------
                                                $     14,011  $     28,971  $     29,563
                                                 ============  ============  ============

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of October 28, 2006.

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

6. INTEREST RATE DERIVATIVE

The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of October 28, 2006 and the range of interest rates paid and received by the Company during the thirty-nine weeks ended October 28, 2006:

Fixed swap (notional amount)	$25,000,000
Range of receive rate	4.49% - 5.39%
Pay rate	4.99%

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

The interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at October 28, 2006 was a loss of $20,544 and represents the amount the Company would pay if the agreement was terminated as of that date. As of October 28, 2006, the Company reflected a derivative liability in other liabilities for such amount to recognize the fair value of the interest rate swap. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for the thirty-nine weeks ended October 28, 2006 includes a favorable fair value adjustment of $123,265 related to the interest rate swap.

7. WEIGHTED AVERAGE NUMBER OF SHARES

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive. Weighted average options outstanding of approximately 961,800 and 1,183,900 were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. Had the Company reported profit for these periods, approximately 351,800 and 276,700 options with exercise prices greater than the average market price of the Company's common stock would have been excluded from the computation of the weighted average number of shares, and the approximate effect of dilutive options would have been 312,100 shares and 514,800 shares for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. Weighted average options outstanding of approximately 990,700 and 1,282,300 were excluded from the computation of dilutive shares due to the Company's net loss position in the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. Had the Company reported profit for these periods, approximately 355,100 and 156,100 options with an exercise price greater than the average market price of the Company's common stock would have been excluded from the computation of the weighted average number of shares, and the approximate effect of dilutive options would have been 319,400 shares and 587,000 shares for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 respectively.

8. COMMITMENTS AND CONTINGENCIES

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint seeks wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement which was approved at a hearing on September 29, 2006. The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations. The Company plans to pay the settlement in December 2006.

The Company is party to other legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

As of October 28, 2006, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $1.7 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

9. DISCONTINUED OPERATIONS

The Company closed one underperforming store in the Seattle metro-area during the third quarter of fiscal 2006 and one underperforming store in the Seattle/Tacoma market during the first quarter of fiscal 2006. During fiscal 2005, the Company closed two underperforming stores in the Seattle/Tacoma market. These closures are reported as discontinued operations due to the Company's exit from the respective market areas. The loss from operations of discontinued stores includes only revenues generated from, and expenses directly associated with, the operations of such stores and consists of the following:

                                                  Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                 --------------------------  ------------------------
                                                 October 28,   October 29,   October 28,   October 29,
(In thousands of dollars)                            2006          2005          2006         2005
-----------------------------------------------  ------------  ------------  ------------  ----------
Net sales from closed stores................... $        933  $      2,965  $      2,921  $    8,005

Cost of sales..................................          868         2,063         2,421       5,203
Selling, general and administrative expenses...          516         1,320         1,533       4,057
Depreciation and amortization..................            5            92            69         340
                                                 ------------  ------------  ------------  ----------
  Total costs and expenses.....................        1,389         3,475         4,023       9,600
                                                 ------------  ------------  ------------  ----------
Loss from operations of closed stores.......... $       (456) $       (510) $     (1,102) $   (1,595)
                                                 ============  ============  ============  ==========

The loss on store closures of $98,000 includes a net gain on the sale of the building associated with the store closed during the first quarter of fiscal 2006 of approximately $147,000, offset by a loss on disposal of assets of $139,000 related to the store closed during the third quarter of fiscal 2006, and store closure costs of approximately $106,000 related to both stores closed in fiscal 2006, primarily consisting of severance and other incremental costs associated with the store closings.

In addition, the Company closed one store in Danville, California and one store in Fresno, California during the third quarter and first quarter of fiscal 2006 and 2005, respectively. These closures are not reported as discontinued operations due to the shift of revenues to other stores in the respective markets.

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal years beginning after November 15, 2007.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and thirty-nine week periods ended October 28, 2006 (hereinafter referred to as the "third quarter" and "first three quarters" of fiscal 2006, respectively), is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of critical accounting policies, many of which require management to make significant estimates and assumptions. Some of these critical accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2005 Annual Report on Form 10-K. The Company does not believe there have been any changes to the critical accounting policies described therein.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

                                                         Thirteen Weeks Ended       Thirty-Nine Weeks Ended
                                                         ------------------------  ------------------------
                                                         October 28,  October 29,  October 28,  October 29,
                                                            2006         2005         2006         2005
                                                         -----------  -----------  -----------  -----------
Net sales..............................................       100.0%      100.0%      100.0%      100.0%
Net credit revenues....................................         0.6          0.5          0.5          0.5
Net leased department revenues.........................         0.4          0.4          0.5          0.5
                                                         -----------  -----------  -----------  -----------
     Total revenues....................................       101.0        100.9        101.0        101.0

Costs and expenses:
  Cost of sales........................................        63.7         64.0         64.9         64.8
  Selling, general and administrative expenses.........        35.4         34.3         34.3         33.4
  Gain on sale of aircraft.............................         0.0          0.0         (0.2)         0.0
  Depreciation and amortization........................         2.7          2.3          2.5          2.2
  New store opening costs..............................         0.2          0.3          0.1          0.2
                                                         -----------  -----------  -----------  -----------
     Total costs and expenses..........................       102.0        100.9        101.6        100.6
                                                         -----------  -----------  -----------  -----------
Operating income (loss)................................        (1.0)         0.0         (0.6)         0.4

Other (income) expense:
  Interest expense.....................................         1.9          1.7          1.7          1.5
  Miscellaneous income.................................        (0.2)        (0.3)        (0.3)        (0.3)
                                                         -----------  -----------  -----------  -----------
                                                                1.7          1.4          1.4          1.2
                                                         -----------  -----------  -----------  -----------

Loss before income taxes...............................         2.7         (1.4)        (2.0)        (0.8)
Income tax benefit.....................................        (1.1)        (0.5)        (0.8)        (0.3)
                                                         -----------  -----------  -----------  -----------
Loss from continuing operations........................        (1.6)        (0.9)        (1.2)        (0.5)
                                                         -----------  -----------  -----------  -----------
Discontinued operations:
  Loss from operations of closed stores................        (0.3)        (0.3)        (0.3)        (0.4)
  Loss on store closures...............................        (0.1)         0.0          0.0          0.0
  Income tax benefit...................................         0.1          0.1          0.1          0.1
                                                         -----------  -----------  -----------  -----------
  Loss on discontinued operations......................        (0.3)        (0.2)        (0.2)        (0.3)
                                                         -----------  -----------  -----------  -----------
     Net loss..........................................        (1.9)%       (1.1)%       (1.4)%       (0.8)%
                                                         ===========  ===========  ===========  ===========

Third Quarter of Fiscal 2006 Compared to Third Quarter of Fiscal 2005

Net Sales

Net sales from continuing operations decreased by approximately $0.4 million to $147.9 million in the third quarter of fiscal 2006 as compared to $148.3 million in the third quarter of fiscal 2005, a decrease of 0.3%. The trend in the home merchandise sales continued to perform below the same period last year. Fashion softline merchandise did perform well in the quarter with the best performing merchandise categories being shoes, dresses, special sizes and better apparel.

Comparable store sales for the third quarter of fiscal 2006, which includes sales for stores open for the full period in both years, increased by 0.5% as compared to the third quarter of fiscal 2005. In reflection of the opening of the River Park lifestyle center store in Fresno, California in August 2005 and the impact of this store's sales on existing Fresno stores, the Fresno stores were excluded from comparable store sales from August 2005 through September 2006. Starting in October 2006, Fresno stores are included in same store sales.

The Company operated 61 department stores and 5 specialty stores as of the end of the third quarter of fiscal 2006, as compared to 64 department stores and 6 specialty stores as of the end of the third quarter of fiscal 2005.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased approximately $0.1 million in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. As a percent of net sales, net credit revenues was 0.6% of net sales in the third quarter of fiscal 2006 and 0.5% in the third quarter of fiscal 2005.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the third quarter of fiscal 2006 was virtually equal to the third quarter of fiscal 2005.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the third quarter of fiscal 2006 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $4.1 million in the third quarter of fiscal 2006 and $4.4 million in the third quarter of fiscal 2005.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $0.8 million to $94.2 million in the third quarter of fiscal 2006 as compared to $94.9 million in the third quarter of fiscal 2005, a decrease of 0.8%. The Company's gross margin percentage was 36.3% in the third quarter of fiscal 2006 and 36.0% in the third quarter of fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $1.5 million to $52.4 million in the third quarter of fiscal 2006 as compared to $50.9 million in the third quarter of fiscal 2005, an increase of 2.9%. The increase is primarily due to increases in advertising gross spending and real estate taxes, including $0.2 million in value reassessment charges for stores with mall ownership changes. In addition, higher energy costs, increased professional fees and higher freight surcharges from earlier shipments with higher shipment value contributed to the increase in selling, general and administrative expenses.

As a percent of net sales, selling, general and administrative expenses from continuing operations increased in the third quarter of fiscal 2006 by 1.1% to 35.4% as compared to the third quarter of fiscal 2005.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $4.0 million in the third quarter of fiscal 2006 as compared to $3.4 million in the third quarter of fiscal 2005. As a percent of net sales, depreciation and amortization expense increased to 2.7% in the third quarter of fiscal 2006 as compared to 2.3% in the third quarter of fiscal 2005. The dollar increase is also a result of the depreciation of capital additions related to the Company's new stores, major remodel projects at certain existing stores and upgrades to the planning and allocation and point of sale systems.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized new store opening costs totaling $0.3 million in connection with the opening of a new store in Eugene, Oregon which opened August 31, 2006. The Company recognized new store opening costs totaling $0.4 million in connection with the opening of new stores in the third quarter of fiscal 2005.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.2 million to $2.7 million in the third quarter of fiscal 2006 as compared to $2.5 million in the third quarter of fiscal 2005, an increase of 10.0%. As a percent of net sales, interest expense increased to 1.9% in the third quarter of fiscal 2006 as compared to 1.7% in the third quarter of fiscal 2005. These increases are primarily due to continued increases in interest rates charged on the Company's variable rate debt, including an unfavorable fair value adjustment of $0.2 million related to the interest rate swap. The weighted average interest rate applicable to the revolving credit facility was 7.1% in the third quarter of fiscal 2006 (6.9% at October 28, 2006) as compared to 6.0% in the third quarter of fiscal 2005.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.3 million in the third quarter of fiscal 2006 and $0.5 million in the third quarter of fiscal 2005.

Income Taxes

The Company's interim effective tax rates from continuing operations of 41.7% in the third quarter of fiscal 2006 and 38.0% in the third quarter of fiscal 2005 relate to the net loss reported in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal years. The final effective tax rate from continuing operations for fiscal 2005 was 33.5%, and the increase in the estimated interim rate for fiscal 2006 is primarily due to the expiration of certain federal tax credit programs.

Loss From Continuing Operations

As a result of the foregoing, the Company reported a loss from continuing operations of $2.3 million, or $0.17 per share (basic and diluted), in the third quarter of fiscal 2006 as compared to a loss from continuing operations of $1.3 million, or $0.09 per share (basic and diluted) in the third quarter of fiscal 2005.

Discontinued Operations

The Company closed one underperforming store in the Seattle metro-area during the third quarter of fiscal 2006 and one underperforming store in the Seattle/Tacoma market during the first quarter of fiscal 2006. During fiscal 2005, the Company closed two underperforming stores in the Seattle/Tacoma market. These closures are reported as discontinued operations due to the Company's exit from the respective market areas. The loss from operations of discontinued stores includes only revenues generated from, and expenses directly associated with, the operations of such stores and consists of the following:

                                                  Thirteen Weeks Ended
                                                 --------------------------
                                                 October 28,   October 29,
(In thousands of dollars)                            2006          2005
-----------------------------------------------  ------------  ------------
Net sales from closed stores................... $        933  $      2,965

Cost of sales..................................          868         2,063
Selling, general and administrative expenses...          516         1,320
Depreciation and amortization..................            5            92
                                                 ------------  ------------
  Total costs and expenses.....................        1,389         3,475
                                                 ------------  ------------
Loss from operations of closed stores.......... $       (456) $       (510)
                                                 ============  ============

The Company recorded a loss on disposal of assets of $139,000, along with $31,000 in other incremental costs, associated with such store closures during the third quarter of fiscal 2006.

In addition, the Company closed one store in Danville, California and one store in Fresno, California during the third quarter and first quarter of fiscal 2006 and 2005, respectively. These closures are not reported as discontinued operations due to the shift of revenues to other stores in the respective markets.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $2.7 million in the third quarter of fiscal 2006 as compared to a net loss of $1.6 million in the third quarter of 2005. On a per share basis, the net loss was $0.20 per share (basic and diluted) in the third quarter of 2006 as compared to $0.12 per share (basic and diluted) in the third quarter of 2005.

Three Quarters of Fiscal 2006 Compared to Three Quarters of Fiscal 2005

Net Sales

Net sales increased by approximately $3.8 million to $442.8 million in the first three quarters of fiscal 2006 as compared to $439.0 million in the first three quarters of fiscal 2005, an increase of 0.9%. Sales during the first quarter of 2006 were sluggish, impacted in part by severe west coast weather. Comparable store sales for the first three quarters of fiscal 2006, which includes sales for stores open for the full period in both years, were up 0.1% as compared to the first three quarters of fiscal 2005.

The Company operated 61 department stores and 5 specialty stores as of the end of the third quarter of fiscal 2006, as compared to 64 department stores and 6 specialty stores as of the end of the third quarter of fiscal 2005.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards were essentially equal for the first three quarters of fiscal 2006 as compared to the first three quarters of fiscal 2005. As a percent of net sales, net credit revenues were 0.5% in the first three quarters of fiscal 2006 and fiscal 2005.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments were essentially equal in the first three quarters of fiscal 2006 as compared to the first three quarters of fiscal 2005.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first three quarters of fiscal 2006 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $14.3 million in the first three quarters of fiscal 2006 and $14.5 million in the first three quarters of fiscal 2005.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $2.8 million to $287.4 million in the first three quarters of fiscal 2006 as compared to $284.6 million in the first three quarters of fiscal 2005, an increase of 1.0%. The Company's gross margin percentage decreased to 35.1% in the first three quarters of fiscal 2006 as compared to 35.2% in the first three quarters of fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $5.0 million to $151.8 million in the first three quarters of fiscal 2006 as compared to $146.8 million in the first three quarters of fiscal 2005, an increase of 3.4%. The increase is primarily attributable to increases in payroll costs and fringe benefits, including a moderate increase in workers' compensation reserves, and $0.7 million in stock-based compensation. In addition, higher energy costs, increased professional fees and higher freight surcharges from earlier shipments with higher shipment value contributed to the increase in selling, general and administrative expenses. Gross advertising spending has also increased relative to the increase in net sales. These increases are partially offset by $0.4 million received as a member of a class of a settled lawsuit against VISA U.S.A. Inc. and MasterCard International Incorporated. As a percent of net sales, selling, general and administrative expenses in the first three quarters of fiscal 2006 increased by 0.9% as compared to the first three quarters of fiscal 2005.

Gain on Sale of Aircraft

The Company sold a corporate aircraft on June 30, 2006 for $1,037,000 (net of selling costs) that resulted in a gain of $946,000 ($579,000 after tax). The gain is reflected in operating income as the aircraft was reported as an operating asset.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $11.3 million in the first three quarters of fiscal 2006 as compared to $9.7 million in the first three quarters of fiscal 2005. As a percent of net sales, depreciation and amortization expense increased to 2.5% in the first three quarters of fiscal 2006 as compared to 2.2% in the first three quarters of fiscal 2005. This increase includes $.2 million related to accelerated depreciation of assets due to the closing of the Danville, California store in August 2006. The dollar increase is also a result of the depreciation of capital additions related to the Company's new store, major remodel projects at certain existing stores and upgrades to the planning and allocation and point of sale systems.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized new store opening costs totaling $0.4 million in connection with the opening of a new store in Eugene, Oregon which opened August 31, 2006. The Company recognized new store opening costs of $0.7 million in the first three quarters of 2005.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.9 million to $7.4 million in the first three quarters of fiscal 2006 as compared to $6.5 million in the first three quarters of fiscal 2005, an increase of 13.6%. As a percent of net sales, interest expense increased to 1.7% in the first three quarters of fiscal 2006 as compared to 1.5% in the first three quarters of fiscal 2005. These increases are primarily due to continued increases in interest rates charged on the Company's variable rate debt and include a charge of $0.2 million related to the early termination of the Company's 9.39% mortgages. These increases were partially offset by a $0.1 million favorable fair value adjustment on the Company's $25 million notional amount interest swap. The Company anticipates that its interest rate swap will continue to provide protection against rising interest rates for the near term. The weighted average interest rate applicable to the revolving credit facility was 7.1% in the first three quarters of fiscal 2006 (6.9% at October 28, 2006) as compared to 5.8% in the first three quarters of fiscal 2005.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $1.1 million in the first three quarters of fiscal 2006 and $1.3 million in the first three quarters of fiscal 2005.

Income Taxes

The Company's interim effective tax rates from continuing operations of 40.4% in the first three quarters of fiscal 2006 and 38.4% in the first three quarters of fiscal 2005 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods.

Loss From Continuing Operations

The Company reported a loss from continuing operations of $5.4 million, or $0.40 per share (basic and diluted), and $2.3 million, or $0.17 per share (basic and diluted), in the first three quarters of fiscal 2006 and fiscal 2005, respectively.

Discontinued Operations

The Company closed one underperforming store in the Seattle metro-area during the third quarter of fiscal 2006 and one underperforming store in the Seattle/Tacoma market during the first quarter of fiscal 2006. During fiscal 2005, the Company closed two underperforming stores in the Seattle/Tacoma market. These closures are reported as discontinued operations due to the Company's exit from the respective market areas. The loss from operations of discontinued stores includes only revenues generated from, and expenses directly associated with, the operations of such stores and consists of the following:

                                                  Thirty-Nine Weeks Ended
                                                 --------------------------
                                                 October 28,   October 29,
(In thousands of dollars)                            2006          2005
-----------------------------------------------  ------------  ------------
Net sales from closed stores................... $      2,921  $      8,005

Cost of sales..................................        2,421         5,203
Selling, general and administrative expenses...        1,533         4,057
Depreciation and amortization..................           69           340
                                                 ------------  ------------
  Total costs and expenses.....................        4,023         9,600
                                                 ------------  ------------
Loss from operations of closed stores.......... $     (1,102) $     (1,595)
                                                 ============  ============

The loss on store closures of $98,000 includes a net gain on the sale of the building associated with the store closed during the first quarter of fiscal 2006 of approximately $147,000, offset by a loss on disposal of assets of $139,000 related to the store closed during the third quarter of fiscal 2006, and store closure costs of approximately $106,000 related to both stores closed in fiscal 2006, primarily consisting of severance and other incremental costs associated with the store closings.

In addition, the Company closed one store in Danville, California and one store in Fresno, California during the third quarter and first quarter of fiscal 2006 and 2005, respectively. These closures are not reported as discontinued operations due to the shift of revenues to other stores in the respective markets.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $6.2 million in the first three quarters of fiscal 2006 as compared to net loss of $3.4 million in the first three quarters of 2005. On a per share basis (basic and diluted), the net loss was $0.46 per share in the first three quarters of 2006 as compared to $0.25 per share in the first three quarters of 2005.

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

The Company's use of cash during the first three quarters of fiscal 2006 is primarily the result of the build-up of inventory for the holiday selling season and for the opening of the Eugene, Oregon store. The decrease in net cash used in operations for the first three quarters of fiscal 2006 as compared to the first three quarters of 2005 reflects a larger net loss, less repayments of other long-term liabilities, and increases in trade accounts payable and accrued expenses.

Decreases in net cash used in investing activities are the result of proceeds received related to the sale and closure of one of the Company's owned stores in the Seattle market area and the sale of a corporate aircraft. Capital spending during the first three quarters of fiscal 2006 relates to renovations of primarily accessory and shoe areas of certain key stores, upgrades to the Company's planning and allocation and point of sale systems and conversion of 124,000 square foot store in Eugene, Oregon to the Gottschalks format. Capital spending during the first three quarters of fiscal 2005 primarily relates to the opening of the Company's Albany, Oregon store and construction of the Fresno, California, River Park store.

Net cash provided by financing activities during the first three quarters primarily relates to increased borrowing on the Company's revolving credit facility to fund the acquisition of inventory and capital expenditures, partially offset by ongoing payment of principal on long-term obligations. Increases to the Company's revolving line of credit during the first three quarters of fiscal 2006 also include the pay off of the 9.39% mortgages on four of the Company's owned properties of approximately $16.6 million.

Sources of Liquidity

Senior Secured Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006 the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"). In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million, and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, currently consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of October 28, 2006, outstanding borrowings under the credit facility totaled $103.5 million, and excess borrowing availability under the credit facility, after the deduction of the minimum availability requirement and other reserves, totaled $69.3 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility.

As of October 28, 2006, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime plus 0.00% or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of October 28, 2006, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures during the third quarter of fiscal 2006 totaling $6.4 million relate to renovations of primarily accessory and shoe areas of certain key stores, upgrades to the Company's planning and allocation and point of sale systems, and conversion of a store in Eugene, Oregon to the Gottschalks format.

As of October 28, 2006, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $1.7 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of October 28, 2006, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

There has been no change during the Company's fiscal three quarters ended October 28, 2006 in the Company's internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Gottschalks Inc.
(Registrant)
December 5, 2006	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
December 5, 2006	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)