Form 10-K
period 2007-02-03
GOTTSCHALKS INC
filed 2007-04-16
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

Large accelerated filer    ☐          Accelerated filer    ☒          Non-accelerated filer    ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES        ☒ NO

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 29, 2006: Common Stock, $.01 par value: $82,402,148.

      On March 30, 2007 the Registrant had outstanding 13,621,368 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 21, 2007, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

PDF provided as a courtesy

Gottschalks Inc.

2006 ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Item 1. BUSINESS

GENERAL

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of February 3, 2007, the Company operated 60 full-line "Gottschalks" department stores located in 6 Western states, with 38 stores located in California, 8 in Washington, 6 in Alaska, 4 in Oregon, 2 in Nevada and 2 in Idaho. The Company also operates 5 "Village East" and "Gottschalks" specialty stores which carry a limited selection of merchandise. The Company is incorporated in the State of Delaware.

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

The Company has operated continuously for 102 years since it was founded by Emil Gottschalk in 1904. At the time the Company initially offered its stock to the public in 1986, the Company operated 10 department stores. Since then, a net total of 50 department stores have been added, 20 through acquisitions.

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

The Company has also directed considerable effort towards improving the quality and increasing the penetration of private-label merchandise in its overall merchandise mix. The Company's most well recognized private-label is "Shaver Lake," currently carried in the womens, mens and childrens departments, as well as in certain departments in the home division. The "Shaver Lake" brand is exclusively offered in Gottschalks stores, and provides an opportunity to increase Gottschalks' brand acceptance and promote competitive differentiation. The Company plans to expand its private label offerings in mens and womens casual clothing in fiscal 2007.

The Company purchases merchandise from numerous suppliers. No single vendor accounted for more than 5.0% of the Company's net purchases in fiscal 2006. The Company's merchandising activities are conducted centrally from its corporate offices in Fresno, California.

The Company's merchandise mix as a percentage of total sales (including leased department sales) is reflected in the following table:

                                          Fiscal Years
                         -------------------------------------------
                          2006     2005     2004     2003     2002
                         -------  -------  -------  -------  -------
Women's Apparel.........   28.3%   28.2%   28.6%   28.1%   29.0%
Cosmetics, Shoes
  & Accessories.........   26.9     25.8     25.3     24.3     23.6
Home....................   17.9     18.7     18.9     20.1     20.4
Men's Apparel...........   12.7     12.8     12.8     13.3     13.0
Junior's and
 Children's Apparel.....   10.8     11.0     10.8     10.6     10.5
Leased Departments......    3.4      3.5      3.6      3.6      3.5
                         -------  -------  -------  -------  -------
  Total Sales...........  100.0%  100.0%  100.0%  100.0%  100.0%
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

The Company opened 1 new store in fiscal 2006. On August 31, 2006 the Company opened a 120,876 square foot store in Eugene, Oregon. This represents the fourth store the Company operates in the state of Oregon. Future new store openings will focus on sites that will serve to "fill in" geographical areas between existing stores. Management believes this strategy will improve the Company's ability to leverage advertising, transportation and other operating costs more effectively. In addition to opening individual store locations, the Company may also pursue additional selective strategic acquisitions as stores may become available as a result of competitor consolidations.

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

The Company closed two underperforming stores in the Seattle metro-area in April and September of 2006. In addition, the Company closed one store in Danville, California and one store in Moscow, Idaho in August 2006 and January 2007, respectively. However, the Company continues to operate stores in these respective market areas.

The following tables present selected data related to the Company's stores for the fiscal years indicated:

                                           Fiscal Years
                           ---------------------------------------------------
                            2006       2005       2004       2003       2002
                           -------    -------    -------    -------    -------
Stores open at year-end:
--------------------------
Department stores.........     60 (1)     63 (2)     63         63 (3)     69 (3)
Specialty stores (4)......      5          6          6         11         12
                           -------    -------    -------    -------    -------
    Total                      65         69         69         74         81
                           =======    =======    =======    =======    =======

Gross store square
footage(5) (in thousands):
--------------------------
Department stores.........  5,446      5,435      5,406      5,406      5,665
Specialty stores..........     27         30         30         42         54
                           -------    -------    -------    -------    -------
    Total                   5,473      5,465      5,436      5,448      5,719
                           =======    =======    =======    =======    =======

____________________

(1) The Company closed 4 stores, 2 of which were underperforming, and opened 1 new store in fiscal 2006.

(2) The Company closed 3 stores, 2 of which were underperforming, and opened 3 new stores in fiscal 2005.

(3) The Company closed 6 stores in fiscal 2003 and 4 stores in fiscal 2002, all of which were acquired in the Lamonts acquisition in July 2000.

(4) The Company has continued to close certain free-standing Village East stores as their leases expire and incorporate those stores as separate departments into nearby Gottschalks department stores.

(5) Reflects total store square footage, including office space, storage, service and other support space, and selling space.

Following is a summary of the Company's department store locations by store size:

                                                # of
                                               stores
                                                open
                                              --------
  Larger than 200,000 gross square feet.....        2
  150,000 - 199,999 gross square feet.......        9
  100,000 - 149,999 gross square feet.......       10
   40,000 -  99,999 gross square feet.......       32
   20,000 -  39,999 gross square feet.......        7
                                              --------
        Total...............................       60
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

Management focus for fiscal 2007 continues to include an increased effort to attract and service the 30 to 55 year old age group, as well as the Hispanic customer that continues to be a growing segment of the customer base in many current markets.

Distribution of Merchandise

The Company operates a 420,000 square foot distribution center located in Madera, California. The facility, constructed in 1989, is located near the Company's corporate headquarters in Fresno, California. The facility serves all of the Company's store locations, with timely distributions of merchandise to all stores, including its stores located in states outside California.

The Company has continued to improve its logistic systems, focusing on the adoption of new technology and operational best practices, with the goals of receiving, processing and distributing merchandise to stores at a faster rate and at a lower cost per unit. The Company's logistic systems enable the Company to "cross dock" the majority of its merchandise, thereby processing merchandise through the distribution center in several minutes as compared to the several days timeframe required in the past. The Company has formal guidelines for vendors with respect to shipping, receiving and invoicing for merchandise. Vendors that do not comply with the guidelines are charged specified fees depending upon the degree of non-compliance. Such fees are intended to offset higher costs associated with the processing of and payment for such merchandise.

Private-Label Credit Card

Sale of Receivables

In January 31, 2003, the Company sold its proprietary credit card accounts and accounts receivable to HSBC and entered into a Credit Card Program Agreement (the "CCA").

The CCA sets forth the terms and conditions under which HSBC will issue Gottschalks private-label credit cards and pay the Company for sales made on the cards. The CCA had an initial term of five (5) years expiring January 31, 2008 and was cancellable by either party under certain circumstances. On February 4, 2007, the Company and HSBC entered into a new Credit Card Program Agreement which has a term of six (6) years and is cancelable by either party under certain circumstances. The CCA further provides for the Company to be paid a percentage of Net Cardholder Charges and a percentage of other Revenue (as such terms are defined in the CCA). The new Credit Card Program Agreement provides for enhanced percentage of net sales revenues and guarantees marketing funding.

Credit Card Program

Management believes the private-label credit card enhances the Company's ability to generate and retain market share as well as increase sales. Private-label credit card sales as a percentage of total sales were 41.7%, 40.0% and 40.1% in fiscal 2006, 2005 and 2004, respectively. The increase in the private card penetration is due to marketing programs by the Company and HSBC and sales associate incentive programs to open new accounts. Efforts are underway between the Company and HSBC to increase the private card penetration further in 2007.

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
  A "Plus Program (formerly 55+)," charge account program, which offers additional merchandise and service discounts to customers 55 years of age and older;
  Various credit-card related promotional events throughout the year and
  The "Gottschalks Treasure Rewards" program, which has two components. The first component is a program which offers one point for every one dollar in net annual spending using the Company's private label credit card. At the end of each calendar year qualifying customers are sent a merchandise certificate for up to 5% of the total points accumulated, up to a maximum of 10,000 points. Using a "points-based" system allows the Company to offer "double point" opportunities for opening new accounts and other promotions periodically throughout each year. The second component offers a 3-tier membership element where top customers spending $2,000 or more annually receive a Diamond card with the highest level of benefits, including Free Designer Gift Wrap, Priority Customer Service Line and No Coupons Needed Ever. The middle tier customers spending $1,000-$1,999 annually receive a Sapphire card and other middle level benefits and customers spending less than $1,000 per year receive a Treasure card and card benefits, which all 3 customer tiers receive.

Competition and Seasonality

See Part I, Item 1A, "Risk Factors - We Face Significant Competition From Other Retailers" and "Risk Factors - Our Business Is Susceptible To Economic Conditions And Other Factors That Affect Our Markets, Some Of Which Are Beyond Our Control".

Employees

As of February 3, 2007, the Company had approximately 5,800 employees, including 1,700 employees working part-time (less than 32 hours per week on a regular basis). As of January 28, 2006, the Company had 5,900 employees (including 1,700 working part-time). The decrease in the number of employees from the prior year is partially attributable to three fewer stores. The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Management considers its employee relations to be good.

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

The Lamonts Acquisition

The Company completed the largest acquisition in its operating history on July 24, 2000, significantly expanding its presence throughout the Pacific Northwest and Alaska. Under the transaction (hereinafter the "Lamonts acquisition"), the Company acquired 37 department store leases, related store fixtures and equipment and one store building from Lamonts, a bankrupt specialty apparel store chain, for a cash purchase price of $20.1 million. Concurrent with the closing of the transaction, the Company sold one of the store leases for $2.5 million, and subsequently terminated two other store leases, resulting in a net cash purchase price of $17.6 million for 34 store leases, related store fixtures and equipment and one store building. The Company did not acquire any of Lamonts' merchandise inventory, customer credit card receivables or other corporate assets in the transaction, nor did the Company assume any material liabilities, other than the 34 store leases. The 34 stores acquired were located in 5 Western states, with 19 stores in Washington, 7 in Alaska, 5 in Idaho, 2 in Oregon and 1 in Utah. The Company converted the acquired stores to the Gottschalks banner and re-opened the stores in late August and early September 2000. The Company continues to close acquired stores that are determined to be either underperforming or inconsistent with the long-term operating strategy of the Company. The Company continues to operate 14 of the original 34 stores acquired from Lamonts, some of which have continued to perform below expectations. In the event the Company is unable to improve the performance of such underperforming stores, the Company may consider the sale, sublease or closure of these stores in the future.

Special Strategic Committee

In the fourth quarter, 2006, the Company announced that its Board of Directors formed a special strategic committee to identify and evaluate various strategic alternatives to maximize shareholder value, including, a revised business plan, operating partnerships, joint ventures, strategic alliances, share repurchases, a recapitalization, and the sale or merger of the Company. The special strategic committee is comprised of the Board's six independent directors for the alternative review process.

The Company also announced that the Board of Directors' has retained UBS Investment Bank to assist its special strategic committee in exploring various alternatives available to the Company. The Company will also continue to use the financial advisory services of Financo, Inc.

The Company has not set a definitive timetable for completion of its review of strategic alternatives and further advises that there can be no assurances that the evaluation process will result in any transaction. The Company does not intend to disclose developments regarding its evaluation of strategic alternatives unless and until the Board of Directors has approved a specific transaction.

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
  the impact of higher interest rates;
  the impact of higher operating costs, including workers' compensation, property and casualty insurance, unemployment compensation, health care and energy costs;
  future capital expenditures;
  the Company's competitive strategy, competitive pricing and other competitive pressures;
  the effect of the adoption of new accounting standards by the Company;
  the realization of the Company's deferred tax assets;
  the Company's assumptions and expectations underlying its critical accounting policies (see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations");
  the overall level of consumer spending and demand for the products offered;
  general economic conditions;
  the impact of sales promotions and customer service programs on consumer spending;
  lease extensions and suitable alternative store locations; and
  the future cost and utilization of consumer credit programs under the CCA.

Such forward-looking statements can be identified by words such as: "believes," "anticipates," "expects," "intends," "seeks," "may," "will," "projects," "forecasts," "plans" and "estimates". The Company bases its forward-looking statements on its current views and assumptions. As a result, those statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Some of the factors that could cause the Company's results to differ from those predicted include the risk factors discussed under Item 1A, "Risk Factors", as well as other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company typically earns a disproportionate share of its operating income in the fourth quarter because of seasonal buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results.

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

We May Face Higher Operating Costs

Approximately 67% of our debt at February 3, 2007 has underlying variable interest rates, which may result in higher interest expense in the event interest rates are raised. (See Item 7A "Qualitative and Quantitative Disclosures about Market Risk")

A substantial portion of our stores are located in California and Washington. As a result, we are particularly sensitive to negative occurrences in those states. Our inability to adequately address such problems could have a material adverse affect on our financial position and results of operations. In addition, we are facing higher unemployment compensation, health insurance and property and casualty insurance costs in the market areas in which we operate. There can be no assurance that we will be able to fully offset the negative impact of such higher costs.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Corporate Office and Distribution Center

The Company's corporate headquarters is located in an office building in Fresno, California. The building was constructed in 1991 and is owned by a limited partnership in which the Company holds a 36% interest as the sole limited partner. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in 2011. The lease contains two consecutive ten-year renewal options and the Company receives favorable rental terms under the lease. As described in Note 5 to the Financial Statements, the Company has financed its interest in the partnership at a fixed interest rate of 7.5% due in February 2010. The Company believes that its current office space is adequate to meet its office space requirements for the foreseeable future.

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

Store Leases and Locations

The Company owns six of its 60 department stores, only one of which is subject to a mortgage loan, and leases the remaining 54 department stores and all of its 5 specialty stores. The Company's department store leases expire in various years through 2025, and have renewal options for one or more periods ranging from five to 10 years. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

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

The following table contains additional information about the Company's stores open as of the end of fiscal 2007:

                              #        Gross
                             of       Square
          State            Stores   Footage(1)
------------------------- --------- -----------
Department Stores:
  California.............       38   4,127,488
  Washington.............        8     407,605
  Alaska.................        6     349,399
  Oregon.................        4     281,798
  Nevada.................        2     208,411
  Idaho..................        2      71,150

                          --------- -----------
     Total                      60   5,445,851
                          ========= ===========

Specialty Stores:
  California.............        4      23,629
  Nevada.................        1       3,211
                          --------- -----------
    Total                        5      26,840
                          ========= ===========

_______________________

(1) Reflects total store square footage, including office space, storage, service and other support space, and selling space.

Item 3. LEGAL PROCEEDINGS

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint sought wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement, which was given final court approval in September 2006. The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and an additional $60,000 during the fourth quarter of fiscal 2006. All payments were made in December 2006 and final accounting for actual expenses will take place in fiscal 2007. Management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed for trading on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol "GOT" during the periods indicated:

                            2006              2005
                       ----------------  ----------------
Fiscal Quarters         High      Low     High      Low
---------------------  -------  -------  -------  -------
   1st Quarter....... $  9.80  $  8.60  $ 12.45  $  7.99
   2nd Quarter....... $  9.35  $  6.29  $ 11.85  $  9.56
   3rd Quarter....... $  9.33  $  7.85  $ 11.80  $  8.20
   4th Quarter....... $ 11.89  $  9.25  $  9.81  $  7.77

On March 30, 2007, the Company had 667 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The closing price of the Company's common stock as reported by the NYSE on March 30, 2007 was $14.27 per share.

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

The following table provides information as of February 3, 2007 about the Company's common stock that may be issued upon the exercise of options granted to employees or members of the Board of Directors under all of the Company's existing equity compensation plans.

                                                                                   Number of
                                                                                  securities
                                                                                   remaining
                                                                                 available for
                                                                                future issuance
                                                                                 under equity
                                                Number of         Weighted-      compensation
                                             securities to be      average           plans
                                               issued upon        exercise        (excluding
                                                exercise of        price of        securities
                                                outstanding     outstanding      reflected in
Plan Category                                     options          options        column (a))
-------------------------------------------- ----------------- --------------- -----------------
Equity compensation plans approved by
  security holders..........................     1,159,375          $6.43          1,437,500
Equity compensation plans not approved
  by security holders.......................        N/A              N/A              N/A
                                             ----------------- --------------- -----------------
Total.......................................     1,159,375          $6.43          1,437,500
                                             ================= =============== =================

Performance Graph

The following graph compares the cumulative total return on the Company's common stock with the cumulative total return of the S & P Smallcap 600 Index and the S & P Department Stores Index for the five-year period commencing January 31, 2002. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6. SELECTED FINANCIAL DATA

The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003 are referred to herein as fiscal 2006, 2005, 2004, 2003 and 2002, respectively. All fiscal years noted include 52 weeks with the exception of fiscal 2006 which includes 53 weeks.

The selected unaudited financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Financial Statements of the Company and related notes included elsewhere herein.

The Company has reclassified the results of operations of certain stores closed in fiscal 2006 to discontinued operations in 2005, 2004, 2003 and 2002.

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2006          2005          2004          2003          2002
                                         ---------     ---------     ---------     ---------     ---------
                                                   (In thousands of dollars, except share data)
RESULTS OF OPERATIONS:
Net sales.............................. $ 680,966     $ 665,460     $ 650,256     $ 649,087     $ 655,557
Net credit revenues....................     3,087         3,084         3,106         3,729         8,225
Net leased department
  revenues (1).........................     3,428         3,506         3,515         3,525         3,557
                                         ---------     ---------     ---------     ---------     ---------
   Total revenues......................   687,481       672,050       656,877       656,341       667,339
                                         ---------     ---------     ---------     ---------     ---------
Costs and expenses:
  Cost of sales........................   446,619       434,387       424,775       427,221       434,563
  Selling, general and
   administrative expenses.............   212,355       204,945       201,073       198,069       201,830
  Depreciation and
   amortization (2)....................    15,276        13,242        12,830        14,026        13,944
  Gain on sale of aircraft (3).........      (946)
  VEBA litigation (4)..................        60         1,811
  New store opening costs (5)..........       376           688
  Asset impairment charges (6).........                                                             9,502
  Receivables sale costs (7)...........                                                             1,749
                                         ---------     ---------     ---------     ---------     ---------
   Total costs and expenses............   673,740       655,073       638,678       639,316       661,588
                                         ---------     ---------     ---------     ---------     ---------
Operating income ......................    13,741        16,977        18,199        17,025         5,751
                                         ---------     ---------     ---------     ---------     ---------
Other (income) expense:
 Interest expense......................    10,058         9,242         9,509        13,296        15,883
 Losses on early extinguishment
   of debt (8).........................                                                             3,695
 Miscellaneous income..................    (1,389)       (1,515)       (1,565)       (2,262)       (1,802)
                                         ---------     ---------     ---------     ---------     ---------
                                            8,669         7,727         7,944        11,034        17,776
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) from continuing
   operations before income taxes......     5,072         9,250        10,255         5,991       (12,025)

Income tax expense (benefit)...........     1,631         3,107         3,676         2,097        (5,910)
                                         ---------     ---------     ---------     ---------     ---------
Income (loss) from
   continuing operations...............     3,441         6,143         6,579         3,894        (6,115)
                                         ---------     ---------     ---------     ---------     ---------
Discontinued operations:
  Loss from operation of closed stores.    (1,102)       (1,609)       (1,935)       (3,060)       (4,679)
  Gain (loss) on store closures (9)....       (98)          180           (31)         (789)       (4,801)
  Income tax benefit...................       408           486           668         1,309         3,223
                                         ---------     ---------     ---------     ---------     ---------
Loss on discontinued operations........      (792)         (943)       (1,298)       (2,540)       (6,257)
                                         ---------     ---------     ---------     ---------     ---------
Net income (loss)...................... $   2,649     $   5,200     $   5,281     $   1,354     $ (12,372)
                                         =========     =========     =========     =========     =========

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2006          2005          2004          2003          2002
                                         ---------     ---------     ---------     ---------     ---------
                                                   (In thousands of dollars, except share data)
Net income (loss) per common share
Basic:
   Income (loss) from continuing
    operations......................... $    0.26     $    0.46     $    0.51     $    0.30     $   (0.48)
   Loss on discontinued operations.....     (0.06)        (0.07)        (0.10)        (0.20)        (0.49)
   Net income (loss) per common share..      0.20          0.39          0.41          0.10         (0.97)
Diluted:
   Income (loss) from continuing
    operation..........................      0.25          0.45          0.49          0.30         (0.48)
   Loss on discontinued operations.....     (0.06)        (0.07)        (0.09)        (0.20)        (0.49)
   Net income (loss) per common share.. $    0.19     $    0.38     $    0.40     $    0.10     $   (0.97)

Weighted-average number of
  common shares outstanding:
     Basic.............................    13,428        13,245        12,922        12,830        12,747
     Diluted...........................    13,758        13,797        13,352        12,919        12,747

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2006          2005          2004          2003          2002
                                         ---------     ---------     ---------     ---------     ---------
                                                              (In thousands of dollars)
SELECTED BALANCE SHEET DATA:
Receivables, net....................... $   8,198     $   7,284     $   6,920     $   9,145     $  10,641
Merchandise inventories (10)...........   168,702       159,986       152,753       156,552       164,615
Property and equipment, net............   134,696       133,545       126,509       127,561       138,910
Total assets...........................   350,066       335,022       321,253       326,137       350,728
Working capital........................   117,301        96,930        94,439        58,444        50,241
Long-term obligations,
  less current portion.................    97,354        76,906        71,403        41,302        45,097
Subordinated note
  payable to affiliate.................    19,180        20,180        21,180        22,180        21,989
Stockholders' equity...................   124,592       119,904       112,356       106,368       104,886

                                                                Fiscal Years
                                         ------------- ---------------------------------------------------
                                           2006          2005          2004          2003          2002
                                         ---------     ---------     ---------     ---------     ---------
                                  (In thousands of dollars, except percentages, ratios and per square foot data)
OTHER SELECTED DATA:
Sales growth:
  Total store sales (11)(13)...........     (0.3)%          2.3%        (0.7)%        (3.5)%        (2.7)%
  Comparable store sales (12)(13)......       0.6%          1.2%          0.2%        (0.7)%        (0.8)%

Comparable stores data (12)(14):
  Sales per selling square foot........ $     155     $     149     $     149     $     149     $     148
  Selling square footage...............     4,400         4,499         4,451         4,451         4,654

Capital expenditures................... $  21,100     $  22,227     $  13,745     $   4,363     $   8,279
Current ratio..........................     2.38:1        2.06:1        2.10:1        1.46:1        1.34:1

__________________________

(1) Net leased department revenues consist of sales totaling $23.9 million, $24.4 million, $24.3 million, $24.5 million, and $24.9 million, in fiscal 2006, 2005, 2004, 2003 and 2002, respectively, less cost of sales.

(2) Depreciation and amortization includes the net amortization (accretion) of leasehold interests totaling $37,200 in each year presented. Effective the beginning of fiscal 2002, the Company implemented the provisions of SFAS No. 142. As a result, the Company no longer amortizes goodwill and instead tests it annually for impairment. The Company continues to amortize leasehold interests (see Note 1 to the Financial Statements).

(3) Represents the sale of a corporate aircraft for $1,037,000 (net of selling costs) that resulted in a gain of $946,000.

(4) Represents reserves and increases in the estimated settlement of a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. See Note 14 to the Financial Statements.

(5) Represents new store pre-opening costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store.

(6) The fiscal 2002 charge consists of non-cash asset impairment charges to write down long-lived assets related to certain underperforming stores.

(7) Represents receivable sale transaction costs, net of an interest only strip. The interest only strip represents the portion of the initial program fees to be received that is considered a residual interest in the assets sold. See Note 2 to the Financial Statements

(8) Represents securitization program prepayment penalties and the write-off of unamortized loan fees.

(9) The fiscal 2006 amount includes $0.1 million related to a gain on the sale of a building related to a store closure, $0.1 million loss on disposal of assets related to another store closure, and $0.1 million related to both closures consisting of severance and other incremental costs. The fiscal 2005 amount consists of costs associated with the closure of 3 stores of $0.1 million net of $0.3 million income received from a kick-out clause executed by the landlord triggering one of the store closures. The fiscal 2004 amount consists of incremental costs associated with the closure of one store at January 31, 2004. The fiscal 2003 amount represents costs related to the closure of seven stores primarily consisting of lease termination costs, severance, and other incremental costs associated with the store closings. The fiscal 2002 amount represents costs associated with the closure of four stores in fiscal 2002 including lease termination costs, severance, and other incremental costs associated with the store closings, asset impairment charges related to stores closed in fiscal 2003 and fiscal 2002, and a gain on sale of two store leases and certain fixtures in fiscal 2002.

(10) The increase in inventory from 2005 to 2006 is primarily related to one additional week's receipts owing to the 53rd week ending February 3, 2007. The increase in inventory from fiscal 2004 to 2005 is related to new store openings net of store closures and the timing on certain spring receipt flows. The decrease in inventory from fiscal 2003 to 2004 is primarily due to the reduction of inventory levels to more closely reflect selling trends, and to store closures. The decrease in inventory from fiscal 2002 to 2003 is primarily due to store closures.

(11) Total store sales include sales from stores reported in discontinued operations.

(12) Comparable stores are defined as stores which have been open for at least 12 full months and which remain open as of the applicable reporting date. However, reflecting the effects of the opening of the River Park store on other Fresno area stores, such stores are excluded from the comparable store base.

(13) For comparative purposes, sales growth percentages exclude the effect of 53rd week sales in fiscal 2006.

(14) Includes leased department sales in order to facilitate an understanding of the Company's sales relative to its selling square footage.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors that have affected the Company's financial position and its results of operations for the periods presented in the accompanying financial statements.

Fiscal 2006 results include 53 weeks. Fiscal 2005 and 2004 results include 52 weeks.

Overview

The Company is a regional department and specialty store chain completing its 102nd year of operation. As of February 3, 2007, the Company operated 60 full-line "Gottschalks" department stores located in six Western states, with the majority of those stores located in California. The Company also operates 4 "Village East" and 1 "Gottschalks" specialty store which carry a limited selection of merchandise.

The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including mens, womens, juniors and childrens apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings including china, housewares, domestics, small electric appliances and, in selected locations, furniture and mattresses.

In the fourth quarter, 2006, the Company announced that its Board of Directors formed a special strategic committee to identify and evaluate various strategic alternatives to maximize shareholder value, including, a revised business plan, operating partnerships, joint ventures, strategic alliances, share repurchases, a recapitalization, and the sale or merger of the Company. The special strategic committee is comprised of the Board's six independent directors for the alternative review process.

The Company also announced that the Board of Directors' has retained UBS Investment Bank to assist its special strategic committee in exploring various alternatives available to the Company. The Company will also continue to use the financial advisory services of Financo, Inc.

The Company has not set a definitive timetable for completion of its review of strategic alternatives and further advises that there can be no assurances that the evaluation process will result in any transaction. The Company does not intend to disclose developments regarding its evaluation of strategic alternatives unless and until the Board of Directors has approved a specific transaction.

The retail industry is highly competitive. The Company experiences competitive pressures from department stores, specialty stores, mass merchandisers and other retail channels, and from general consumer spending levels, including the impact of employment levels and other economic conditions. Despite these challenges, the Company achieved a moderate comparable store sales growth of 0.6%, excluding the effect of 53rd week sales, during fiscal 2006 and 1.2% during fiscal 2005.

During fiscal 2006 the Company closed 4 stores, 2 of which were underperforming, and opened 1 store in Eugene, Oregon. The store gross margin dollars lost by these closures were somewhat offset by incremental gross margin dollars generated from a successful new store opening. Rising costs, including incremental opening and operating costs of the new store, and increases in fuel and energy costs during the year, affecting utilities, supplies, and transportation costs were somewhat offset by the successful new store performance.

During fiscal 2005 the Company became subject to a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement, which received final court approval in September 2006. Accordingly, the Company accrued $1.8 million in the fourth quarter of fiscal 2005 and $60,000 in the fourth quarter of fiscal 2006 for estimated legal fees and settlement costs and disbursed all funds in December 2006. Management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

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

As a result of its stable performance and continued improvement in debt structure, the Company plans to increase its efforts to refresh the presentation of its core store base as well as continue to explore opportunities for controlled new store growth.

Critical Accounting Policies

The Company's significant accounting policies are described in Note 1 to the Financial Statements included in Part IV, Item 15 of this Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, the adequacy of its workers' compensation insurance reserves, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. In the past, actual results have not been materially different from the Company's estimates.

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

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Statements of Operations, expressed as a percent of net sales. The Company has reclassified the results of operations of certain stores closed in fiscal 2006 to discontinued operations in fiscal 2005 and fiscal 2004.

                                               Fiscal Years
                                     -------------------------------
                                       2006       2005       2004
                                     ---------  ---------  ---------
Net sales...........................    100.0%    100.0%    100.0%
Net credit revenues.................      0.4        0.5        0.5
Net leased department revenues......      0.5        0.5        0.5
                                     ---------  ---------  ---------
     Total revenues.................    100.9      101.0      101.0

Costs and expenses:
   Cost of sales....................     65.6       65.2       65.3
   Selling, general and
     administrative expenses........     31.2       30.8       30.9
   Depreciation and amortization....      2.2        2.0        2.0
     Gain on sale of aircraft.......     (0.1)
     VEBA litigation................                 0.3
     New store opening costs........                 0.1

                                     ---------  ---------  ---------
     Total costs and expenses.......     98.9       98.4       98.2
                                     ---------  ---------  ---------
Operating income....................      2.0        2.6        2.8

Other (income) expense:
   Interest expense.................      1.5        1.4        1.4
   Miscellaneous income.............     (0.2)      (0.2)      (0.2)
                                     ---------  ---------  ---------
                                          1.3        1.2        1.2
                                     ---------  ---------  ---------
Income before income taxes..........      0.7        1.4        1.6

Income tax expense..................      0.2        0.5        0.6
                                     ---------  ---------  ---------
Income from continuing
 operations.........................      0.5        0.9        1.0

Discontinued operations:
  Loss from operation of
   closed stores....................     (0.2)      (0.2)      (0.3)
  Income tax benefit................      0.1        0.1        0.1
                                     ---------  ---------  ---------
Loss on discontinued operations.....     (0.1)      (0.1)      (0.2)
                                     ---------  ---------  ---------
Net income..........................      0.4%      0.8%      0.8%
                                     =========  =========  =========

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales from continuing operations increased by approximately $15.5 million, or 2.3%, to $681.0 million in fiscal 2006 as compared to $665.5 million in fiscal 2005. The fiscal 2006 sales increase is primarily attributable to the opening of the Company's 120,876 square foot store in Eugene, Oregon. Promotional activity helped drive the sales increases through a continuing soft general economic environment and continuing competitive pressures in much of the Company's market areas. The Company also achieved a 0.6% comparable store sales increase in fiscal 2006 driven predominantly by sales increases in the Company's more fashion forward merchandise categories. Comparable store sales includes sales for stores open for the full period in both years. However, reflecting the effects of the opening of the River Park store in fiscal 2005 on other Fresno area stores, such stores have been excluded from the Company's comparable store base. The Company's 2006 fiscal year consisted of 53 weeks as compared to its 2005 fiscal year, which consisted of 52 weeks. Total sales for fiscal 2006 excluding the additional week decreased 0.3% to $675.2 million. Same store sales for the comparable 52-week fiscal year period increased 0.6% from fiscal 2005.

The Company operated 60 department stores and 5 specialty stores as of the end of fiscal 2006 as compared to 63 department stores and 6 specialty stores as of the end of fiscal 2005. As described more fully in Note 9 to the accompanying financial statements, during fiscal 2006 the Company closed 4 stores, 2 of which were underperforming, and opened 1 new store in Eugene, Oregon.

Net Credit Revenues

As described more fully in Note 2 to the accompanying financial statements, in January 2003, pursuant to the terms of a Purchase and Sale Agreement between the Company and Household Bank SB (N.A.), which has subsequently been acquired by HSBC Group ("HSBC"), the Company sold its private label credit card accounts and accounts receivable to HSBC. In connection with the sale, the Company entered into a Credit Card Program Agreement (the "CCA"). The CCA provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in net credit revenues. The CCA had an initial term of five (5) years expiring January 31, 2008 and was cancelable earlier by either party under certain circumstances. On February 4, 2007, the Company and HSBC entered into a new Credit Card Program Agreement which has a term of six (6) years and is cancelable by either party under certain circumstances. The new Credit Card Program Agreement provides the Company will be paid a percentage of Net Credit Card Sales and a percentage of Other Revenue (each as defined in the CCA). In addition, the Company is guaranteed a percentage of net credit card sales (as defined in the CCA) will be used by HSBC to fund marketing programs.

Net credit revenues related to the program in fiscal 2006 were essentially even with fiscal 2005 at $3.1 million. As a percent of net sales, net credit revenues were 0.4% of net sales in fiscal 2006 and 0.5% of net sales in fiscal 2005.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments was $3.4 million in fiscal 2006, compared to $3.5 million in fiscal 2005. Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of fine jewelry departments and beauty salons, totaled $23.9 million in fiscal 2006 as compared to $24.4 million in fiscal 2005.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $12.2 million to $446.6 million in fiscal 2006 as compared to $434.4 million in fiscal 2005, an increase of 2.8%. The increase is primarily due to the increase in sales volume. The Company's gross margin percentage in fiscal 2006 was 34.4% compared to 34.7% in fiscal 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased approximately $7.4 million, or 3.6%, to $212.4 million in fiscal 2006 as compared to $204.9 million in fiscal 2005. As a percentage of net sales, selling, general and administrative expenses increased 0.4% to 31.2% in fiscal 2006 as compared to 30.8% in fiscal 2005. The increase is primarily attributable to increases in payroll costs and fringe benefits, including a non-recurring $1.1 million increase in the vacation reserve to comply with the VEBA litigation settlement, and $0.8 million in stock-based compensation. The vacation expense increase was offset by decreases in worker's compensation and health insurance expenses. In addition, higher energy costs, increased professional fees and higher freight surcharges contributed to the increase in selling, general and administrative expenses. Gross advertising spending has also increased relative to the increase in net sales. These increases are partially offset by $0.4 million received as a member of a class of a settled lawsuit against VISA U.S.A. Inc. and MasterCard International Incorporated. The Company expects to see a continuation of higher fuel and energy costs for the foreseeable future.

Depreciation and Amortization

Depreciation and amortization expense, which includes the net amortization (accretion) of intangible assets other than goodwill, increased by approximately $2.0 million or 15.4%, to $15.3 million in fiscal 2006 as compared to $13.2 million in fiscal 2005. As a percent of net sales, depreciation and amortization expense was 2.2% in fiscal 2006 and 2.0% in fiscal 2005. This increase includes $0.2 million related to accelerated depreciation of assets due to the closing of the Danville, California store in August 2006. The dollar increase is also a result of capital additions related to the Company's new store, major remodel projects at certain existing stores and upgrades to the planning and allocation and point of sale systems.

Gain on Sale of Aircraft

The Company sold a corporate aircraft on June 30, 2006 for $1,037,000 (net of selling costs) that resulted in a gain of $946,000. The gain is reflected in operating income as the aircraft was reported as an operating asset.

VEBA Litigation

The VEBA litigation costs represent a reserve for settlement of a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement, which was given final court approval in September 2006. The Company accrued $1.8 million in the fourth quarter of fiscal 2005 for estimated legal fees and costs and an additional $60,000 in the fourth quarter of fiscal 2006. All payments were made in December 2006 and final accounting for actual expenses will take place in fiscal 2007. Management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized new store opening costs totaling $0.4 million in connection with the opening of a new store in Eugene, Oregon, which opened August 31, 2006. In fiscal 2005, the Company recognized $0.7 million in new store opening costs related to the opening of new stores in each of Fresno, California and Albany, Oregon, and the reopening of the Pocatello, Idaho store.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.8 million to $10.1 million in fiscal 2006 compared to $9.2 million in fiscal 2005, an increase of 8.8%. As a percent of net sales, interest expense increased to 1.5% in fiscal 2006 as compared to 1.4% in fiscal 2005. These increases are primarily due to continued increases in interest rates charged on the Company's variable rate debt and include a charge of $0.2 million related to the early termination of the Company's 9.39% mortgages. These increases were partially offset by a $0.2 million favorable fair value adjustment on the Company's $25 million notional amount interest swap. The Company anticipates that its interest rate swap will continue to provide protection against rising interest rates for the near term. The weighted average interest rate applicable to the revolving credit facility was 7.1% in fiscal 2006 (7.3% at February 3, 2007) as compared to 6.0% in fiscal 2005. During the third quarter of fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in buildings and equipment under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received. Accordingly, fiscal 2006 also includes interest charges of $0.9 million, compared to $0.4 million in fiscal 2005, related to the accounting for rental payments as repayment of the related construction reimbursements utilizing the effective interest method.

Miscellaneous Income

Miscellaneous income, which consists of the amortization of long-term deferred credits recorded upon receipt of donated land, income from the Company's investment in a partnership, and other miscellaneous non-operating income decreased by approximately $0.1 million to $1.4 million in fiscal 2006 as compared to $1.5 million in fiscal 2005. Miscellaneous income does not include any material offsetting expense items. As a percent of net sales, miscellaneous income was 0.2% in fiscal 2006 and in fiscal 2005.

Income Taxes

The Company's effective tax rate for continuing operations is 32.2% in fiscal 2006 as compared to 33.6% in fiscal 2005. Including the tax benefit reported in discontinued operations, the Company's effective tax rate is 31.6% in fiscal 2006 as compared to 33.5% in fiscal 2005. In both fiscal 2006 and fiscal 2005, the Company benefited from the release of a portion of its valuation allowance associated with certain tax credit carryforwards that the Company determined were more likely than not to be realized.

Income From Continuing Operations

As a result of the foregoing, the Company reported income from continuing operations of $3.4 million, or $0.25 per diluted share, in fiscal 2006 as compared to $6.1 million, or $0.45 per diluted share, in fiscal 2005.

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

(In thousands)                                               2006        2005
--------------------------------------------------------  ----------  ----------
Net sales from closed stores............................ $    2,921  $   11,480

Cost of sales...........................................      2,421       7,442
Selling, general and administrative expenses............      1,533       5,235
Depreciation and amortization...........................         69         412
                                                          ----------  ----------
  Total costs and expenses..............................      4,023      13,089
                                                          ----------  ----------
Loss from operations of closed stores................... $   (1,102) $   (1,609)
                                                          ==========  ==========

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

In addition, the Company closed one store in Danville, California and one store in Moscow, Idaho during the third quarter and fourth quarter of fiscal 2006. The Company also closed one store in Fresno, California during the first quarter of fiscal 2005. These closures are not reported as discontinued operations due to the shift of revenues to other stores in the respective markets. The Company has a written agreement with the landlord to close the Wasilla, Alaska store in April 2007. This closure is not considered a discontinued operation as the Company has remaining stores in the market area.

Certain of the Company's stores may perform below expectations from time to time. In the event the Company is unable to improve the operating performance of such underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

Net Income

As a result of the foregoing, the Company reported net income of $2.6 million in fiscal 2006 as compared to $5.2 million in fiscal 2005. On a per diluted share basis net income was $0.19 per share in fiscal 2006 compared to $0.38 per share in and fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales from continuing operations increased by approximately $15.2 million, or 2.3%, to $665.5 million in fiscal 2005 as compared to $650.3 million in fiscal 2004. The fiscal 2005 sales increase is primarily attributable to the opening of the Company's 100,000 square foot lifestyle center store at River Park in Fresno, California and a 43,260 square foot store in Albany, Oregon. Promotional activity helped drive the sales increases through a continuing soft general economic environment and continuing competitive pressures in much of the Company's market areas. The Company also achieved a 1.2% comparable store sales increase in fiscal 2005 driven predominantly by sales increases in the Company's more fashion forward merchandise categories. Comparable store sales includes sales for stores open for the full period in both years. However, reflecting the effects of the opening of the River Park store on other Fresno area stores, such stores have been excluded from the Company's comparable store base.

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

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $9.6 million to $434.4 million in fiscal 2005 as compared to $424.8 million in fiscal 2004, an increase of 2.3%. The increase is primarily due to the increase in sales volume. The Company's gross margin percentage in fiscal 2005 remained equal to fiscal 2004 at 34.7%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased approximately $3.8 million, or 1.9%, to $204.9 million in fiscal 2005 as compared to $201.1 million in fiscal 2004. As a percentage of net sales, selling, general and administrative expenses decreased 0.1% to 30.8% in fiscal 2005 as compared to 30.9% in fiscal 2004. The dollar increase is primarily attributable to incremental operating costs of the new stores, and increases in fuel and energy costs during the year affecting utilities, supplies, and transportation costs. The Company expects to see a continuation of higher fuel and energy costs for the foreseeable future.

Depreciation and Amortization

Depreciation and amortization expense, which includes the net amortization (accretion) of intangible assets other than goodwill, increased by approximately $0.4 million or 3.1%, to $13.2 million in fiscal 2005 as compared to $12.8 million in fiscal 2004. As a percent of net sales, depreciation and amortization expense was 2.0% in fiscal 2005 and in fiscal 2004. The dollar increase is primarily the result of capital additions related to the Company's new stores and major remodel projects at certain existing stores.

VEBA Litigation

The VEBA litigation costs represent a reserve for settlement of a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement, which has court approval. The settlement plan was approved in September 2006 and all disbursements were made in December 2006. The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and an additional $60,000 in the fourth quarter of fiscal 2006. Final accounting for this matter will take place in 2007. Management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

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

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.3 million to $9.2 million in fiscal 2005 as compared to $9.5 million in fiscal 2004, a decrease of 3.2%. As a percent of net sales, interest expense was 1.4% in 2005 and 2004. The dollar decrease was primarily due to lower average outstanding borrowing on the Company's revolving line of credit during fiscal 2005 as compared to fiscal 2004 and the elimination of certain higher interest debt facilities, resulting from the amendment and extension of the Company's revolving credit facility, partially offset by increasing interest rates on the Company's variable rate debt, and a $0.1 million fair value adjustment to the Company's $25 million notional amount interest rate swap. The weighted average interest rate applicable to the revolving credit facility was 6.0% in fiscal 2005 as compared to 4.6% in fiscal 2004. During the third quarter of fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in building and equipment under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received. Accordingly, fiscal 2005 also includes interest charges of $0.4 million related to the accounting for rental payments as repayment of the related construction reimbursement utilizing the effective interest method. Fiscal 2004 included one- time charges of $0.4 million for the early termination of certain debt in connection with the amendment and extension of the Company's revolving credit facility.

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

Income Taxes

The Company's effective tax rate for continuing operations is 33.5% in fiscal 2005 as compared to 36.1% in fiscal 2004. Including the tax benefit reported in discontinued operations, the Company's effective tax rate is 33.5% in fiscal 2005 as compared to 36.3% in fiscal 2004. In fiscal 2005, the Company benefited from the release of a portion of its valuation allowance associated with certain tax credit carryforwards that the Company determined were more likely than not to be realized.

Income From Continuing Operations

As a result of the foregoing, the Company reported income from continuing operations of $6.1 million, or $0.45 per diluted share, in fiscal 2005 as compared $6.6 million, or $0.49 per diluted share, in fiscal 2004.

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

(In thousands)                                               2005        2004
--------------------------------------------------------  ----------  ----------
Net sales from closed stores............................ $   11,480  $   11,736

Cost of sales...........................................      7,442       7,353
Selling, general and administrative expenses............      5,235       5,823
Depreciation and amortization...........................        412         495
                                                          ----------  ----------
  Total costs and expenses..............................     13,089      13,671
                                                          ----------  ----------
Loss from operations of closed stores................... $   (1,609) $   (1,935)
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

Net Income

As a result of the foregoing, the Company reported net income of $5.2 million in fiscal 2005 as compared to $5.3 million in fiscal 2004. On a per diluted share basis net income was $.38 per share in fiscal 2005 compared to $0.40 per share in and fiscal 2004.

Liquidity and Capital Resources

The Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, short-term trade and factor credit, and by proceeds from external financings.

In fiscal 2006, the Company generated negative cash flow from operations of $4.8 million as compared to positive cash flow of $19.6 million in fiscal 2005 and $38.4 million in fiscal 2004. The $24.4 million decrease in cash provided by operating activities in fiscal 2006 relative to fiscal 2005 was primarily due to a higher level of vendor claims for settlement, a higher inventory level, and a larger workers' compensation deposit. The decrease in accrued expense was $2.9 million at the end of fiscal 2006, of which the VEBA liability of $1.8 million was paid in December 2006. Taxes, other than income tax, decreased by $8.8 million at the end of 2006, primarily due to the payment in January 2007 of final December 2006 state sales and use tax. Since the fiscal year ended February 3, 2007, the payments were due and paid January 31, 2007; in 2005 these payments were made in February 2006.

The $18.8 million decrease in cash provided by operating activities in fiscal 2005 relative to fiscal 2004 was primarily due to the acquisition of inventory for new stores, the timing of collection of vendor claims, and long-term liabilities related to landlord reimbursements for the River Park store of $6.0 million deemed financing cash flows in 2005 due to the Company's involvement in the construction of the building. The increase in trade payables at the end of fiscal 2005 as compared to fiscal 2004 of approximately $4.6 million is partially offset by a decrease in cash management liability of approximately $3.2 million. Increases in accrued expenses of approximately $3.9 million at the end of fiscal 2005 as compared to the end of fiscal 2004 primarily relate to the timing of payment of certain normal recurring expenses.

Net cash used in investing activities amounted to $16.9 million, $21.9 million, and $13.4 million in fiscal 2006, 2005, and 2004, respectively. The net cash outflow in fiscal 2006 and fiscal 2005 increased from fiscal 2004 due to increased capital expenditures for store remodeling and new store construction (see "Uses of Liquidity"), partially offset in fiscal 2006 by the sale of the Silverdale, Washington store location and the sale of a corporate aircraft.

Net cash provided by financing activities was $22.4 million in fiscal 2006 primarily the result of increased borrowing on the Company's revolving credit facility to fund the acquisition of inventory and capital expenditures. Increase to the revolving line of credit in fiscal 2006 also includes the pay-off of the 9.39% mortgages on four of the Company's owned properties of approximately $16.6 million. Net cash provided by financing activities of $2.1 million in fiscal 2005 was primarily the result of the $6.0 million landlord reimbursement previously mentioned, offset by repayment of long-term obligations. The net cash outflow of $24.7 million in fiscal 2004 was attributable to the payoff of certain high interest debt and continued reductions of outstanding borrowing on the Company's revolving credit facility, partially offset by additional funds provided by a lower fixed interest term loan connected to the amended revolving credit agreement.

Sources of Liquidity

Senior Secured Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006 the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"), which payoff occurred subsequent to the end of fiscal 2005. In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of February 3, 2007, outstanding borrowings under the credit facility totaled $83.8 million, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $50.4 million.

As of February 3, 2007, interest charged on amounts borrowed under the revolving portion of the credit facility is at the prime rate (8.25% at February 3, 2007), or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum (6.57% at February 3, 2007), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime, or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of February 3, 2007, management believes the Company was in compliance with all applicable financial covenants.

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

Transactions With Affiliate

El Corte Ingles ("ECI") of Spain, and Harris, a wholly owned subsidiary of ECI, became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The Company issued a Subordinated Note to Harris, in the principal amount of $22,179,000 as partial consideration for the Harris acquisition (the "Original Note"). The Original Note, discounted to an effective interest rate of 10% at issuance, bore interest at a fixed rate of 8%. On December 7, 2004 a new Subordinated Note due May 30, 2009 superseded the Original Note. The new Subordinated Note bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1.0 million each upon execution of the note, on February 20, 2005, February 20, 2006, and subsequent to fiscal year end on February 20, 2007, as scheduled. Principal payments of $2.0 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements, and capital expenditures. Capital expenditures in fiscal 2006, of $21.1 million, were primarily related to the construction and fixturing of the Company's new Eugene store and renovation and refixturing of certain existing locations, to certain information system enhancements and to the purchase of a corporate aircraft. The Company does not currently have any firm commitments for the opening of new stores in fiscal 2007.

As of February 3, 2007, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $0.7 million. The standby letters of credit were issued to provide collateral for workers' compensation insurance policies. Management believes that the likelihood of any draws under the workers' compensation standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Contractual Obligations

The following tables set forth certain information concerning the Company's debt obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

Contractual Obligations:

                                                           Payments due by period (1)
                                                                  (In thousands)
                                       -----------------------------------------------------------------
                                        Fiscal     Fiscal      Fiscal     Fiscal     Fiscal     There-
                                         2007       2008        2009       2010       2011       after
                                       ---------  ---------  ----------  ---------  ---------  ---------
Long-term debt....................... $   1,243  $   1,279  $    1,315  $     573  $     537  $   1,677
Capitalized lease obligations........     1,593      1,376       1,376      1,417      1,476     15,586
Subordinated note
  payable to affiliate...............     1,000      2,000      16,180
Non-cancelable operating leases......    22,865     21,687      19,086     16,056     14,446     57,290
Purchase obligations (2).............     1,273        952         773        468         78        177
Interest (3).........................     9,162      8,921       2,268      1,270      1,184      8,857
                                       ---------  ---------  ----------  ---------  ---------  ---------
Total contractual cash obligations... $  37,136  $  36,215  $   40,998  $  19,784  $  17,721  $  83,587
                                       =========  =========  ==========  =========  =========  =========

                                                  Amount of commitment expiration by period
                                                                (In thousands)
                                       -----------------------------------------------------------------
                                        Fiscal     Fiscal      Fiscal     Fiscal     Fiscal     There-
                                         2007       2008        2009       2010       2011       after
                                       ---------  ---------  ----------  ---------  ---------  ---------
Senior revolving credit facility (4). $          $          $   83,762  $          $          $
Standby letters of credit............     1,486
Documentary letters of credit........       711
                                       ---------  ---------  ----------  ---------  ---------  ---------
                                      $   2,197  $          $   83,762  $          $          $
                                       =========  =========  ==========  =========  =========  =========

(1) See Notes 5, 7 and 8 to the accompanying financial statements.

(2) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Agreements that are cancelable without penalty have been excluded. Purchase obligations relate primarily to service and maintenance agreements and information technology contracts.

(3) Interest payments in future periods have been reflected based on debt levels and fixed interest rates as of fiscal year ended February 3, 2007. The rate on variable interest debt is reflected at the effective interest rate as of March 3, 2007.

(4) Represents outstanding borrowings under the Company's senior revolving credit facility as of February 3, 2007. The table presents that amount as due at February 2, 2009, the end of the commitment period for the facility.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to twelve months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

Cash generated by operations, together with liquidity provided by the credit facility, and other financial resources are expected to adequately finance the Company's planned cash requirements for fiscal 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a "more-likely-than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 applies to all tax positions related to income taxes subject to FAS 109 and creates a single model to address accounting for uncertainty in tax positions. FIN 48 requires that tax positions accounted for under FAS 109 be evaluated for recognition based solely on technical merits and the resulting tax benefits be measured using a cumulative probability assessment and the Company's plan for settlement. The recognition classification and cumulative effect of the FIN 48 liability may be recorded as an adjustment to retained earnings. The Company is required to adopt FIN 48 beginning in fiscal year 2007. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company's financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce fluctuation in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for the Company on February 3, 2008. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations and cash flows.

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

The following table sets forth unaudited quarterly results of operations for fiscal 2006 and 2005 (in thousands, except per share data). The Company has reclassified the results of operations of certain stores closed in fiscal 2006 to discontinued operations for all periods presented.

                                                                          Fiscal 2006
                                                       ----------------------------------------------
Quarter Ended                                           April 29    July 29    October 28  February 3
-----------------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations................. $  142,163  $  152,757  $  147,897  $  238,149
Gross profit.........................................     47,440      54,268      53,727      78,912
Income (loss) from continuing operations.............     (3,696)        600      (2,335)      8,872
Loss on discontinued operations, net of tax..........       (265)       (114)       (413)
Net income (loss)....................................     (3,961)        486      (2,748)      8,872

Net income (loss) per common share:
Basic
Income (loss) from continuing operations............. $    (0.28) $     0.04  $    (0.17) $     0.66
Loss on discontinued operations...................... $    (0.02) $     0.00  $    (0.03) $     0.00
Net income (loss).................................... $    (0.30) $     0.04  $    (0.20) $     0.66

Diluted
Income (loss) from continuing operations............. $    (0.28) $     0.04  $    (0.17) $     0.64
Loss on discontinued operations...................... $    (0.02) $     0.00  $    (0.03) $     0.00
Net income (loss).................................... $    (0.30) $     0.04  $    (0.20) $     0.64

Weighted-average number of common
  shares outstanding:
    Basic............................................     13,371      13,399      13,423      13,574
    Diluted..........................................     13,371      13,685      13,423      13,885

                                                                          Fiscal 2005
                                                       ----------------------------------------------
Quarter Ended                                           April 30    July 30    October 29  January 28
-----------------------------------------------------  ----------  ----------  ----------  ----------
Net sales from continuing operations................. $  141,658  $  149,044  $  148,348  $  226,409
Gross profit.........................................     48,008      53,060      53,419      76,587
Income (loss) from continuing operations.............     (1,582)        574      (1,268)      8,421
Income (loss) on discontinued operations, net of tax.       (403)       (315)       (358)        131
Net income (loss)....................................     (1,985)        259      (1,626)      8,552

Net income (loss) per common share
Basic
Income (loss) from continuing operations............. $    (0.12) $     0.04  $    (0.09) $     0.63
Income (loss) on discontinued operations............. $    (0.03) $    (0.02) $    (0.03) $     0.01
Net income (loss).................................... $    (0.15) $     0.02  $    (0.12) $     0.64

Diluted
Income (loss) from continuing operations............. $    (0.12) $     0.04  $    (0.09) $     0.61
Income (loss) on discontinued operations............. $    (0.03) $    (0.02) $    (0.03) $     0.01
Net income (loss).................................... $    (0.15) $     0.02  $    (0.12) $     0.62

Weighted-average number of common
  shares outstanding:
    Basic............................................     13,077      13,255      13,314      13,336
    Diluted..........................................     13,077      13,872      13,314      13,771

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the normal course of business due to changes in interest rates on borrowings under its senior revolving credit facility. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company entered into a derivative financial transaction in the form of an interest rate swap. The interest rate swap is used to hedge a portion of the underlying variable-rate facility. The Company currently holds a "variable-to-fixed" rate swap with a notional amount of $25.0 million with one financial institution. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swap. Although the swap essentially provides for matched terms to its underlying, and effectively mitigates its variability, it currently does not qualify for hedge accounting under SFAS No. 133. Accordingly, changes in fair value of the derivative instrument are recorded in interest expense. During fiscal 2006 and 2005, the Company did not enter into or hold derivative financial instruments for trading purposes, nor does it engage in financial transactions for speculative or trading purposes. All contracts and purchase obligations are denominated in US dollars and accordingly the Company is not subject to foreign exchange rate risk.

As of February 3, 2007, borrowings subject to variable interest rates represented 67% of the Company's total outstanding borrowings. The interest payable on the Company's senior revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. An increase of 70 basis points on existing floating rate borrowings (a 10% change from the Company's weighted-average interest rate as of February 3, 2007) would reduce the Company's pre-tax net income and cash flow by approximately $0.5 million. This 70 basis point increase in interest rates would not materially effect the fair value of the Company's fixed rate financial instruments. (See Note 1 to the accompanying financial statements.)

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), with the participation of the Company's management, have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures, as of February 3, 2007 and have concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the Company's internal control over financial reporting as of February 3, 2007, the end of the Company's fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company's overall control environment. Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Company's Board of Directors.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued a report on management's assessment of the Company's internal control over financial reporting, that is included in Part IV Item 15(a)(1).

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2006, there were no changes in the Company's internal controls over financial reporting identified during the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders' Meeting scheduled to be held on June 21, 2007, to be filed pursuant to Regulation 14A (the "2007 Proxy") under the headings "Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

As of March 30, 2007, the name, age and title of the executive officers of the Company are as follows:

Name	Age	Position
James R. Famalette	54	President and Chief Executive Officer
J. Gregory Ambro	54	Senior Vice President/Chief Administrative and Financial Officer
Michael J. Schmidt	65	Senior Vice President/Director of Stores
Scott G. Manson	53	Senior Vice President/General Merchandise Manager
Robert C. Wiser	61	Senior Vice President/General Merchandise Manager

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

Scott G. Manson became Senior Vice President, General Merchandise Manager in 2004. He started with the Company in May 1999 as Vice President, Divisional Merchandise Manager of Ladies Sportswear and Dresses. Prior to joining the Company, he was Vice President Divisional Merchandise Manager for Dillard's Department stores from October 1998 to March 1999. From 1976 to 1998, Scott served in various senior level management positions for Mercantile Stores, including Vice President, General Merchandise Manager for the Joslins Department store in Denver and Vice President, General Merchandise Manager for the Jones Store in Kansas City.

Robert C. Wiser became Senior Vice President, General Merchandise Manager in 2006. From March 2002 to June 2006, he was Vice President, General Merchandise Manager. He joined the Company as a Divisional Merchandise Manager in 1988 and held this position until February 2002. Prior to joining Gottschalks, he held management positions with Estee Lauder, Liberty House, Federated Department Stores, City Store and McCurdy and Co.

_______________________

(1) References to the Company prior to 1986 are more specifically to the Company's predecessor and former subsidiary, E. Gottschalk and Co., Inc.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from those portions of the Company's 2007 Proxy under the headings "Executive Compensation" and "Director Compensation for Fiscal Year 2006."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the portion of the Company's 2007 Proxy under the heading "Security Ownership of Certain Beneficial Owners and Management" and Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the portion of the Company's 2007 Proxy under the heading "Certain Relationships and Related Transactions."

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the portion of the Company's 2007 Proxy under the heading "Information on Independent Public Accountants".

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of Gottschalks Inc. as required by Item 8 are included in this Part IV, Item 15:

Reports of Independent Registered Public Accounting Firm

Balance Sheets - As of February 3, 2007 and January 28, 2006

Statements of Operations - Fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

Statements of Stockholders' Equity - Fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

Statements of Cash Flows - Fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

Notes to Financial Statements

(a)(2) The following financial statement schedule of Gottschalks Inc. is included in Item 15(d):

Schedule II - Valuation and Qualifying Accounts

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

Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.7	Ground Lease dated August 17, 1989 by and between Gottschalks Inc. and Manufacturers Hanover Trust Company of California relating to the sale-leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.8	Lease Supplement dated as of August 17, 1989 by and between Manufacturers Hanover Trust Company of California and Gottschalks Inc. relating to the sale-leaseback of the Madera distribution facility	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.9	Agreement of Limited Partnership dated March 16, 1990, by and between River Park Properties I and Gottschalks Inc. relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended February 2, 1991 (File No. 1-09100)
10.10	Lease Agreement dated as of March 16, 1990 by and between Gottschalks Inc. and River Park Properties I relating to the Company's corporate headquarters	Annual Report on Form 10-K for the year ended January 29, 1994 (File No. 1-09100)
10.11	Form of Severance Agreement dated March 31, 1995 by and between Gottschalks Inc. and the following senior executives of the Company: Joseph W. Levy and Michael J. Schmidt (*)	Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 1-09100)
10.14	Agreement of Sale dated June 27, 1995, by and between Gottschalks Inc. and Jack Baskin relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.15	Lease and Agreement dated June 27, 1995, by and between Jack Baskin and Gottschalks Inc. relating to the sale and leaseback of the Capitola, California property	Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 1-09100)
10.18	Gottschalks Inc. 1998 Stock Option Plan(*)	Registration Statement on Form S-8 (File #33-61471)
10.19	Gottschalks Inc. 1998 Employee Stock Purchase Plan(*)	Registration Statement on Form S-8 (File #33-61473)
10.20	Asset Purchase Agreement dated as of July 21, 1998 among Gottschalks Inc., The Harris Company and El Corte Ingles, S. A. together with all Exhibits thereto	Current Report on Form 8-K dated July 21, 1998 (File No. 1-09100)
10.22	Registration Rights Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.23	Tradename License Agreement between The Harris Company and Gottschalks Inc. dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.24	Stockholders' Agreement among El Corte Ingles, S. A., Gottschalks Inc., Joseph Levy and Bret Levy dated August 20, 1998	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.26	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: East Hills Mall, Bakersfield, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.27	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Moreno Valley Mall at Towngate, Moreno Valley, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.28	Store Lease Agreement between El Corte Ingles, S. A., and Gottschalks Inc. dated August 20, 1998 re: Antelope Valley Mall at Palmdale, California	Current Report on Form 8-K dated August 20, 1998 (File No. 1-09100)
10.33	Employment Agreement dated June 25, 1999 by and between Gottschalks Inc. and James R. Famalette(*).	Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 1-09100)
10.42	Amendment to Employment Agreement dated December 3, 2001 by and between Gottschalks Inc. and James R. Famalette (*)	Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 1-09100)
10.52	Purchase and Sale Agreement dated January 30, 2003 by and among Gottschalks Credit Receivables Corporation, Gottschalks Inc. and Household Bank (SB), N.A.	Current Report on Form 8-K dated January 31, 2003
10.53	Interim Servicing Agreement dated January 30, 2003 by and between Gottschalks Inc. and Household Bank (SB), N.A.	Current Report on Form 8-K dated January 31, 2003
10.54	Credit Card Program Agreement dated January 30, 2003 by and between Gottschalks Inc. and Household Bank (SB), N.A.	Current Report on Form 8-K dated January 31, 2003
10.55	Amendment to Amended and Restated Receivables Purchase Agreement dated January 31, 2003 by and between Gottschalks Inc. and Gottschalks Credit Receivables Corporation	Current Report on Form 8-K dated January 31, 2003
10.56	Amended and Restated Credit Agreement dated March 1, 2004, by and among Gottschalks Inc., General Electric Capital Corporation and CIT Group Business Credit Inc.	Current Report on Form 8-K dated March 1, 2004
10.57	Amendment Numbers 1 through 5 of the Credit Agreement by and among Gottschalks Inc., General Electric Capital Corporation and CIT Group Business Credit Inc.	Annual Report on Form 10-K for the year ended January 28, 2006
10.58	Form of Severance Agreement dated March 12, 2007 by and between Gottschalks Inc. and the following senior executives of the Company: J. Gregory Ambro and Michael J. Schmidt. (*)	Annual Report on Form 10-K for the year ended January 28, 2006
10.59	Amendment to Employment Agreement dated March 12, 2007 by and between Gottschalks Inc. and James R. Famalette. (*)	Current Report on Form 8-K dated March 19, 2007
23	Consent of Independent Registered Public Accounting Firm PDF furnished as a courtesy	Filed electronically herewith
31.1	Rule 13a - 14(a) Certification of Chief Executive Officer PDF furnished as a courtesy	Furnished concurrently herewith
31.2	Rule 13a - 14(a) Certification of Chief Financial Officer PDF furnished as a courtesy	Furnished concurrently herewith
32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002. PDF furnished as a courtesy	Furnished concurrently herewith
32.2	Certification of Chief Administrative and Financial Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002. PDF furnished as a courtesy	Furnished concurrently herewith

(*) Management contract, compensatory plan or arrangement.

(**) These loans were retired with proceeds from a mortgage loan completed on March 22, 2002 (See Exhibit 10.46)

ANNUAL REPORT ON FORM 10-K

ITEM 8, 15(a)(1) and (2), (c) and (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED FEBRUARY 3, 2007

GOTTSCHALKS INC.

FRESNO, CALIFORNIA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gottschalks Inc.
Fresno, California

We have audited the accompanying balance sheets of Gottschalks Inc. (the "Company") as of February 3, 2007 and January 28, 2006, and the related statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). We also have audited management's assessment, included in the accompanying "Management's Report on Internal Control over Financial Reporting," that the Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gottschalks Inc. at February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the financial statements, on January 29, 2006, the Company changed its method of accounting for share based payment arrangements to conform to Statement of Financial Accounting Standards Board Statement No. 123(R) , Share-Based Payment.

/s/ Deloitte & Touche LLP

April 12, 2007
San Francisco, California

GOTTSCHALKS INC.
BALANCE SHEETS
(In thousands, except share data)

                                                        February 3,  January 28,
                                                           2007         2006
                                                        -----------  -----------
ASSETS
CURRENT ASSETS:
  Cash................................................ $     6,051  $     5,368
  Receivables - net...................................       8,198        7,284
  Merchandise inventories.............................     168,702      159,986
  Other...............................................      19,421       15,534
                                                        -----------  -----------
    Total current assets..............................     202,372      188,172

PROPERTY AND EQUIPMENT - net..........................     134,696      133,545

OTHER ASSETS:
  Goodwill - net......................................       7,501        7,501
  Other intangibles - net.............................         487          615
  Other...............................................       5,010        5,189
                                                        -----------  -----------
                                                            12,998       13,305
                                                        -----------  -----------
                                                       $   350,066  $   335,022
                                                        ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable and accrued expenses......... $    79,854  $    86,621
  Current portion of long-term debt...................       1,243        1,625
  Current portion of capitalized lease obligations....         433        1,145
  Deferred income taxes...............................       3,541        1,851
                                                        -----------  -----------
    Total current liabilities.........................      85,071       91,242

REVOLVING LINE OF CREDIT..............................      83,762       47,935

LONG-TERM OBLIGATIONS, less current portion...........      13,592       28,971

OTHER LIABILITIES.....................................      12,558       14,077

DEFERRED INCOME TAXES.................................      11,311       12,713

SUBORDINATED NOTE PAYABLE TO AFFILIATE................      19,180       20,180

COMMITMENTS AND CONTINGENCIES (Notes 7 and 14)

STOCKHOLDERS' EQUITY:
  Common stock, par value of $.01 per share;
    30,000,000 shares authorized; 13,569,743
    and 13,361,149 issued.............................         136          134
  Additional paid-in capital..........................      76,527       74,490
  Retained earnings...................................      47,929       45,280
                                                        -----------  -----------
                                                           124,592      119,904
                                                        -----------  -----------
                                                       $   350,066  $   335,022
                                                        ===========  ===========

See notes to financial statements.

GOTTSCHALKS INC.
INCOME STATEMENTS
(In thousands, except per share data)

                                                                Fiscal Years Ended
                                                        ----------------------------------
                                                        February 3, January 28, January 29,
                                                           2007        2006        2005
                                                        ----------  ----------  ----------
Net sales............................................. $  680,966  $  665,460  $  650,256
Net credit revenues...................................      3,087       3,084       3,106
Net leased department revenues........................      3,428       3,506       3,515
                                                        ----------  ----------  ----------
    Total revenues....................................    687,481     672,050     656,877
                                                        ----------  ----------  ----------
Costs and expenses:
  Cost of sales.......................................    446,619     434,387     424,775
  Selling, general and
    administrative expenses...........................    212,355     204,945     201,073
  Depreciation and amortization.......................     15,276      13,242      12,830
  Gain on sale of aircraft............................       (946)
  VEBA litigation.....................................         60       1,811
  New store opening costs.............................        376         688
                                                        ----------  ----------  ----------
     Total costs and expenses.........................    673,740     655,073     638,678
                                                        ----------  ----------  ----------
Operating income .....................................     13,741      16,977      18,199
                                                        ----------  ----------  ----------
Other (income) expense:
  Interest expense....................................     10,058       9,242       9,509
  Miscellaneous income................................     (1,389)     (1,515)     (1,565)
                                                        ----------  ----------  ----------
                                                            8,669       7,727       7,944
                                                        ----------  ----------  ----------
Income from continuing operations
  before income tax ..................................      5,072       9,250      10,255

Income tax expense....................................      1,631       3,107       3,676
                                                        ----------  ----------  ----------

Income from continuing operations.....................      3,441       6,143       6,579

Discontinued operations:
  Loss from operations of closed stores...............     (1,102)     (1,609)     (1,935)
  Gain (loss) on store closures.......................        (98)        180         (31)
  Income tax benefit..................................        408         486         668
                                                        ----------  ----------  ----------
  Loss on discontinued operations.....................       (792)       (943)     (1,298)
                                                        ----------  ----------  ----------
  Net income ......................................... $    2,649  $    5,200  $    5,281
                                                        ==========  ==========  ==========

Net income per common share:
Basic
  Income from continuing operations................... $     0.26  $     0.46  $     0.51
  Loss on discontinued operations .................... $    (0.06) $    (0.07) $    (0.10)
  Net income per common share......................... $     0.20  $     0.39  $     0.41
Diluted
  Income from continuing operations................... $     0.25  $     0.45  $     0.49
  Loss on discontinued operations .................... $    (0.06) $    (0.07) $    (0.09)
  Net income per common share......................... $     0.19  $     0.38  $     0.40
Weighted average number of common shares outstanding
  Basic...............................................     13,428      13,245      12,922
  Diluted.............................................     13,758      13,797      13,352

See notes to financial statements.

GOTTSCHALKS INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                         Common Stock   Additional
                                   -------------------   Paid-in    Retained
                                     Shares     Amount   Capital    Earnings      Total
                                   -----------  ------  ----------  ---------   ---------

BALANCE, JANUARY 31, 2004......... 12,878,802  $  129  $   71,440  $  34,799   $ 106,368
  Net income......................                                     5,281       5,281
  Stock options exercised.........    132,250       1         634                    635
  Shares issued under employee
   stock purchase plan............     19,217                  72                     72
                                   -----------  ------  ----------  ---------   ---------
BALANCE, JANUARY 29, 2005......... 13,030,269     130      72,146     40,080     112,356
  Net income......................                                     5,200       5,200
  Stock options exercised.........    321,650       4       2,276                  2,280
  Shares issued under employee
   stock purchase plan............      9,230                  68                     68
                                   -----------  ------  ----------  ---------   ---------
BALANCE, JANUARY 28, 2006......... 13,361,149     134      74,490     45,280     119,904
  Net income......................                                     2,649       2,649
  Stock options exercised.........    196,100       2         899                    901
  Shares issued under employee
   stock purchase plan............     12,494                  69                     69
  Stock option expense............                            810                    810
  Tax benefit from exercise of
   stock options..................                            248                    248
  Tax effect of terminated
   stock options..................                             11                     11
                                   -----------  ------  ----------  ---------   ---------
BALANCE, FEBRUARY 3, 2007......... 13,569,743  $  136  $   76,527  $  47,929   $ 124,592
                                   ===========  ======  ==========  =========   =========

See notes to financial statements.

GOTTSCHALKS INC.
STATEMENTS OF CASH FLOWS
(In thousands of dollars)

                                                                                   Fiscal Years Ended
                                                                        ----------------------------------------
                                                                        February 3,   January 28,   January 29,
                                                                            2007          2006          2005
                                                                        ------------  ------------  ------------
Net income............................................................ $      2,649  $      5,200  $      5,281
Adjustments:
  Stock-based compensation............................................          810
  Excess tax benefits from exercise of stock options..................         (248)
  Depreciation and amortization.......................................       15,345        13,654        13,326
  Deferred income taxes...............................................          288           882         1,761
  Amortization of deferred income and
    other deferred items..............................................       (1,375)       (1,955)       (2,336)
  Store closure costs.................................................          142           120            31
  Net (gain) loss from sale of assets.................................         (978)          131            16
  Distributions of earnings from investment in limited partnership....          484
Changes in assets and liabilities:
     Receivables......................................................         (914)         (364)        2,225
     Merchandise inventories..........................................       (7,230)       (5,790)        5,287
     Other current and long-term assets...............................       (4,115)          872        (1,335)
     Trade accounts payable and accrued expenses......................      (11,830)        9,587        10,064
     Other current and long-term liabilities..........................        2,137        (2,721)        4,086
                                                                        ------------  ------------  ------------
         Net cash provided by (used in) operating activities..........       (4,835)       19,616        38,406

INVESTING ACTIVITIES:
Purchases of property and equipment...................................      (21,100)      (22,227)      (13,745)
Proceeds from sale of building and aircraft...........................        4,187                           3
Distributions of earnings from investment in limited partnership......                        365           365
                                                                        ------------  ------------  ------------
        Net cash used in investing activities.........................      (16,913)      (21,862)      (13,377)

FINANCING ACTIVITIES:
Net proceeds (repayments) under revolving credit facility.............       35,826         2,182       (14,256)
Proceeds from long-term obligations...................................        3,000         6,000         9,000
Principal payments on long-term obligations...........................      (20,472)       (4,156)      (17,135)
Changes in cash management liability..................................        2,891        (3,284)       (1,843)
Debt issuance costs...................................................          (41)         (232)       (1,060)
Proceeds from exercise of options.....................................          917         1,566           491
Proceeds from sale of stock under employee
  stock purchase plans................................................           62            68            72
                                                                        ------------  ------------  ------------
Excess tax benefits from exercise of stock options ...................          248
Net cash provided by (used in) financing activities...................       22,431         2,144       (24,731)
                                                                        ------------  ------------  ------------
INCREASE (DECREASE) IN CASH...........................................          683          (102)          298
CASH AT BEGINNING OF YEAR.............................................        5,368         5,470         5,172
                                                                        ------------  ------------  ------------
CASH AT END OF YEAR................................................... $      6,051  $      5,368  $      5,470
                                                                        ============  ============  ============

See notes to financial statements.

GOTTSCHALKS INC.
NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of February 3, 2007, the Company operated 60 full-line department stores located in six Western states, with 38 stores located in California, 8 in Washington, 6 in Alaska, 4 in Oregon, 2 in Nevada and 2 in Idaho. The Company also operated 5 specialty stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, junior's and children's apparel, cosmetics, shoes and accessories, and also a wide array of home furnishings, including domestics, china, housewares, small electrics and, in certain locations, furniture and mattresses.

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

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2006, 2005 and 2004 ended on February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Fiscal 2006 included 53 weeks, and 2005 and 2004 each included 52 weeks.

Revenue Recognition - Net retail sales are recorded at the point-of-sale and include sales of merchandise, net of estimated returns and exclusive of sales tax. Net retail sales also include all amounts billed to customers for shipping and handling, including customer delivery charges. Revenues on special order sales are recognized when the merchandise is delivered to the customer and has been paid for in its entirety. The Company does not sell merchandise on layaway. The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the gift cards are recorded as a liability. The Company records an allowance for estimated sales returns in the period in which the related sale occurs. These estimates are based primarily on historical sales returns. If the historical data used to calculate these estimates does not properly reflect future returns, adjustments to the allowance for estimated sales returns may be necessary.

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

Net leased department revenues consist of rental income from lessees and sub-lessees and are based on a percentage of total sales generated in such leased departments during respective fiscal periods. Sales generated in such leased departments totaled $23,923,000, $24,406,000 and $24,295,000 in 2006, 2005 and 2004, respectively.

Net credit revenues consist primarily of a percentage of collected finance charges and late fees billed to cardholders by Household Bank (SB), N.A. (now "HSBC") during the period and the amortization of the pre-paid program fee. (Note 2)

Receivables - As of February 3, 2007 and January 28, 2006, receivables consist of vendor claims of $8,278,377, less allowances of $80,000, and vendor claims of $7,374,000, less allowances of $90,000, respectively.

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail inventory method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method is equal to the LIFO value of inventories at February 3, 2007 and January 28, 2006. The Company includes in inventory the capitalization of certain indirect buying, handling and distribution costs to better match these costs with the related sales.

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

Property and Equipment - Depreciation of owned properties is provided primarily on a straight-line basis over the estimated asset lives, which range from 15 to 40 years for buildings and leasehold improvements and 3 to 15 years for furniture, fixtures and equipment. Buildings on leased land and leasehold improvements are amortized over the shorter of their economic lives or the lease term, beginning on the date the asset is put into use. The lease term, which includes all renewal periods that are considered to be reasonably assured, begins on the date the Company has access to the leased property. The amortization of buildings and equipment under capital leases is computed by the straight-line method over the term of the lease or the estimated economic life of the asset, depending on the criteria used to classify the lease, and such amortization is combined with depreciation in the accompanying statements of income.

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

Software Development Costs - Costs associated with the acquisition or development of software for internal use that meet the criteria of AICPA Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" are capitalized and amortized over the expected useful life of the software, which generally ranges from 3 to 10 years. Software development costs capitalized under SOP No. 98-1 in fiscal 2006, 2005 and 2004 totaled $191,000, $177,000 and $74,000 respectively. Amortization of such costs totaled $425,000, $420,000 and $428,000 in fiscal 2006, 2005 and 2004 respectively.

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

Investment in Partnership - The Company has a 36% interest in a partnership which is accounted for using the equity method because the Company has the ability to exercise significant influence over the investee's operating and financial policies. The partnership owns the office building in which the Company's headquarters are located.

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

Advertising Costs - Advertising costs, net of cooperative advertising allowances, totaling $29,695,000, $28,946,000 and $29,964,000 in 2006, 2005 and 2004, respectively, are included in selling, general and administrative expenses for financial reporting purposes and are expensed when the related advertisement first takes place. Cooperative advertising allowances were $12,965,000, $12,097,000 and $11,250,000 in 2006, 2005 and 2004 respectively.

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

Stock-Based Compensation - At February 3, 2007, the Company has two stock-based employee compensation plans, which are more fully described in Note 12. The Company accounts for these plans under SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). The Company adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective approach. Under the modified prospective method, compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 29, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options after January 26, 2006, be recognized in the financial statements as compensation cost based on the fair value on the date of grant.

Prior to the adoption of SFAS No. 123R, the Company accounted for its plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income during 2005 and 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R in fiscal 2005 and 2004. The Company's calculations were made using the Black-Scholes option pricing model, which is more fully described in Note 12.

(In thousands, except per share data)                          2005       2004
-----------------------------------------------              --------   --------
Net income as reported.........................            $   5,200  $   5,281
Deduct: Total stock-based compensation expense
  determined under fair value based method
  for all awards, net of related tax effects...                 (584)      (308)
                                                             --------   --------
Pro forma net income...........................            $   4,616  $   4,973
                                                             ========   ========

Earnings per share:
  As reported:
   Basic.......................................            $    0.39  $    0.41
   Diluted.....................................            $    0.38  $    0.40

  Pro-forma:
   Basic.......................................            $    0.35  $    0.38
   Diluted.....................................            $    0.33  $    0.37

Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets other than goodwill, when events and circumstances warrant such a review. When the anticipated undiscounted cash flow from a long-lived asset is less than its carrying value, a loss is recognized based on the amount by which its carrying value exceeds its fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved, and in some cases, the expected proceeds from the sale or sublease of a particular asset, or independent appraisals. There were no asset impairment charges from continuing operations recognized in fiscal 2006, 2005 or 2004.

Discontinued Operations - The Company has determined that due to the regional concentration of certain of the stores closed, and certain other factors, substantially all of the operations and cash flows of certain closed stores have been eliminated from the ongoing operations of the Company. Accordingly, as prescribed by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," results of operations of these closed stores are excluded from continuing operations and reported separately in discontinued operations for all periods presented.

Fair Value of Financial Instruments - The carrying value of the Company's cash and cash management liability, receivables, trade payables and other accrued expenses, and the revolving line of credit approximate their estimated fair values because of the short maturities or variable interest rates underlying those instruments. The carrying value of the Subordinated Note approximates its estimated fair value.

The fair values of the Company's mortgage loans and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of $6,624,000 and $21,748,000 at February 3, 2007 and January 28, 2006, had estimated fair values of $6,596,000 and $24,028,000 at February 3, 2007 and January 28, 2006, respectively. The estimated fair value of the Company's derivative financial instrument is disclosed in Note 6.

Segment Reporting - The Company operates in one reportable segment.

Comprehensive Income - There were no items of other comprehensive income in 2006, 2005 or 2004, and therefore net income is equal to comprehensive income for each of those years.

New Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a "more-likely-than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 applies to all tax positions related to income taxes subject to FAS 109 and creates a single model to address accounting for uncertainty in tax positions. FIN 48 requires that tax positions accounted for under FAS 109 be evaluated for recognition based solely on technical merits and the resulting tax benefits be measured using a cumulative probability assessment and the Company's plan for settlement. The recognition classification and cumulative effect of the FIN 48 liability may be recorded as an adjustment to retained earnings. The Company is required to adopt FIN 48 beginning in fiscal year 2007. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company's financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce fluctuation in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. SFAS 159 is effective for Gottschalks Inc. on February 3, 2008. The Company is currently evaluating the impact, if any, of SFAS 159 on its financial position, results of operations, and cash flows.

Reclassifications - Prepaid property taxes of $180,000 have been reclassified to other current assets and were previously reported as an offset to property tax liabilities within trade accounts payable and accrued expenses as of January 28, 2006 to conform with February 3, 2007 presentation.

2. NET CREDIT REVENUES

In January 2003, the Company entered into a Credit Card Program Agreement (the "CCA") with HSBC.

The CCA sets forth the terms and conditions under which HSBC will issue credit cards to the Company's customers and pay the Company for sales made on the cards. Under the terms of the CCA, the Company is required to perform certain duties, including the duties to receive in- store customer payments on behalf of HSBC and remit such payments to HSBC. The CCA had an initial term of five (5) years expiring January 31, 2008 and was cancelable earlier by either party under certain circumstances. The CCA further provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). On February 4, 2007, the Company and HSBC entered into a new Credit Card Program Agreement which has a term of six (6) years and is cancelable by either party under certain circumstances. This amended agreement provides the Company will be paid a percentage of Net Credit Card Sales and a percentage of Other Revenue (each as defined in the CCA). In addition, the Company is guaranteed a percentage of net credit card sales (as defined in the CCA) will be used by HSBC to fund marketing programs.

Net credit revenues associated with the Company's private label credit card program currently consists primarily of a percentage of collected finance charges and late fees billed to cardholders by HSBC during the period and the amortization of the pre-paid program fee ("service charge revenues") as follows:

(In thousands)                                   2006        2005        2004
--------------------------------------------  ----------  ----------  ----------
Service charge revenues..................... $    3,087  $    3,084  $    3,106
                                              ==========  ==========  ==========

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              February 3, January 28,
(In thousands)                                   2007        2006
--------------------------------------------  ----------  ----------
Furniture, fixtures and equipment........... $  127,715  $  111,334
Buildings and leasehold improvements........     96,698      97,113
Land........................................     15,185      15,185
Buildings and equipment under
  capital leases............................     28,936      28,936
Construction in progress....................      1,872       3,167
                                              ----------  ----------
                                                270,406     255,735
Less accumulated depreciation
  and amortization..........................   (135,710)   (122,190)
                                              ----------  ----------
                                             $  134,696  $  133,545
                                              ==========  ==========

During the third quarter of fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in building and leasehold improvements under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received.

4. TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Trade accounts payable and accrued expenses consist of the following:

                                              February 3, January 28,
(In thousands)                                   2007        2006
--------------------------------------------  ----------  ----------
Trade accounts payable...................... $   27,545  $   29,156
Accrued expenses............................     32,168      33,715
Taxes, other than income taxes..............      3,991      12,663
Accrued payroll and related liabilities.....      9,400       6,074
Cash management liability...................      5,090       2,199
Federal and state income taxes payable......      1,660       2,814
                                              ----------  ----------
                                             $   79,854  $   86,621
                                              ==========  ==========

5. DEBT

Senior Revolving Credit Facility

On March 1, 2004 the Company amended and restated its senior revolving credit facility (the "credit facility") to provide up to $165.0 million of working capital financing through February 2, 2009. On January 26, 2006 the Company finalized an amendment to the credit facility increasing the commitment to $181 million, reducing the interest rate charged on outstanding borrowing by 25 basis points, and allowing for the payoff of approximately $16.6 million of outstanding balances on higher interest rate mortgages related to four of the Company's owned properties (the "designated properties"), which payoff occurred in the first quarter of 2006. In addition, the amendment provides for an optional additional increase in the commitment of $19.0 million, and an optional extension of the credit facility through February 2, 2011. The credit facility, as amended, currently consists of a revolving credit facility of up to $172.0 million (including a $20.0 million letter of credit sub-facility) and a fully funded term loan of $9.0 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5.0 million of excess availability at all times, and other reserves that are in effect. As of February 3, 2007, outstanding borrowings under the credit facility totaled $83.8 million, and excess borrowing availability under the facility, after the deduction of the minimum availability requirement and other reserves, totaled $50.4 million.

As of February 3, 2007, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate (8.25% at February 3, 2007), or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum (6.57% at February 3, 2007), and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime, or LIBOR plus 1.25%, to as high as prime plus 0.50%, or LIBOR plus 2.50%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15.0 million. As of February 3, 2007, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

Long-Term Obligations

Long-term obligations consist of the following:

                                              February 3, January 28,
(In thousands)                                   2007        2006
--------------------------------------------  ----------  ----------
9.39% mortgage loans payable, due 2010......                 16,561
Capital lease obligations...................      8,644       9,993
7.5% note payable due 2010..................      2,442       3,127
Other mortgage loans and notes payable......      4,182       2,060
                                              ----------  ----------
                                             $   15,268  $   31,741
  Less current portion......................     (1,676)     (2,770)
                                              ----------  ----------
                                             $   13,592  $   28,971
                                              ==========  ==========

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

The $16.6 million outstanding balance of the 9.39% mortgage loans was paid off in fiscal 2006 on February 1, 2006 utilizing funds available through the Company's revolving credit facility. The scheduled annual principal maturities of the Company's notes payable excluding such mortgage loans, but including a new 6.64% $3.0 million note related to a corporate aircraft, are $1,243,000, $1,279,000, $1,315,000, $573,000 and $537,000 for 2007 through 2011, with $1,677,000 payable thereafter.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long- term assets and are charged to income as additional interest expense over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $1,181,000 at February 3, 2007 and $1,929,000 at January 28, 2006.

Interest paid, net of amounts capitalized, was $9,842,000 in 2006, $8,466,000 in 2005 and $8,075,000 in 2004. The Company capitalized no interest in 2006 in connection with new store construction as Eugene was an existing structure. In 2005, $114,000 interest was capitalized and in 2004 no interest was capitalized. The weighted-average interest rate charged on the Company's revolving line of credit was 7.10% in 2006, 5.98% in 2005 and 4.56% in 2004.

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross default provisions. Accordingly, the failure to comply with these restrictions and covenants, if not waived, would cause a cross-default under the majority of all of the Company's debt agreements, including the credit facility. The Company was in compliance with all applicable financial covenants as of February 3, 2007.

6. INTEREST RATE DERIVATIVE

On December 9, 2005 the Company entered into an interest rate swap agreement, effective December 14, 2005, to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of February 3, 2007 and the range of interest rates paid and received by the Company during the fiscal year then ended:

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

The $25 million interest rate swap held at February 3,2007 will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at February 3, 2007 was a gain of $98,306 and represents the amount the Company would receive if the agreement was terminated as of that date. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for fiscal 2006 includes gains related to the interest rate swap of $242,115, and as of February 3, 2007 the Company reflected a derivative asset in other assets of $98,306 to recognize the fair value of the interest rate swap. All credits recorded pursuant to SFAS No. 133 are considered non-cash items in the statements of cash flows.

7. SUBORDINATED NOTE PAYABLE TO AFFILIATE

El Corte Ingles ("ECI") of Spain, and Harris, a wholly owned subsidiary of ECI, became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The Company issued a Subordinated Note to Harris, in the principal amount of $22,179,000 as partial consideration for the Harris acquisition (the "Original Note"). The Original Note, discounted to an effective interest rate of 10% at issuance, bore interest at a fixed rate of 8%. On December 7, 2004 a new Subordinated Note due May 30, 2009 superseded the Original Note. The new Subordinated Note bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1.0 million each upon execution of the note, on February 20, 2006, and subsequent to fiscal year end on February 20, 2007 as scheduled. Additional principal payments of $2.0 million are scheduled for February 2008 and February 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company. Interest paid to Harris totaled $1,574,400 in 2006, $1,679,500 in 2005 and $1,774,400 in 2004.

8. LEASES

The Company leases certain retail department stores, specialty stores, land, furniture and fixtures and equipment under capital and noncancellable operating leases that expire in various years through 2025. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years. The Company leases three of its department stores from ECI, an affiliate of the Company. See Note 7. Rent paid or accrued to ECI totaled $888,000 in 2006, $874,000 in 2005 and $856,000 in 2004.

Future minimum lease payments as of February 3, 2007, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

                                               Capital    Operating
(In thousands)                                  Leases      Leases
--------------------------------------------  ----------  ----------
2007........................................ $    1,593  $   22,865
2008........................................      1,376      21,687
2009........................................      1,376      19,086
2010........................................      1,417      16,056
2011........................................      1,476      14,446
Thereafter..................................     15,586      57,290
                                              ----------  ----------
Total minimum lease payments................     22,824  $  151,430
  Amount representing interest..............    (14,180)  ==========
                                              ----------
Present value of minimum lease payments.....      8,644
  Less current portion......................       (433)
                                              ----------
                                             $    8,211
                                              ==========

Rental expense associated with operating leases consists of the following:

(In thousands)                                   2006        2005        2004
--------------------------------------------  ----------  ----------  ----------
Operating leases:
  Buildings:
    Minimum rentals......................... $   23,352  $   23,430  $   23,360
    Contingent rentals......................      3,579       3,175       2,839
  Fixtures and equipment....................      2,039       2,057       1,910
                                              ----------  ----------  ----------
                                             $   28,970  $   28,662  $   28,109
                                              ==========  ==========  ==========

One of the Company's lease agreements contains a restrictive financial covenant pertaining to the debt to tangible net worth ratio that management believes the Company was in compliance with at February 3, 2007.

9. DISCONTINUED OPERATIONS

The Company closed one underperforming store in the Seattle metro-area during the third quarter of fiscal 2006 and one underperforming store in the Seattle/Tacoma market during the first quarter of fiscal 2006. During fiscal 2005, the Company closed two underperforming stores in the Seattle/Tacoma market. The Company did not close any stores in fiscal 2004. These stores were determined to be either underperforming or inconsistent with the Company's long-term operating strategy and due to the Company's exit from the respective market areas are considered discontinued operations. The loss from operations of discontinued stores includes only revenues generated from, and expenses directly associated with, the operation of such stores and consists of the following:

(In thousands)                                               2006        2005         2004
--------------------------------------------------------  ----------  ----------  ------------
Net sales from closed stores............................ $    2,921  $   11,480  $     11,736

Cost of sales...........................................      2,421       7,442         7,353
Selling, general and administrative expenses............      1,533       5,235         5,823
Depreciation and amortization...........................         69         412           495
                                                          ----------  ----------  ------------
  Total costs and expenses..............................      4,023      13,089        13,671
                                                          ----------  ----------  ------------

Loss from operations of closed stores................... $   (1,102) $   (1,609) $     (1,935)
                                                          ==========  ==========  ============

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

In addition, the Company closed one store in Danville, California and one store in Moscow, Idaho during the third quarter and fourth quarter of fiscal 2006. The Company also closed one store in Fresno, California during the first quarter of fiscal 2005. These closures are not reported as discontinued operations due to the shift of revenues to other stores in the respective markets. The Company has a written agreement with the landlord to close the Wasilla, Alaska store in April 2007. This closure is not considered a discontinued operation as the Company has remaining stores in the market area.

Certain of the Company's stores may perform below expectations from time to time. In the event the Company is unable to improve the operating performance of such underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

10. INCOME TAXES

The components of income tax expense from continuing operations are as follows:

(In thousands)                                   2006        2005        2004
--------------------------------------------  ----------  ----------  ----------
Current:
  Federal................................... $    1,870  $    2,468  $    2,111
  State.....................................       (127)        562         180
                                              ----------  ----------  ----------
                                                  1,743       3,030       2,291
                                              ----------  ----------  ----------
Deferred:
  Federal...................................       (445)        924       1,025
  State.....................................        333        (847)        360
                                              ----------  ----------  ----------
                                                   (112)         77       1,385
                                              ----------  ----------  ----------
                                             $    1,631  $    3,107  $    3,676
                                              ==========  ==========  ==========

The principal components of deferred tax assets and liabilities are as follows (in thousands):

                                      February 3,             January 28,
                                         2007                    2006
                                ----------------------  ----------------------
                                Deferred    Deferred    Deferred    Deferred
                                   Tax         Tax         Tax         Tax
                                 Assets    Liabilities   Assets    Liabilities
                                ---------  -----------  ---------  -----------
Current:
  Accrued employee benefits... $   1,469  $            $   1,002  $
  Net operating loss and tax
    credit carryforwards......       289
  State income taxes..........       355                     254
  LIFO inventory reserve......                 (6,630)                 (5,098)
  Workers' compensation.......     3,086                   2,947
  Legal reserve...............       160                     952
  Deferred income.............     1,172                     831
  Valuation allowance.........      (916)                   (912)
  Other items, net............       492       (3,018)       261       (2,088)
                                ---------  -----------  ---------  -----------
                                   6,107       (9,648)     5,335       (7,186)
                                ---------  -----------  ---------  -----------
Long-Term:
  Net operating loss and tax
    credit carryforwards......     4,037                   3,223
  State income taxes..........       226                     402
  Property and equipment......                 (9,468)                (11,036)
  Accounting for leases.......     1,066       (2,089)     1,093       (2,686)
  Leasehold interests.........       192                     175
  Deferred income.............       414       (4,316)       663       (4,066)
  Valuation allowance.........      (772)                   (951)
  Other items, net............       999       (1,600)     1,423         (953)
                                ---------  -----------  ---------  -----------
                                   6,162      (17,473)     6,028      (18,741)
                                ---------  -----------  ---------  -----------
                               $  12,269  $   (27,121) $  11,363  $   (25,927)
                                =========  ===========  =========  ===========

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes. The reasons for this difference are as follows:

                                                    2006       2005       2004
                                                  --------   --------   --------
Statutory rate.................................      35.0%     35.0%     35.0%
State income taxes, net of
 federal income tax benefit....................       3.5       (2.4)       4.3
General business credits.......................      (5.6)      (2.6)      (2.3)
Valuation allowance............................      (6.1)       4.6
Increase in tax reserve........................       6.4
Other items, net...............................      (1.6)      (1.1)      (0.9)
                                                  --------   --------   --------
Effective rate.................................      31.6%     33.5%     36.1%
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

In addition, the Company has generated certain capital losses for which there is currently no carryback opportunity available. Based on the Company's current operating strategy it appears more likely than not that there will be no opportunity available during the remaining carryforward period to generate offsetting capital gains. Accordingly the Company considers it appropriate to establish a valuation allowance against such carryforwards. Management believes it is more likely than not that the Company will generate sufficient future taxable income in the appropriate carryforward periods to realize the benefit of its remaining net deferred tax assets. However, if the available evidence were to change in the future, an adjustment to the valuation allowance may be required, resulting in additional income tax expense or benefit. Certain prior valuation allowances were released in the current year when the related deferred tax asset related to certain capital losses was reduced.

The Company operates in numerous taxing jurisdictions and is, therefore, subject to a variety of income and related taxes. The Company has provided for potential tax liabilities due in various jurisdictions which it judges to be probable and reasonably estimable in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and has accrued approximately $606,000 at February 3, 2007 and $360,000 at January 28, 2006, which is included in trade accounts payable and accrued expenses. Judgment is required in determining the income tax expense and related tax liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. The Company believes it has reasonably estimated its accrued taxes for all jurisdictions for all open tax periods. The Company periodically assesses the adequacy of its tax and related accruals on a quarterly basis and adjusts appropriately as events warrant and open tax periods close. It is possible that the final tax outcome of these matters will be different from management's estimate reflected in the income tax provisions and accrued taxes. Such differences could have a material impact on the Company's income tax provision and operating results in the period in which such determination is made.

The Company's fiscal 2003 and 2004 U.S. income tax returns are under examination as of February 3, 2007. Management cannot yet estimate the impact of any adjustments that might result from this examination, if any, on its financial position, results of operations and cash flows. Management believes that adequate provisions have been made for income taxes at February 3, 2007.

At February 3, 2007, the Company has, for federal tax purposes, general business credits of $1,065,000 that expire in the year 2025, and alternative minimum tax credits of $412,000 which may be used for an indefinite period. At February 3, 2007, the Company also has, for state tax purposes, $2,848,000 of state tax credits which may be used for an indefinite period. These carryforwards are available to offset future taxable income.

The Company paid income taxes, net of refunds, of $1,830,000 in fiscal 2006 and $12,000 in fiscal 2005 and received income tax refunds, net of payments, of $44,000 in fiscal 2004.

11. EARNINGS PER SHARE

Net earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive. A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

(Shares in thousands)                               2006       2005       2004
-----------------------------------------------   --------   --------   --------
Weighted average number of
  shares - basic...............................    13,428     13,245     12,922
Effect of assumed option exercises.............       330        552        430
                                                  --------   --------   --------
Weighted average number of
  shares - diluted.............................    13,758     13,797     13,352
                                                  ========   ========   ========

Options with an exercise price greater than the average market price of the Company's common stock during the period are excluded from the computation of the weighted-average number of shares on a diluted basis as such options are anti-dilutive. Anti-dilutive options excluded from the calculation were 310,318, 183,463 and 496,775 shares for 2006, 2005 and 2004, respectively.

12. STOCK OPTION AND STOCK PURCHASE PLANS

The Company has certain stock option plans and an Employee Stock Purchase Plan, as described below. All of these plans have been approved by the Company's stockholders.

Stock Option Plans

The Company has stock option plans for directors, officers and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over four years and expire ten years from the date of the grant. At February 3, 2007, options for 1,437,500 shares were available for future grants under the plans.

Option activity under the plans is as follows:

                             2006                 2005                 2004
                     -------------------- -------------------- --------------------
                                 Weighted-            Weighted-            Weighted-
                       Number    Average    Number    Average    Number    Average
                         of      Exercise     of      Exercise     of      Exercise
                       Shares     Price     Shares     Price     Shares     Price
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
  at beginning of
  year.............. 1,400,475  $   6.19  1,547,750  $   4.99  1,688,500  $   5.36
Granted.............     2,500      8.60    310,000     10.37    261,500      6.10
Exercised...........  (196,100)     4.58   (319,400)     4.88   (132,250)     3.71
Cancelled...........   (47,500)     7.10   (137,875)     6.70   (270,000)     9.34
                     ----------  -------- ----------  -------- ----------  --------
Options outstanding
 at end of year..... 1,159,375  $   6.43  1,400,475  $   6.19  1,547,750  $   4.96
                     ==========  ======== ==========  ======== ==========  ========
Options exercisable
 at end of year.....   812,375  $   5.77    777,100  $   5.45    941,375  $   5.69
                     ==========  ======== ==========  ======== ==========  ========

The intrinsic value of options exercised during fiscal 2006, 2005 and 2004 was $898,138, $1,558,672, and $490,648, respectively.

A summary of the status of nonvested shares under the plans as of February 3, 2007, and changes during the year then ended, is presented below:

                                          Number       Weighted Average
                                            of            Grant Date
                                          Shares          Fair Value
                                     ----------------  ----------------
Nonvested at January 29, 2006                623,375  $           4.15
Granted                                        2,500              3.54
Vested                                      (230,875)             3.03
Forfeited                                    (48,000)             4.35
                                     ----------------
Nonvested at February 3, 2007                347,000  $           4.85
                                     ================

Additional information regarding options outstanding as of February 3, 2007 is as follows:

                                Weighted-
                                 Average    Weighted-
                                Remaining    Average
    Range of         Number    Contractual  Exercise
 Exercise Prices  Outstanding  Life (yrs.)    Price
----------------- ------------ -----------  ---------
$1.13 to $4.25        301,750        5.51  $    2.55
$4.63 to $6.03        342,625        5.02  $    5.51
$6.19 to $10.48       485,000        5.28  $    9.16
$11.75 to $11.75       30,000        8.38      11.75
----------------- ------------ -----------  ---------
$1.13 to $11.75     1,159,375        5.34  $    6.43
================= ============ ===========  =========

Employee Stock Purchase Plan

The Company also has a statutory Employee Stock Purchase Plan, which allows its employees to purchase Company common stock at a 15% discount. Employees can purchase stock under the Plan through payroll deductions ranging from 1% to 10% of their annual compensation, up to a maximum of $21,250 per employee per year. A total of 500,000 shares were originally registered under the Plan, with 335,184 shares issued through February 3, 2007.

The 15% discount of the stock price makes the Plan compensatory. As such, the fair value of the discount, as determined under the Black-Scholes model, is expensed as compensation under the provisions of SFAS 123R. Compensation expense related to shares purchased under the Employee Stock Purchase Plan was $19,000 in fiscal 2006.

Accounting for Stock Based Compensation

As discussed previously, the Company adopted SFAS 123R in the first quarter of 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options after January 28, 2006, be recognized in the financial statements as compensation expense based on the fair value on the date of grant.

The Company determines fair value of such awards using the Black-Scholes option-pricing model. The Company uses historical data to estimate expected term of the awards and forfeiture rates, stratified into separate groups based on similar exercise and termination patterns. Expected stock volatility is based upon historical volatility of the Company's stock and other factors. The risk-free interest rate is based on the yield curve in effect at the time the options are granted, using U.S. constant maturities over the expected life of the option. The Company has historically not paid dividends and does not anticipate paying dividends during the expected term. Accordingly, the expected dividend yield is zero. Options to purchase 2,500, 310,000, and 261,500 shares were granted during fiscal years 2006, 2005 and 2004, respectively. The estimated fair value of these option awards was calculated using the following weighted average assumptions:

                                           2006       2005       2004
                                         ---------  ---------  ---------
Risk-free interest rate................       4.6%      3.8%      3.4%
Expected dividend yield................        --         --         --
Expected volatility....................      42.2%     56.1%     55.0%
Expected option life (years)...........       4.6          5          5

The weighted average fair values of options on their grant date during fiscal 2006, 2005 and 2004, where the exercise price equaled the market price on the date of grant, were $3.54, $6.39, and $3.41, respectively.

The Company recognized share-based compensation of approximately $791,000 ($0.03 per diluted share, after related tax benefit of $312,000) in fiscal 2006 as a component of selling, general, and administrative expense. As of February 3, 2007, there was $596,000 of unrecognized compensation cost related to non-vested awards granted under the plans. That cost is expected to be recognized over a remaining term of up to 4 years. The total fair value of shares vested during the years ended February 3, 2007, January 28, 2006, and January 29, 2005, was $693,000, $344,000, and $411,000, respectively.

13. RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan ("Plan") which qualifies as an employee retirement plan under Section 401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to statutory limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. Beginning 2001, the Company amended the Plan to provide for a guaranteed annual match of 3%, including the ability for participants to earn an additional 1% depending on the Company's annual financial performance. The Company recognized $1,201,000, $1,139,000 and $1,166,000 in expense related to the Plan in fiscal 2006, 2005 and 2004, respectively.

14. COMMITMENTS AND CONTINGENCIES

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint seeks wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs. The Company believed settlement of this matter was in its best interest and entered into a memorandum of understanding for class settlement, which was given final court approval in September 2006. The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and an additional $60,000 in the fourth quarter of fiscal 2006. All payments were made in December 2006 and final accounting for actual expenses will take place in fiscal 2007. Management does not believe the ultimate resolution will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is party to other legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

As of February 3, 2007, the Company had outstanding a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $0.7 million. As of January 28, 2006, the Company had issued a total of $2.1 million of standby letters of credit and documentary letters of credit totaling $0.7 million. The standby letters of credit were issued to provide collateral for workers' compensation insurance policies. Management believes the likelihood of any draws under the workers' compensation standby letters of credit are remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

GOTTSCHALKS INC.

                                                    ADDITIONS
                                             ------------------------
            COL. A                COL. B       COL. C        COL. D         COL. E          COL. F
------------------------------  -----------  ----------     ---------     -----------     -----------
                                                             Charged
                                Balance at   Charged to     to Other                      Balance at
                                 Beginning   Costs and      Accounts      Deductions        End of
Description                      of Period    Expenses      Describe       Describe         Period
------------------------------  -----------  ----------     ---------     -----------     -----------
Year ended February 3, 2007:
  Deferred tax asset
    valuation allowance....... $ 1,864,000  $              $             $  (176,000)(4) $ 1,688,000
  Allowance for vendor
    claims receivable......... $    90,000  $              $             $   (10,000)(3) $    80,000
  Sales return reserve.........$    98,000  $  150,000 (5) $             $               $   248,000

Year ended January 28, 2006:
  Deferred tax asset
    valuation allowance....... $ 2,254,000  $              $             $  (390,000)(4) $ 1,864,000
  Allowance for vendor
    claims receivable......... $    90,000  $              $             $               $    90,000
  Sales return reserve.........$    87,000  $   11,000 (5) $             $               $    98,000

Year ended January 29, 2005:
  Store closure reserve....... $   337,000  $              $             $  (337,000)(1) $
  Deferred tax asset
    valuation allowance....... $ 1,818,000  $  436,000 (2) $             $               $ 2,254,000
  Allowance for vendor
    claims receivable......... $   281,000  $              $             $  (191,000)(3) $    90,000
  Sales return reserve.........$    94,000  $              $             $    (7,000)(5) $    87,000

(1) Represents amounts paid in connection with store closures and continuing lease payments related to one store closed in 2001.

(2) Represents increases to the deferred tax asset valuation allowance.

(3) Represents changes in estimate for the allowance for vendor claims receivable.

(4) Represents decreases to the deferred tax asset valuation allowance as a result of a partial release of allowances related to certain of the Company's state tax credit carry forwards, partially offset by the addition of allowances related to the Company's capital loss carry forwards.

(5) Represents changes in estimate for reserve of sales returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2007

GOTTSCHALKS, Inc.
By: /s/ James R. Famalette
James R. Famalette President and Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Joseph W. Levy Joseph W. Levy	Chairman	April 16, 2007
/s/ James R. Famalette James R. Famalette	President, Chief Executive Officer and Director (principal executive officer)	April 16, 2007
/s/ J. Gregory Ambro J. Gregory Ambro	Chief Administrative and Financial Officer (principal financial and accounting officer)	April 16, 2007
/s/ Joseph J. Penbera Joseph J. Penbera	Lead Director	April 16, 2007
/s/ Sharon Levy Sharon Levy	Director	April 16, 2007
/s/ James L. Czech James L. Czech	Director	April 16, 2007
/s/ O. James Woodward III O. James Woodward III	Director	April 16, 2007
/s/ Frederick R. Ruiz Frederick R. Ruiz	Director	April 16, 2007
/s/ Philip S. Schlein Philip S. Schlein	Director	April 16, 2007
/s/ Thomas H. McPeters Thomas H. McPeters	Director	April 16, 2007
/s/ Dale D. Achabal Dale D. Achabal	Director	April 16, 2007
/s/ Jorge Pont Sanchez Jorge Pont Sanchez	Director	April 16, 2007