Form 10-Q
period 2007-05-05
GOTTSCHALKS INC
filed 2007-06-13
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

      The number of shares of the Registrant's common stock outstanding as of June 1, 2007 was 13,673,243.

Note: PDF provided as a courtesy

GOTTSCHALKS INC.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

	May 5,	February 3,	April 29,
	2007	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$6,809	$6,051	$6,885
Receivables, net	2,750	8,198	2,574
Merchandise inventories	184,013	168,702	174,543
Other	20,031	19,421	18,301
Total current assets	213,603	202,372	202,303

PROPERTY AND EQUIPMENT - NET	132,401	134,696	130,734
OTHER LONG-TERM ASSETS	12,882	12,998	13,238
	$358,886	$350,066	$346,275

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable and
other current liabilities	$88,591	$83,395	$89,192
Current portion of long-term obligations	1,583	1,676	2,020
Total current liabilities	90,174	85,071	91,212

REVOLVING LINE OF CREDIT	90,893	83,762	80,795

LONG-TERM OBLIGATIONS (less current portion)	13,193	13,592	12,490

DEFERRED INCOME TAXES AND OTHER LIABILITIES	25,629	23,869	26,254

SUBORDINATED NOTE PAYABLE TO AFFILIATE	18,180	19,180	19,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY	120,817	124,592	116,344
	$358,886	$350,066	$346,275

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net sales	$141,788	$142,727
Net credit revenues	1,106	636
Net leased department revenues	650	741
Total revenues	143,544	144,104

Costs and expenses:
Cost of sales	95,204	95,124
Selling, general and administrative expenses	49,387	49,939
Depreciation and amortization	3,909	3,562
Total costs and expenses	148,500	148,625

Operating loss	(4,956)	(4,521)

Other (income) expense:
Interest expense	2,585	2,235
Miscellaneous income	(277)	(434)
	2,308	1,801

Loss before income taxes	(7,264)	(6,322)
Income tax benefit	(2,596)	(2,463)
Loss from continuing operations	(4,668)	(3,859)

Discontinued operations:
Loss from operations of closed stores	-	(226)
Gain on store closure	-	72
Income tax benefit	-	52
Loss on discontinued operations	-	(102)
Net loss	$(4,668)	$(3,961)

Net loss per common share -
Basic & diluted
Loss from continuing operations	$(0.34)	$(0.29)
Loss from discontinued operations	$-	$(0.01)
Net loss per common share	$(0.34)	$(0.30)
Weighted average number of common
shares outstanding -
Basic & diluted	13,606	13,371

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(4,668)	$(3,961)
Adjustments:
Stock-based compensation	159	292
Excess tax benefits from exercise of stock options	(141)	-
Depreciation and amortization	3,909	3,594
Other adjustments, net	735	(507)
Store closure costs	32	-
Net gain on disposal of assets	(79)	(147)
Distributions of earnings from investment in limited partnership	119	-
Changes in assets and liabilities:
Receivables	5,449	4,709
Merchandise inventories	(14,920)	(14,194)
Other current and long-term assets	(620)	(2,761)
Trade accounts payable and accrued expenses	8,928	(989)
Other current and long-term liabilities	(1,590)	(1,870)
Net cash used in operating activities	(2,687)	(15,834)

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,517)	(3,967)
Proceeds from sale of property and equipment	598	2,942
Other	-	128
Net cash used in investing activities	(1,919)	(897)

FINANCING ACTIVITIES:
Net proceeds under revolving line of credit	7,131	32,860
Debt issuance costs	-	(41)
Principal payments on long-term obligations	(1,492)	(18,230)
Proceeds from exercise of stock options	502	109
Excess tax benefits from exercise of stock options	141	-
Changes in cash management liability	(918)	3,550
Net cash provided by financing activities	5,364	18,248

INCREASE IN CASH	758	1,517
CASH AT BEGINNING OF PERIOD	6,051	5,368
CASH AT END OF PERIOD	$6,809	$6,885

SUPPLEMENTAL INFORMATION:
Interest paid, net of capitalized interest	$2,418	$2,180
Income taxes paid	$833	$2,123

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks Ended May 5, 2007 and April 29, 2006

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the first quarter of the fiscal year ending February 2, 2008 ("fiscal 2007"), the Company operated 59 full-line Gottschalks department stores located in 6 Western states, with 38 stores in California, 8 in Washington, 5 in Alaska, 4 in Oregon, 2 in Idaho, and 2 in Nevada. The Company also operates 4 specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in select locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended May 5, 2007 are not necessarily indicative of the results that may be expected for fiscal 2007 due to, among other reasons, the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 3, 2007 (the "2006 Annual Report on Form 10-K"). The condensed balance sheet at February 3, 2007 has been derived from the audited financial statements as of that date.

2. STOCK-BASED COMPENSATION

The Company recognized share-based compensation expense related to the unvested portion of previously issued awards of approximately $154,000 ($0.01 per diluted share, after related tax benefit of $61,000) in the first quarter of fiscal 2007, and $292,000 ($0.01 per diluted share, after related tax benefit of $115,000) in the first quarter of fiscal 2006 as a component of selling, general, and administrative expense. As of May 5, 2007, there was approximately $469,000 of unrecognized compensation cost related to non-vested awards granted under the plans. That cost is expected to be recognized over a remaining term of up to 4 years. The Company also recognized share-based compensation expense related to the Employee Stock Purchase Plan of approximately $5,000 in the first quarter of fiscal 2007.

Option activity for the thirteen weeks ended May 5, 2007 is as follows:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual	Aggregate
	Number of	price per	life	intrinsic
	Shares	share	(in years)	value
Outstanding at February 4, 2007	1,159,375	$6.43
Granted	-	-
Exercised	(90,625)	5.54
Cancelled or expired	(11,250)	5.82
Outstanding at May 5, 2007	1,057,500	6.51	5.23	$7,293,393
Exercisable at May 5, 2007	795,375	$5.61	4.36	$6,202,109
Available for future grants at May 5, 2007	1,437,500

The aggregate intrinsic value of options exercised during the first quarter of fiscal 2007 and the first quarter of fiscal 2006 was $712,979 and $95,696, respectively.

3. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at February 3, 2007. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2007 operating results.

4. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

	May 5,	February 3,	April 29,
(In thousands of dollars)	2007	2007	2006
Trade accounts payable	$36,406	$27,545	$37,974
Accrued expenses	28,379	32,168	28,906
Cash management liability	4,172	5,090	5,749
Accrued payroll and related liabilities	9,271	9,400	6,471
Taxes, other than income taxes	7,847	3,991	7,665
Federal and state income taxes payable	-	1,660	692
Deferred income taxes payable	2,516	3,541	1,735
	$88,591	$83,395	$89,192

5. DEBT

Senior Revolving Credit Facility

The credit facility, as amended, consists of a revolving credit facility of up to $172 million (including a $20 million letter of credit sub-facility) and a fully funded term loan of $9 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5 million of excess availability at all times, and other reserves that are in effect. As of May 5, 2007, outstanding borrowings under the credit facility totaled $90.9 million, and excess borrowing availability under the credit facility, after the deduction of the minimum availability requirement and other reserves, totaled $56.7 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility. The credit facility expires February 2, 2009, and provides for an optional extension through February 2, 2011.

As of May 5, 2007, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15 million. As of May 5, 2007, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

Long-Term Obligations

The Company's long-term debt and capital lease obligations consist of the following:

	May 5,	February 3,	April 29,
(In thousands)	2007	2007	2006
Capital lease obligations	$8,487	$8,644	$9,576
7.5% note payable, due 2010	2,264	2,442	2,961
Other mortgage loans and notes payable	4,025	4,182	1,973
	14,776	15,268	14,510
Less current portion	1,583	1,676	2,020
	$13,193	$13,592	$12,490

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of May 5, 2007.

Subordinated Note Payable to Affiliate

The Company's Subordinated Note to Harris, a wholly owned subsidiary of El Corte Ingles ("ECI") of Spain, is due May 30, 2009, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1 million each upon execution of the note, on February 20, 2005, and on February 21, 2006 and February 20, 2007 as scheduled. Principal payments of $2 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company.

6. INTEREST RATE DERIVATIVE

The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of May 5, 2007 and the range of interest rates paid and received by the Company during the first quarter of 2007:

Fixed swap (notional amount)	$25,000,000
Range of receive rate	5.355% - 5.361%
Pay rate	4.99%

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

The interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at May 5, 2007 was a loss of $15,639 and represents the amount the Company would pay if the agreement was terminated as of that date. As of May 5, 2007, the Company reflected a derivative liability in other liabilities for such amount to recognize the fair value of the interest rate swap. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for the thirteen weeks ended May 5, 2007 includes an unfavorable fair value adjustment of $113,945 related to the interest rate swap.

7. WEIGHTED AVERAGE NUMBER OF SHARES

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are anti-dilutive. Weighted average options outstanding of approximately 1,118,000 and 1,061,000 were excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. Had the Company reported profit for these periods, approximately -0- and 317,000 options with exercise prices greater than the average market price of the Company's common stock would have been excluded from the computation of the weighted average number of shares, and the approximate effect of dilutive options would have been 424,000 shares and 360,000 shares for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

8. COMMITMENTS AND CONTINGENCIES

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint seeks wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement which was approved at a hearing on September 29, 2006. The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and an additional $60,000 in the fourth quarter of fiscal 2006. All payments were made in December 2006 and a final accounting for unclaimed payments will take place in the second quarter of fiscal 2007. All expense accounting related to this settlement is reflected in the financial statements as of May 5, 2007. The final expense accounting did not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is party to other legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

As of May 5, 2007, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $0.2 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

9. DISCONTINUED OPERATIONS

The Company closed one underperforming store in the Seattle/Tacoma market during the first quarter of fiscal 2006 This closure is reported as discontinued operations due to the Company's exit from the market area. The loss from operations of discontinued stores includes only revenues generated from, and expenses directly associated with, the operations of such stores and consists of the following:

	Thirteen Weeks Ended
	May 5,	April 29,
(In thousands)	2007	2006
Net sales from closed store	$-	$785

Cost of sales	-	737
Selling, general and administrative expenses	-	243
Depreciation and amortization	-	31
Total costs and expenses	-	1,011
Loss from operations of closed store	$-	$(226)

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

In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007. This closure is not reported as discontinued operations due to the shift of revenues to other stores in the market area.

The Company will close one store in Tacoma, Washington during the third quarter of fiscal 2007. This closure will not be reported as discontinued operations due to the shift of revenues to another store in the market area.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a "more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 applies to all tax positions related to income taxes subject to FAS 109 and creates a single model to address accounting for uncertainty in tax positions. FIN 48 requires that tax positions accounted for under FAS 109 be evaluated for recognition based solely on technical merits and the resulting tax benefits be measured using a cumulative probability assessment and the Company's plan for settlement. The Company adopted FIN 48, effective February 4, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations.

The Company has an unrecognized tax benefit of approximately $2.7 million, reported in the Condensed Balance Sheets in Deferred Income Taxes and Other Liabilities, which did not change significantly during the three months ended May 5, 2007. Of this amount, the amount that would impact the Company's effective tax rate, if recognized, is $0.6 million. The application of FIN 48 would have resulted in an immaterial change in retained earnings, after the application of a valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Total accrued interest included in the FIN 48 liability was $0.3 million at February 4, 2007 and May 5, 2007. No penalties were accrued at February 4, 2007 or May 5, 2007.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2004 while the fiscal 2004 through fiscal 2006 tax years are still subject to examination. For the various state jurisdictions, tax years from fiscal 2002 through fiscal 2006 remain open to examination as well, although the Company believes any potential assessment would not have a material impact on the Company's financial position or results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen week period ended May 5, 2007 (hereinafter referred to as the "first quarter" of fiscal 2007, respectively), is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of critical accounting policies, many of which require management to make significant estimates and assumptions. Some of these critical accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2006 Annual Report on Form 10-K. The Company does not believe there have been any changes to the critical accounting policies described therein.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Net sales	100.0%	100.0%
Net credit revenues	0.8	0.5
Net leased department revenues	0.4	0.5
Total revenues	101.2	101.0

Costs and expenses:
Cost of sales	67.1	66.6
Selling, general and administrative expenses	34.8	35.0
Depreciation and amortization	2.8	2.5
Total costs and expenses	104.7	104.1

Operating loss	(3.5)	(3.1)

Other (income) expense:
Interest expense	1.8	1.6
Miscellaneous income	(0.2)	(0.3)
	1.6	1.3

Loss before income taxes	(5.1)	(4.4)
Income tax benefit	(1.8)	(1.7)

Loss from continuing operations	(3.3)	(2.7)

Discontinued operations:
Loss from operations of closed stores	-	(0.2)
Loss on store closures	-	0.1
Income tax benefit	-	0.0
Loss on discontinued operations	-	(0.1)
Net loss	(3.3)%	(2.8)%

First Quarter of Fiscal 2007 Compared to First Quarter of Fiscal 2006

Net Sales

Net sales from continuing operations decreased by approximately $0.9 million to $141.8 million in the first quarter of fiscal 2007 as compared to $142.7 million in the first quarter of fiscal 2006, a decrease of 0.7%. Fashion softline merchandise performed well in the quarter with the best performing merchandise categories being shoes, dresses, special sizes, women's moderate sportswear and children's. The trend in the home merchandise sales, except for furniture which exceeded last year sales, performed below the same period last year. Comparable store sales for the first quarter of fiscal 2007, which includes sales for stores open for the full period in both years, decreased by 0.8% as compared to the first quarter of fiscal 2006.

The Company operated 59 department stores and 4 specialty stores as of the end of the first quarter of fiscal 2007, as compared to 62 department stores and 6 specialty stores as of the end of the first quarter of fiscal 2006.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased approximately $0.5 million in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. As a percent of net sales, net credit revenues was 0.8% of net sales in the first quarter of fiscal 2007 and 0.5% in the first quarter of fiscal 2006. This increase is attributable to the new Credit Card Program Agreement with HSBC, which was effective February 4, 2007, which provides for an enhanced percentage of net sales revenue.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the first quarter of fiscal 2007 was $0.1 million lower than the first quarter of fiscal 2006.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first quarter of fiscal 2007 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $4.7 million in the first quarter of fiscal 2007 and $5.3 million in the first quarter of fiscal 2006.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, increased by approximately $0.1 million to $95.2 million in the first quarter of fiscal 2007 as compared to $95.1 million in the first quarter of fiscal 2006, an increase of 0.1%. The Company's gross margin percentage was 32.9% in the first quarter of fiscal 2007 and 33.4% in the first quarter of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by approximately $0.6 million to $49.3 million in the first quarter of fiscal 2007 as compared to $49.9 million in the first quarter of fiscal 2006, a decrease of 1.1%. The decrease is primarily attributable to decreased payroll fringe benefits, decreased net advertising costs related to changes in advertising media and increased vendor participation; and improvements in rent, taxes, supplies and other accounts due to less stores than last year. The lower costs were partially offset by increased professional fees related to the Company's strategic initiatives. (For further discussion see the Company's 2006 Annual Report on Form 10-K, page 8, "Special Strategic Committee".)

As a percent of net sales, selling, general and administrative expenses from continuing operations decreased in the first quarter of fiscal 2007 by 0.2% to 34.8% as compared to the first quarter of fiscal 2006.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.9 million in the first quarter of fiscal 2007 as compared to $3.6 million in the first quarter of fiscal

2006. As a percent of net sales, depreciation and amortization expense increased to 2.8% in the first quarter of fiscal 2007 as compared to 2.5% in the first quarter of fiscal 2006. The dollar increase is the result of 2006 capital additions related to the Company's new store in Eugene, Oregon, major remodel projects at certain existing stores and upgrades to the planning and allocation and point of sale systems.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.4 million to $2.6 million in the first quarter of fiscal 2007 as compared to $2.2 million in the first quarter of fiscal 2006, an increase of 15.7%. As a percent of net sales, interest expense increased to 1.8% in the first quarter of fiscal 2007 as compared to 1.6% in the first quarter of fiscal 2006. These increases are primarily due to continued increases in interest rates charged on the Company's variable rate debt and an unfavorable fair value adjustment of $0.1 million on the Company's $25 million notional amount interest rate swap. The fiscal 2006 interest expense includes a charge of $0.2 million related to the early termination of the Company's 9.39% mortgages. The weighted average interest rate applicable to the revolving credit facility was 7.2% in the first quarter of fiscal 2007 (7.1% at May 5, 2007) as compared to 7.0% in the first quarter of fiscal 2006.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.3 million in the first quarter of fiscal 2007 and $0.4 million in the first quarter of fiscal 2006.

Income Taxes

The Company's interim effective tax rates from continuing operations of 35.5% in the first quarter of fiscal 2007 and 38.9% in the first quarter of fiscal 2006 relate to the net loss reported in those periods. The decrease in the interim effective tax rate is primarily due to the expiration of certain federal tax credit programs during the first quarter of fiscal 2006, and the subsequent restoration of such programs for calendar years 2006 and 2007.

Loss From Continuing Operations

As a result of the foregoing, the Company reported a loss from continuing operations of $4.7 million, or $0.34 per share (basic and diluted), in the first quarter of fiscal 2007 as compared to a loss from continuing operations of $3.9 million, or $0.29 per share (basic and diluted) in the first quarter of fiscal 2006.

Discontinued Operations

The Company closed one underperforming store in the Seattle/Tacoma market during the first quarter of fiscal 2006 This closure was reported as discontinued operations due to the Company's exit from the market area. The loss from operations of the discontinued store includes only revenues generated from, and expenses directly associated with, the operations of the store and consists of the following:

	Thirteen Weeks Ended
	May 5,	April 29,
(In thousands)	2007	2006
Net sales from closed store	$-	$785

Cost of sales	-	737
Selling, general and administrative expenses	-	243
Depreciation and amortization	-	31
Total costs and expenses	-	1,011
Loss from operations of closed store	$-	$(226)

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

In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007. This closure is not reported as discontinued operations due to the shift of revenues to other stores in the market area.

The Company will close one store in Tacoma, Washington during the third quarter of fiscal 2007. This closure will not be reported as discontinued operations due to the shift of revenues to another store in the market area.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $4.7 million in the first quarter of fiscal 2007 as compared to a net loss of $4.0 million in the first quarter of 2006. On a per share basis, the net loss was $0.34 per share (basic and diluted) in the first quarter of 2007 as compared to $0.30 per share (basic and diluted) in the first quarter of 2006.

Liquidity and Capital Resources

As described more fully in the Company's 2006 Annual Report on Form 10-K and Note 5 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, and by short-term trade and factor credit. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

The Company's use of cash in operations during the first quarter is primarily the result of the build-up of spring and summer inventory. The decrease in net cash used in operations for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 is primarily due to a slightly higher build-up of inventories accompanied by a significantly larger increase in trade accounts payable.

The increase in net cash used in investing activities are the result of less proceeds related to the sale and closure of one of the Company's stores in the Alaska market this year as compared to the sale and closure of an owned store in the Seattle market area in fiscal 2006. Capital spending during the first quarter of fiscal 2007 primarily relates to renovations of the Clovis, California store and upgrades to the Company's point of sale systems. Capital spending during the first quarter of fiscal 2006 relates to renovations of primarily accessory and shoe areas of certain key stores and to upgrades to the Company's planning and allocations and point of sale systems.

Net cash provided by financing activities during the first quarter primarily relates to increased borrowing on the Company's revolving credit facility to fund the acquisition of inventory and for capital expenditures, partially offset by ongoing payment of principal on long-term obligations. Increases to the Company's revolving line of credit during the first quarter of fiscal 2006 includes the pay-off of the 9.39% mortgages on four of the Company's owned properties of approximately $16.6 million.

Sources of Liquidity

Senior Secured Credit Facility

The credit facility, as amended, consists of a revolving credit facility of up to $172 million (including a $20 million letter of credit sub- facility) and a fully funded term loan of $9 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5 million of excess availability at all times, and other reserves that are in effect. As of May 5, 2007, outstanding borrowings under the credit facility totaled $90.9 million, and excess borrowing availability under the credit facility, after the deduction of the minimum availability requirement and other reserves, totaled $56.7 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility. The credit facility expires February 2, 2009, and provides for an optional extension through February 2, 2011.

As of May 5, 2007, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15 million. As of May 5, 2007, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures during the first quarter of fiscal 2007 totaling $2.5 million primarily relate to renovations of the Clovis, California store and upgrades to the Company's point of sale systems.

As of May 5, 2007, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $0.2 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

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

Safe Harbor Statement

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance, unemployment insurance, and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit; the Company's dependence on its key personnel; and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Item 1A. "Business" in the Company's 2006 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission. THE COMPANY DOES NOT PRESENTLY INTEND TO UPDATE THESE STATEMENTS AND UNDERTAKES NO DUTY TO ANY PERSON TO EFFECT ANY SUCH UPDATE UNDER ANY CIRCUMSTANCES.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2006 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit and on certain of its long- term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," for purposes of Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of May 5, 2007, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

There has been no change during the Company's fiscal quarter ended May 5, 2007 in the Company's internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-

15(d) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Multiple risk factors exist which could have a material effect on the Company's operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company's 2006 Annual Report on Form 10-K as filed with the SEC.

There have been no material changes with respect to the risk factors disclosed in our 2006 Annual Report on Form 10-K.

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

Gottschalks Inc.
(Registrant)
June 13, 2007	By:	/s/ James R. Famalette
James R. Famalette
(President and Chief Executive Officer)
June 13, 2007	By:	/s/ J. Gregory Ambro
J. Gregory Ambro
(Senior Vice President/Chief Administrative and Financial Officer)