Form 10-Q
period 2007-08-04
GOTTSCHALKS INC
filed 2007-09-12
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

      The number of shares of the Registrant's common stock outstanding as of August 31, 2007 was 13,692,984.

Note: PDF provided as a courtesy

GOTTSCHALKS INC.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

	August 4,	February 3,	July 29,
	2007	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$6,081	$6,051	$6,494
Receivables, net	3,612	8,198	3,483
Merchandise inventories	163,169	168,702	163,402
Other	20,369	19,421	18,280
Total current assets	193,231	202,372	191,659

PROPERTY AND EQUIPMENT - NET	133,127	134,696	134,791
OTHER LONG-TERM ASSETS	12,747	12,998	13,238
	$339,105	$350,066	$339,688

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable and
other current liabilities	$78,473	$83,395	$85,219
Current portion of long-term obligations	1,514	1,676	1,985
Total current liabilities	79,987	85,071	87,204

REVOLVING LINE OF CREDIT	86,478	83,762	75,764

LONG-TERM OBLIGATIONS (less current portion)	12,817	13,592	14,492

DEFERRED INCOME TAXES AND OTHER LIABILITIES	25,263	23,869	25,868

SUBORDINATED NOTE PAYABLE TO AFFILIATE	18,180	19,180	19,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY	116,380	124,592	117,180
	$339,105	$350,066	$339,688

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$144,982	$152,757	$286,770	$294,921
Net credit revenues	1,122	723	2,229	1,360
Net leased department revenues	606	694	1,255	1,435
Total revenues	146,710	154,174	290,254	297,716

Costs and expenses:
Cost of sales	96,327	98,489	191,532	193,211
Selling, general and administrative expenses	50,564	49,802	99,948	99,349
Gain on sale of aircraft	-	(946)	-	(946)
Depreciation and amortization	3,687	3,756	7,597	7,302
New store opening costs	15	52	15	52
Total costs and expenses	150,593	151,153	299,092	298,968

Operating income (loss)	(3,883)	3,021	(8,838)	(1,252)

Other (income) expense:
Interest expense	2,525	2,414	5,110	4,650
Miscellaneous income	(315)	(360)	(591)	(794)
	2,210	2,054	4,519	3,856

Income (loss) before income tax
expense (benefit)	(6,093)	967	(13,357)	(5,108)
Income tax expense (benefit)	(1,319)	367	(3,915)	(2,011)
Income (loss) from continuing operations	(4,774)	600	(9,442)	(3,097)

Discontinued operations:
Loss from operations of closed stores	-	(172)	-	(645)
Gain on store closure	-	-	-	72
Income tax benefit	-	58	-	195
Loss on discontinued operations	-	(114)	-	(378)
Net income (loss)	$(4,774)	$486	$(9,442)	$(3,475)

Net income (loss) per common share -
Basic
Income (loss) from continuing operations	$(0.35)	$0.05	$(0.69)	$(0.23)
Loss from discontinued operations	$-	$(0.01)	$-	$(0.03)
Net income (loss) per common share	$(0.35)	$0.04	$(0.69)	$(0.26)
Diluted
Income (loss) from continuing operations	$(0.35)	$0.05	$(0.69)	$(0.23)
Loss from discontinued operations	$-	$(0.01)	$-	$(0.03)
Net income (loss) per common share	$(0.35)	$0.04	$(0.69)	$(0.26)

Weighted average number of common
shares outstanding -
Basic	13,682	13,399	13,644	13,385
Diluted	13,682	13,685	13,644	13,385

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(9,442)	$(3,475)
Adjustments:
Stock-based compensation	257	497
Excess tax benefits from exercise of stock options	(172)	(50)
Depreciation and amortization	7,597	7,365
Other adjustments, net	402	(969)
Store closure costs	53	81
Net gain on disposal of assets	(79)	(1,093)
Distributions of earnings from investment in limited partnership	238	-
Changes in assets and liabilities:
Receivables	4,586	3,800
Merchandise inventories	6,234	(2,694)
Other current and long-term assets	(952)	(2,868)
Trade accounts payable and accrued expenses	584	(5,965)
Other current and long-term liabilities	(1,702)	(1,525)
Net cash provided by (used in) operating activities	7,604	(6,896)

INVESTING ACTIVITIES:
Purchases of property and equipment	(7,233)	(12,236)
Proceeds from sale of property and equipment	598	3,979
Other	-	247
Net cash used in investing activities	(6,635)	(8,010)

FINANCING ACTIVITIES:
Net proceeds under revolving line of credit	2,716	27,828
Debt issuance costs paid	-	(41)
Principal payments on long-term obligations	(1,938)	(16,264)
Proceeds from exercise of stock options	673	179
Proceeds from sale of stock under employee stock purchase plan	36	34
Excess tax benefits from exercise of stock options	172	50
Changes in cash management liability	(2,598)	4,246
Net cash (used in) provided by financing activities	(939)	16,032

INCREASE IN CASH	30	1,126
CASH AT BEGINNING OF PERIOD	6,051	5,368
CASH AT END OF PERIOD	$6,081	$6,494

SUPPLEMENTAL INFORMATION:
Interest paid	$4,243	$4,291
Income taxes paid	$833	$2,123

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen and Twenty-Six Weeks Ended August 4, 2007 and July 29, 2006

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the second quarter of the fiscal year ending February 2, 2008 ("fiscal 2007"), the Company operated 59 full-line Gottschalks department stores located in 6 Western states, with 38 stores in California, 8 in Washington, 5 in Alaska, 4 in Oregon, 2 in Idaho, and 2 in Nevada. The Company also operates 4 specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in select locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended August 4, 2007 are not necessarily indicative of the results that may be expected for fiscal 2007 due to, among other reasons, the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 3, 2007 (the "2006 Annual Report on Form 10-K"). The condensed balance sheet at February 3, 2007 has been derived from the audited financial statements as of that date.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a "more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 applies to all tax positions related to income taxes subject to FAS 109 and creates a single model to address accounting for uncertainty in tax positions. FIN 48 requires that tax positions accounted for under FAS 109 be evaluated for recognition based solely on technical merits and the resulting tax benefits be measured using a cumulative probability assessment and the Company's plan for settlement. The Company adopted FIN 48 effective February 4, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations. (See Note 7 "Income Taxes")

2. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to the unvested portion of previously issued awards of approximately $93,000 and $247,000 in the second quarter and first half of fiscal 2007, respectively, and $200,000 and $492,000 in the second quarter and first half of fiscal 2006, respectively, as a component of selling, general, and administrative expense. As of August 4, 2007, there was approximately $372,000 of unrecognized compensation cost related to non-vested awards granted under the Company's stock option plans. That cost is expected to be recognized over a remaining term of up to 3 years. The Company also recognized share-based compensation expense related to the Employee Stock Purchase Plan of approximately $5,000 and $10,000 in the second quarter and first half of fiscal 2007, respectively, and $10,000 in the second quarter and first half of fiscal 2006.

Option activity for the twenty-six weeks ended August 4, 2007 is as follows:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual	Aggregate
	Number of	price per	life	intrinsic
	Shares	share	(in years)	value
Outstanding at February 4, 2007	1,159,375	$6.43
Granted	-	-
Exercised	(120,125)	5.61
Cancelled or expired	(11,500)	5.92
Outstanding at August 4, 2007	1,027,750	6.53	4.95	$1,603,545
Exercisable at August 4, 2007	826,250	$5.95	4.31	$1,524,928
Available for future grants at August 4, 2007	1,437,500

The aggregate intrinsic value of options exercised during the second quarter and first half of fiscal 2007 was $212,425 and $890,619, respectively, and the second quarter and first half of fiscal 2006 was $117,111 and $212,528, respectively.

3. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling, storage and distribution of merchandise. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method was equal to the LIFO value of inventories at February 3, 2007. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2007 operating results.

4. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

	August 4,	February 3,	July 29,
(In thousands of dollars)	2007	2007	2006
Trade accounts payable	$26,325	$27,545	$29,760
Accrued expenses	29,881	32,168	31,367
Cash management liability	2,492	5,090	6,445
Accrued payroll and related liabilities	9,147	9,400	6,899
Taxes, other than income taxes	8,080	3,991	8,442
Federal and state income taxes payable	0	1,660	647
Deferred income taxes payable	2,548	3,541	1,659
	$78,473	$83,395	$85,219

5. DEBT

Senior Revolving Credit Facility

The credit facility, as amended, consists of a revolving credit facility of up to $172 million (including a $20 million letter of credit sub-facility) and a fully funded term loan of $9 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5 million of excess availability at all times, and other reserves that are in effect. As of August 4, 2007, outstanding borrowings under the credit facility totaled $86.5 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $42.8 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility. The credit facility expires February 2, 2009, and provides for an optional extension through February 2, 2011.

As of August 4, 2007, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15 million. As of August 4, 2007, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

New Senior Secured Credit Facility

The Company signed a Commitment Letter from General Electric Capital Corporation to refinance its existing credit facility on August 29, 2007.

The new credit facility consists of a $200 million senior secured revolving credit facility (including a $20 million letter of credit sub-facility). Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) a specified percentage of the net recovery value of eligible inventory, and (c) 65% of the fair market value of the Company's real estate. Such borrowings are further limited by a requirement to maintain a minimum of $15 million of excess availability at all times, and other reserves. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility.

Interest charges on the new credit facility are consistent with the current credit facility with the exception that the Company will pay a reduced unused commitment fee equal to 0.20% per annum on the average unused daily balance.

The new credit facility contains restrictive financial and operating covenants consistent with the current credit facility. Loan fees related to the new credit facility include a 0.5% origination fee, $1,000,000, and a $37,500 annual administration fee. The agreement has a five year term expiring in September 2012.

Terms of the new credit facility are still under review and subject to the final signed agreement.

Long-Term Obligations

The Company's long-term debt and capital lease obligations consist of the following:

	August 4,	February 3,	July 29,
(In thousands)	2007	2007	2006
Capital lease obligations	$8,355	$8,644	$9,253
7.5% note payable, due 2010	2,083	2,442	2,787
Other mortgage loans and notes payable	3,893	4,182	4,437
	14,331	15,268	16,477
Less current portion	1,514	1,676	1,985
	$12,817	$13,592	$14,492

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of August 4, 2007.

Subordinated Note Payable to Affiliate

The Company's Subordinated Note to Harris, a wholly owned subsidiary of El Corte Ingles ("ECI") of Spain, is due May 30, 2009, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1 million each upon execution of the note, on February 20, 2005, on February 21, 2006 and February 20, 2007 as scheduled. Principal payments of $2 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company.

6. INTEREST RATE DERIVATIVE

The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of August 4, 2007 and the range of interest rates paid and received by the Company during the twenty-six weeks ended August 4, 2007:

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

The interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at August 4, 2007 was a gain of $10,000 and represents the amount the Company would receive if the agreement was terminated as of that date. As of August 4, 2007, the Company reflected a derivative asset in other assets for such amount to recognize the fair value of the interest rate swap. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for the twenty-six weeks ended August 4, 2007 includes an unfavorable fair value adjustment of $88,000 related to the interest rate swap.

7. INCOME TAXES

The Company has an unrecognized tax benefit at adoption of FIN 48 of approximately $2.4 million, exclusive of interest, reported in the Condensed Balance Sheets in Deferred Income Taxes and Other Liabilities, which did not change significantly during the six months ended August 4, 2007. Of this amount, the amount that would impact the Company's effective tax rate, if recognized, is $0.2 million. The adoption of FIN 48 effective February 4, 2007 resulted in an immaterial change in retained earnings, after the application of a valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Total accrued interest included in the FIN 48 liability was $0.3 million at February 4, 2007 and August 4, 2007. No penalties were accrued at February 4, 2007 or August 4, 2007.

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

Weighted average options outstanding of approximately 1,006,800 are excluded from the computation of dilutive shares due to the Company's net loss position in the thirteen weeks ended August 4, 2007. Had the Company reported profit in this period, approximately 30,000 options with exercise prices greater than the average market price of the Company's common stock during the thirteen weeks ended August 4, 2007 would have been excluded from the computation of weighted average number of shares, and the approximate effect of dilutive options would have been 375,300 shares for the thirteen weeks ended August 4, 2007. Approximately 469,800 options with an exercise price greater than the average market price of the Company's common stock have been excluded from the computation of weighted average number of shares for the thirteen weeks ended July 29, 2006.

Weighted average options outstanding of approximately 1,077,700 and 1,005,100 were excluded from the computation of dilutive shares due to the Company's net loss position in the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. Had the Company reported profit for these periods, approximately zero and 356,800 options with exercise prices greater than the average market price of the Company's common stock during the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively, would have been excluded from the computation of weighted average number of shares, and the approximate effect of dilutive options would have been 404,200 and 323,600 shares for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

9. COMMITMENTS AND CONTINGENCIES

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint seeks wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement which was approved at a hearing on September 29, 2006. The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and an additional $60,000 in the fourth quarter of fiscal 2006. All payments were made in December 2006 and a final accounting for unclaimed payments took place in the second quarter of fiscal 2007. All expense accounting related to this settlement is reflected in the financial statements as of August 4, 2007. The final expense accounting did not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is party to other legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are not expected to have a material adverse effect on the Company's financial position or results of its operations.

In July 2007, the Company began subleasing a 58,000 square foot building in Elk Grove, California from Safeway Inc. The Company expects to spend approximately $4.0 million on fixtures and leasehold improvements to convert the building to the Gottschalks' format and the store is expected to open early November 2007.

As of August 4, 2007, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $3.7 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

10. DISCONTINUED OPERATIONS

The Company closed one underperforming store in the Seattle/Tacoma market during the first quarter of fiscal 2006 and one underperforming store in the Seattle metro-area market during the third quarter of fiscal 2006. These closures are reported as discontinued operations due to the Company's exit from the respective market areas. The loss from operations of discontinued stores includes only revenues generated from, and expenses directly associated with, the operations of such stores and consists of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(In thousands)	2007	2006	2007	2006
Net sales from closed stores	$-	$639	$-	$1,988

Cost of sales	-	415	-	1,553
Selling, general and administrative expenses	-	380	-	1,017
Depreciation and amortization	-	16	-	63
Total costs and expenses	-	811	-	2,633
Loss from operations of closed stores	$-	$(172)	$-	$(645)

Gain on store closures of $72,000 in fiscal 2006, which includes a net gain on the sale of the building associated with the store closed during the first quarter of fiscal 2006 of approximately $147,000, was partially offset by store closure costs of approximately $75,000 related to that store and one store closed at the end of fiscal 2005, primarily consisting of severance and other incremental costs associated with the store closing.

In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007. This closure is not reported as discontinued operations due to the shift of revenues to other stores in the market area.

The Company will close one store in Tacoma, Washington during the third quarter of fiscal 2007. This closure will not be reported as discontinued operations due to the expected shift of revenues to another store in the market area.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurement and the Company is currently evaluating the impact, if any, of SFAS 157 on its financial position, results of operations and cash flows. SFAS 157 requires prospective application for fiscal years beginning after November 15, 2007.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and twenty-six week periods ended August 4, 2007 (hereinafter referred to as the "second quarter" and "first half" of fiscal 2007, respectively), is not necessarily indicative of performance for the remainder of the year.

Critical Accounting Policies

The Company's financial statements are based on the application of critical accounting policies, many of which require management to make significant estimates and assumptions. Some of these critical accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2006 Annual Report on Form 10-K. The Company believes there have been no changes to the critical accounting policies described therein.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Net credit revenues	0.8	0.5	0.8	0.5
Net leased department revenues	0.4	0.4	0.4	0.5
Total revenues	101.2	100.9	101.2	101.0

Costs and expenses:
Cost of sales	66.5	64.5	66.8	65.5
Selling, general and administrative expenses	34.9	32.6	34.9	33.7
Gain on sale of aircraft	0.0	(0.6)	0.0	(0.3)
Depreciation and amortization	2.5	2.4	2.6	2.5
New store opening costs	0.0	0.0	0.0	0.0
Total costs and expenses	103.9	98.9	104.3	101.4

Operating income (loss)	(2.7)	2.0	(3.1)	(0.4)

Other (income) expense:
Interest expense	1.7	1.5	1.8	1.6
Miscellaneous income	(0.2)	(0.2)	(0.2)	(0.3)
	1.5	1.3	1.6	1.3

Income (loss) before income tax
expense (benefit)	(4.2)	0.7	(4.7)	(1.7)
Income tax expense (benefit)	(0.9)	0.2	(1.4)	(0.6)

Income (loss) from continuing operations	(3.3)	0.5	(3.3)	(1.1)

Discontinued operations:
Loss from operations of closed stores	0.0	(0.1)	0.0	(0.2)
Loss on store closures	0.0	0.0	0.0	0.0
Income tax benefit	0.0	0.0	0.0	0.1
Loss on discontinued operations	0.0	(0.1)	0.0	(0.1)
Net income (loss)	(3.3)%	0.4%	(3.3)%	(1.2)%

Second Quarter of Fiscal 2007 Compared to Second Quarter of Fiscal 2006

Net Sales

Net sales from continuing operations decreased by approximately $7.8 million to $145.0 million in the second quarter of fiscal 2007 as compared to $152.8 million in the second quarter of fiscal 2006, a decrease of 5.1%. The best performing merchandise categories in the quarter were dresses, children's, cosmetics and young men's. The trend in the home merchandise sales performed below the same period last year. Comparable store sales for the second quarter of fiscal 2007, which includes sales for stores open for the full period in both years, decreased by 4.0% as compared to the second quarter of fiscal 2006.

The Company operated 59 department stores and 4 specialty stores as of the end of the second quarter of fiscal 2007, as compared to 62 department stores and 6 specialty stores as of the end of the second quarter of fiscal 2006.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased approximately $0.4 million in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. As a percent of net sales, net credit revenues were 0.8% of net sales in the second quarter of fiscal 2007 and 0.5% in the second quarter of fiscal 2006. This increase is attributable to the new Credit Card Program Agreement with HSBC, effective February 4, 2007, which provides for an enhanced percentage paid to the Company based on net sales.

Net Leased Department Revenues

Leased department sales are presented net of the related costs for financial reporting purposes. Net leased department revenues generated by the Company's various leased departments in the second quarter of fiscal 2007 was $0.1 million lower than the second quarter of fiscal 2006.

Sales generated in the Company's leased departments in the second quarter of fiscal 2007 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $4.4 million in the second quarter of fiscal 2007 and $4.9 million in the second quarter of fiscal 2006.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the purchasing, handling, storage and distribution of merchandise, decreased by approximately $2.2 million to $96.3 million in the second quarter of fiscal 2007 as compared to $98.5 million in the second quarter of fiscal 2006. The 2.2% decrease is attributable to decreased sales. The Company's gross margin percentage was 33.6% in the second quarter of fiscal 2007 and 35.5% in the second quarter of fiscal 2006. The decrease is a result of more net markdowns in the second quarter of fiscal 2007 compared to second quarter of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased by approximately $0.8 million to $50.6 million in the second quarter of fiscal 2007 as compared to $49.8 million in the second quarter of fiscal 2006, an increase of 1.5%. The increase is primarily attributable to increased professional fees related to the Company's strategic initiatives in the second quarter of fiscal 2007 (for further discussion see the Company's 2006 Annual Report on Form 10-K, page 8, "Special Strategic Committee") and to a $0.4 million payment received in the second quarter of fiscal 2006 as a member of a settled lawsuit against Visa U.S.A. Inc. and MasterCard International Incorporated.

As a percent of net sales, selling, general and administrative expenses from continuing operations increased in the second quarter of fiscal 2007 by 2.3% to 34.9% as compared to the second quarter of fiscal 2006.

Gain on Sale of Aircraft

The Company sold a corporate aircraft on June 30, 2006 for $1,037,000 (net of selling costs) that resulted in a gain of $946,000 ($579,000 after tax). The gain is reflected in operating income as the aircraft was reported as an operating asset.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $3.7 million in the second quarter of fiscal 2007 as compared to $3.8 million in the second quarter of fiscal 2006. As a percent of net sales, depreciation and amortization expense increased 0.1% to 2.5% in the second quarter of fiscal 2007 as compared to 2.4% in the second quarter of fiscal 2006.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized $15,000 of costs in the second quarter of fiscal 2007 in connection with a new store in Elk Grove, California, which is scheduled to open in the fourth quarter 2007. The Company recognized new store opening costs totaling $52,000 in the second quarter of fiscal 2006 in connection with the opening of a new store in Eugene, Oregon. The store opened August 31, 2006.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.1 million to $2.5 million in the second quarter of fiscal 2007 as compared to $2.4 million in the second quarter of fiscal 2006, an increase of 4.6%. As a percent of net sales, interest expense increased to 1.7% in the second quarter of fiscal 2007 as compared to 1.5% in the second quarter of fiscal 2006. These increases are primarily due to continued increases in interest rates charged on the Company's variable rate debt. The weighted average interest rate applicable to the revolving credit facility was 7.1% in the second quarter of fiscal 2007 (7.1% at August 4, 2007) as compared to 7.0% in the second quarter of fiscal 2006.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.3 million in the second quarter of fiscal 2007 and $0.4 million in the second quarter of fiscal 2006.

Income Taxes

The Company's interim effective tax rates from continuing operations was 30.2% in the second quarter of fiscal 2007 and 38.8% in the second quarter of fiscal 2006. The decrease in the interim effective tax rate is primarily due to the expiration of certain federal tax credit programs during the first half of fiscal 2006, and the subsequent restoration of such programs in the fourth quarter of 2006 for calendar years 2006 and 2007, along with expected earnings below those of last year.

Discontinued Operations

The Company closed one underperforming store in the Seattle metro-area market during the third quarter of fiscal 2006. This closure is being reported as discontinued operations due to the Company's exit from the market area. The loss from operations of discontinued stores includes only revenues generated from, and expenses directly associated with, the operations of such stores and consists of the following:

	Thirteen Weeks Ended
	August 4,	July 29,
(In thousands)	2007	2006
Net sales from closed store	$-	$639

Cost of sales	-	415
Selling, general and administrative expenses	-	380
Depreciation and amortization	-	16
Total costs and expenses	-	811
Loss from operations of closed store	$-	$(172)

In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007, and one store each in Danville, California and Moscow, Idaho in the third and fourth quarters of fiscal 2006. These closures are not reported as discontinued operations due to the shift of revenues to other stores in their respective market areas. The Company will close one store in Tacoma, Washington during the third quarter of fiscal 2007. This closure will not be reported as discontinued operations due to the expected shift of revenues to another store in the market area.

Net Income/Loss

As a result of the foregoing, the Company reported a net loss of approximately $4.8 million in the second quarter of fiscal 2007 as compared to net income of $0.5 million in the second quarter of fiscal 2006. On a per share basis, the net loss was $0.35 per share (basic and diluted) in the second quarter of fiscal 2007 as compared to net income of $0.04 per share (basic and diluted) in the second quarter of fiscal 2006.

First Half of Fiscal 2007 Compared to First Half of Fiscal 2006

Net Sales

Net sales decreased by approximately $8.2 million to $286.8 million in the first half of fiscal 2007 as compared to $294.9 million in the first half of fiscal 2006, a decrease of 2.8%. The best performing merchandise categories in the first half were dresses, special sizes, shoes and children's.  Home merchandise sales were below the same period last year. Comparable store sales for the first half of fiscal 2007, which includes sales for stores open for the full period in both years, were down 2.4% as compared to the first half of fiscal 2006.

The Company operated 59 department stores and 4 specialty stores as of the end of the first half of fiscal 2007, as compared to 62 department stores and 6 specialty stores as of the end of the first half of fiscal 2006.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased by $0.9 million or 63.9% for the first half of fiscal 2007 as compared to the first half of fiscal 2006. As a percent of net sales, net credit revenues were 0.8% in the first half of fiscal 2007 and 0.5% in the first half of fiscal 2006. This increase is attributable to the new Credit Card Program Agreement with HSBC, effective February 4, 2007, which provides for enhanced percentage paid to the Company based on net sales.

Net Leased Department Revenues

Leased department sales are presented net of the related costs for financial reporting purposes. Net leased department revenues generated by the Company's various leased departments decreased by $0.2 million to $1.3 million in the first half of fiscal 2007 as compared to the first half of fiscal 2006.

Sales generated in the Company's leased departments in the first half of fiscal 2007 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $9.0 million in the first half of fiscal 2007 and $10.2 million in the first half of fiscal 2006.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling, storage and distribution of merchandise, decreased by approximately $1.7 million to $191.5 million in the first half of fiscal 2007 as compared to $193.2 million in the first half of fiscal 2006, a decrease of 0.9%. The Company's gross margin percentage decreased to 33.2% in the first half of fiscal 2007 as compared to 34.5% in the first half of fiscal 2006. The decrease is a result of more net markdowns in the first half of fiscal 2007 compared to the first half of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $0.6 million to $99.9 million in the first half of fiscal 2007 as compared to $99.3 million in the first half of fiscal 2006, an increase of 0.6%. The increase is primarily due to the $0.4 million received in fiscal 2006 as a member of a class of a settled lawsuit against Visa U.S.A. Inc. and MasterCard International Incorporated and expense reductions in fiscal 2007 related to closed stores partially offset by increase in professional fees related to the Company's strategic initiatives. As a percent of net sales, selling, general and administrative expenses in the first half of fiscal 2007 increased to 34.9% as compared to 33.7% in the first half of fiscal 2006.

Gain on Sale of Aircraft

The Company sold a corporate aircraft on June 30, 2006 for $1,037,000 (net of selling costs) that resulted in a gain of $946,000 ($579,000 after tax). The gain is reflected in operating income as the aircraft was reported as an operating asset.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $7.6 million in the first half of fiscal 2007 as compared to $7.3 million in the first half of fiscal 2006. As a percent of net sales, depreciation and amortization expense increased to 2.6% in the first half of fiscal 2007 as compared to 2.5% in the first half of fiscal 2006. The dollar increase is a result of the depreciation of capital additions related to the Company's Eugene, Oregon store opened in the third quarter of fiscal 2006 and major remodel projects at certain existing stores during the second half of fiscal 2006. The Company also made substantial upgrades to its planning and allocations and point of sale systems which were placed in service at various dates during the second and first half of fiscal 2006 and 2007, respectively.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized $15,000 of costs in the first half of fiscal 2007 in connection with a new store in Elk Grove, California, which is scheduled to open in the fourth quarter 2007. The Company recognized new store opening costs totaling $52,000 million in connection with the opening of a new store in Eugene, Oregon in the first half of fiscal 2006. The store opened August 31, 2006.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.5 million to $5.1 million in the first half of fiscal 2007 as compared to $4.7 million in the first half of fiscal 2006, an increase of 9.9%. As a percent of net sales, interest expense increased to 1.8% in the first half of fiscal 2006 as compared to 1.6% in the first half of fiscal 2006. These increases are primarily due to a $0.1 million unfavorable fair value adjustment on the Company's $25 million notional amount interest swap for the first half of fiscal 2007 versus a $0.3 favorable adjustment in the first half of fiscal 2006. The increases are also due to continued interest rate increases in the Company's variable rate debt despite the first half of fiscal 2006 including a one-time charge of $0.2 million related to the early termination of the Company's 9.39% mortgages. The Company anticipates that its interest rate swap will continue to provide protection against these rising interest rates for the near term. The weighted average interest rate applicable to the revolving credit facility was 7.2% in the first half of fiscal 2007 (7.1% at August 4, 2007) as compared to 7.0% in the first half of fiscal 2006.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income and other non-operating income and expense amounts, was $0.6 million in the first half of fiscal 2007 and $0.8 million in the first half of fiscal 2006.

Income Taxes

The Company's interim effective tax rates from continuing operations of 30.2% in the first half of fiscal 2007 and 38.8% in the first half of fiscal 2006 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods. The decrease in the interim effective tax rate is primarily due to the expiration of certain federal tax credit programs during the first half of fiscal 2006, and the subsequent restoration of such programs in the fourth quarter of 2006 for calendar years 2006 and 2007, along with expected earnings below those of last year.

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

	Twenty-Six Weeks Ended
	August 4,	July 29,
(In thousands)	2007	2006
Net sales from closed stores	$-	$1,988

Cost of sales	-	1,553
Selling, general and administrative expenses	-	1,017
Depreciation and amortization	-	63
Total costs and expenses	-	2,633
Loss from operations of closed stores	$-	$(645)

Gain on store closures of $72,000 in fiscal 2006, which includes a net gain on the sale of the building associated with the store closed during the first quarter of fiscal 2006 of approximately $147,000, was partially offset by store closure costs of approximately $75,000 related to that store and one store closed at the end of fiscal 2005, primarily consisting of severance pay and other incremental costs associated with the store closing.

In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007, and one store each in Danville, California and Moscow, Idaho in the third and fourth quarters of fiscal 2006. These closures are not reported as discontinued operations due to the shift of revenues to other stores in their respective market areas. The Company will close one store in Tacoma, Washington during the third quarter of fiscal 2007. This closure will not be reported as discontinued operations due to the expected shift of revenues to another store in the market area.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $9.4 million in the first half of fiscal 2007 as compared to net loss of $3.5 million in the first half of fiscal 2006. On a per share basis (basic and diluted), the net loss was $0.69 per share in the first half of fiscal 2007 as compared to $0.26 per share in the first half of fiscal 2006.

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

The Company's increase of cash from operations during the first half of fiscal 2007 is primarily the result of decreased inventory and a decrease in receivables after a build-up from the holiday season at the beginning of the year, and a decrease in trade accounts payable and accrued expenses resulting from the payment of December 2006 sales and use tax in January 2007. Since the fiscal year ended February 3, 2007, the payments, due and paid January 31, 2007, were made in fiscal 2006. December 2005 sales and use tax payments were made in fiscal February 2006.

The Company's use of cash during the first half of fiscal 2006 is primarily the result of the build-up of spring and summer inventory after the winter holiday season and for the opening of the Eugene, Oregon store.

Net cash used in investing activities is the result of capital spending during the first half of fiscal 2007 primarily relating to renovations of the Clovis, California and Hanford, California stores and upgrades to the Company's point of sale systems. Capital spending during the first half of fiscal 2006 relates to renovations of primarily accessory and shoe areas of certain key stores and to upgrades to the Company's planning and allocations and point of sale systems which was offset by proceeds related to the sale of a corporate aircraft and sale of an owned store in the Seattle/Tacoma market.

Net cash used by financing activities during the first half of fiscal 2007 primarily relates to fewer outstanding checks at quarter end due to the timing of a check run as it relates to fiscal quarter end, partially offset by routine borrowings on the revolving credit facility and increased stock option exercises. In fiscal 2006, increases to the Company's revolving line of credit relate to the pay-off of the 9.39% mortgages on four of the Company's owned properties of approximately $16.6 million.

Sources of Liquidity

Senior Secured Credit Facility

The credit facility, as amended, consists of a revolving credit facility of up to $172 million (including a $20 million letter of credit sub-facility) and a fully funded term loan of $9 million. Borrowings under the revolving credit facility, as amended, are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings are further limited by a requirement to maintain a minimum of $5 million of excess availability at all times, and other reserves that are in effect. As of August 4, 2007, outstanding borrowings under the credit facility totaled $86.5 million, and excess borrowing availability under the credit facility, after the deduction of the minimum availability requirement and other reserves, totaled $42.8 million. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility. The credit facility expires February 2, 2009, and provides for an optional extension through February 2, 2011.

As of August 4, 2007, interest charged on amounts borrowed under the revolving portion of the credit facility are at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan is a fixed rate of 6.6% per annum. In addition, the Company pays an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility is adjusted upwards or downwards on a quarterly basis based on a pricing matrix which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility, as amended, contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $15 million. As of August 4, 2007, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility.

New Senior Secured Credit Facility

The Company signed a Commitment Letter from General Electric Capital Corporation to refinance its existing credit facility on August 29, 2007.

The new credit facility consists of a $200 million senior secured revolving credit facility (including a $20 million letter of credit sub-facility). Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) a specified percentage of the net recovery value of eligible inventory, and (c) 65% of the fair market value of the Company's real estate. Such borrowings are further limited by a requirement to maintain a minimum of $15 million of excess availability at all times, and other reserves.

Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility.

Interest charges on the new credit facility are consistent with the current credit facility with the exception that the Company will pay a reduced unused commitment fee equal to 0.20% per annum on the average unused daily balance.

The new credit facility contains restrictive financial and operating covenants consistent with the current credit facility. Loan fees related to the new credit facility include a 0.5% origination fee, $1,000,000, and a $37,500 annual administration fee. The agreement has a five year term expiring in September 2012.

Terms of the new credit facility are still under review and subject to the final signed agreement.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures during the first half of fiscal 2007 totaling $7.2 million primarily relate to renovations of the Clovis, California and Hanford, California stores and upgrades to the Company's point of sale systems.

As of August 4, 2007, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $3.7 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

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

Value Improvement Program

As discussed more fully in Part II, Item 7 of the Company's 2006 Annual Report on Form 10-K, the Company formed a Special Strategic Committee comprised of Gottschalks' independent directors in the fourth quarter of 2006. The committee conducted a review of various strategic alternatives to maximize shareholder value, including a revised business plan, operating partnerships, joint ventures, strategic alliances, share repurchase, recapitalization, and the sale or merger of the Company. On August 30, 2007, the Company announced that the Committee had concluded its evaluation of strategic alternatives and determined it was in the best interest of Gottschalks' shareholders to aggressively focus on a revised business plan. With this decision, the Strategic Committee has been dissolved.

In connection with the conclusion of the strategic alternatives review process, the Company announced its new Value Improvement Program (V.I.P.). Goals of the V.I.P. include increasing top line performance, improving operating margin, and maximizing shareholder value. The V.I.P., developed with the assistance of Financo Inc., includes an aggressive new store opening schedule, new creative and targeted marketing programs, significant enhancements to information technology systems and a plan to better utilize the Company's owned real estate. The Company also plans to accelerate closings of poor performing stores, including the closing of two stores at their lease expirations in the second quarter of fiscal 2008. Under the V.I.P., the Board of Directors is also evaluating a share repurchase program that would be funded through the Company's cash and credit facility. If approved, the Company may begin repurchasing shares in the third quarter of fiscal 2007.

The V.I.P. will be carried out over the remainder of the year and into fiscal 2008, and will be funded through the refinancing of the Company's credit facility with General Electric Capital Corporation (discussed previously in Sources of Liquidity). The Company anticipates seeing near-term benefits to its top and bottom lines in the second half of fiscal 2008 with results more fully realized in fiscal 2009.

Safe Harbor Statement

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance, unemployment insurance, and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit; the Company's dependence on its key personnel; and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Item 1A. "Business" in the Company's 2006 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission. THE COMPANY PRESENTLY DOES NOT INTEND TO UPDATE THESE STATEMENTS AND UNDERTAKES NO DUTY TO ANY PERSON TO EFFECT ANY SUCH UPDATE UNDER ANY CIRCUMSTANCES.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," for purposes of Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of August 4, 2007, the Company's Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

There has been no change during the Company's second quarter ended August 4, 2007 in the Company's internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2007, the Company held its 2007 Annual Meeting of Stockholders at which the following matter was submitted to a vote of the Company's shareholders:

1. The stockholders voted for eleven nominees for director, each for a one-year term. Each of the eleven nominees was elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR	VOTES FOR	VOTES WITHHELD
Joe Levy	11,435,660	270,953
James R. Famalette	11,570,889	135,724

Joseph J. Penbera	11,091,748	614,865
Sharon Levy	11,445,902	260,711
O. James Woodward III	11,638,232	68,381
Frederick R. Ruiz	11,642,132	64,481
James L. Czech	11,642,232	64,381
Thomas H. McPeters	11,642,162	64,451
Jorge Pont Sánchez	11,641,862	64,751
Philip S. Schlein	11,642,162	64,451
Dale D. Achabal	11,639,662	66,951

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
31.1	Section 302 Certification of Chairman and Chief Executive Officer. (3) PDF
31.2	Section 302 Certification of Vice President and Chief Financial Officer. (3) PDF
32.1	Certification of Chairman and Chief Executive Officer and Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (3) PDF

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

Gottschalks Inc.
(Registrant)
September 12, 2007	By:	/s/ James R. Famalette
James R. Famalette
(Chairman and Chief Executive Officer)
September 12, 2007	By:	/s/ Daniel T. Warzenski
Daniel T. Warzenski
(Vice President and Chief Financial Officer)