Form 10-Q
period 2007-11-03
GOTTSCHALKS INC
filed 2007-12-13
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

      The number of shares of the Registrant's common stock outstanding as of November 30, 2007 was 13,503,884.

Note: PDF provided as a courtesy

GOTTSCHALKS INC.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

	November 3,	February 3,	October 28,
	2007	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,273	$6,051	$5,241
Receivables, net	2,150	8,198	2,168
Merchandise inventories	207,022	168,702	226,348
Other	22,561	19,421	18,294
Total current assets	239,006	202,372	252,051

PROPERTY AND EQUIPMENT - NET	138,221	134,696	136,701
OTHER LONG-TERM ASSETS	14,002	12,998	13,019
	$391,229	$350,066	$401,771

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable and
other current liabilities	$104,762	$83,395	$122,856
Current portion of long-term obligations	1,496	1,676	1,986
Total current liabilities	106,258	85,071	124,842

REVOLVING LINE OF CREDIT	117,310	83,762	103,516

LONG-TERM OBLIGATIONS (less current portion)	12,433	13,592	14,011

DEFERRED INCOME TAXES AND OTHER LIABILITIES	25,111	23,869	25,411

SUBORDINATED NOTE PAYABLE TO AFFILIATE	18,180	19,180	19,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Common stock	137	136	134
Additional paid-in capital	77,806	76,527	75,620
Retained earnings	34,395	47,929	39,057
Less treasury stock, at cost	(401)	-	-
Total stockholder's equity	111,937	124,592	114,811
	$391,229	$350,066	$401,771

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$137,352	$147,897	$424,122	$442,818
Net credit revenues	1,178	873	3,406	2,233
Net leased department revenues	535	576	1,790	2,011
Total revenues	139,065	149,346	429,318	447,062

Costs and expenses:
Cost of sales	90,302	94,170	281,834	287,381
Selling, general and administrative expenses	50,587	52,436	150,535	151,786
Gain on sale of aircraft	-	-	-	(946)
Depreciation and amortization	3,618	3,954	11,215	11,255
Loss on disposal of assets	497	-	418	-
New store opening costs	372	324	387	376
Total costs and expenses	145,376	150,884	444,389	449,852

Operating loss	(6,311)	(1,538)	(15,071)	(2,790)

Other (income) expense:
Interest expense	2,738	2,739	7,848	7,389
Miscellaneous income	(325)	(269)	(838)	(1,063)
	2,413	2,470	7,010	6,326

Loss before income tax benefit	(8,724)	(4,008)	(22,081)	(9,116)
Income tax benefit	(4,600)	(1,673)	(8,515)	(3,685)
Loss from continuing operations	(4,124)	(2,335)	(13,566)	(5,431)

Discontinued operations:
Loss from operations of closed stores	-	(456)	-	(1,102)
Loss on store closures	-	(170)	-	(98)
Income tax benefit	-	213	-	408
Loss on discontinued operations	-	(413)	-	(792)
Net loss	$(4,124)	$(2,748)	$(13,566)	$(6,223)

Net loss per common share -
Basic and diluted
Loss from continuing operations	$(0.30)	$(0.17)	$(0.99)	$(0.40)
Loss from discontinued operations	$-	$(0.03)	$-	$(0.06)
Net loss per common share	$(0.30)	$(0.20)	$(0.99)	$(0.46)

Weighted average number of common
shares outstanding -
Basic and diluted	13,684	13,423	13,657	13,398

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(13,566)	$(6,223)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	340	696
Excess tax benefits from exercise of stock options	(170)	(97)
Depreciation and amortization	11,215	11,324
Other adjustments, net	(2,423)	(1,522)
Store closure costs	109	133
Net loss (gain) on disposal of assets	418	(954)
Distributions of earnings from investment in limited partnership	356	-
Changes in assets and liabilities:
Receivables	5,927	5,118
Merchandise inventories	(37,358)	(65,263)
Other current and long-term assets	(3,310)	(2,791)
Trade accounts payable and accrued expenses	23,006	31,458
Other current and long-term liabilities	(2,475)	(210)
Net cash used in operating activities	(17,931)	(28,331)

INVESTING ACTIVITIES:
Purchases of property and equipment	(16,694)	(18,613)
Proceeds from sale of property and equipment	602	3,980
Other	-	366
Net cash used in investing activities	(16,092)	(14,267)

FINANCING ACTIVITIES:
Net proceeds under revolving line of credit	33,549	55,580
Debt issuance costs paid	(1,098)	(41)
Principal payments on long-term obligations	(2,338)	(16,743)
Proceeds from exercise of stock options	672	275
Proceeds from sale of stock under employee stock purchase plan	36	34
Excess tax benefits from exercise of stock options	170	97
Purchase of treasury stock	(401)	-
Changes in cash management liability	4,655	3,269
Net cash provided by financing activities	35,245	42,471

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,222	(127)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,051	5,368
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,273	$5,241

SUPPLEMENTAL INFORMATION:
Interest paid	$6,867	$7,405
Income taxes paid	$833	$2,123

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen and Thirty-Nine Weeks Ended November 3, 2007 and October 28, 2006

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the third quarter of the fiscal year ending February 2, 2008 ("fiscal 2007"), the Company operated 58 full-line Gottschalks department stores located in 6 Western states, with 38 stores in California, 7 in Washington, 5 in Alaska, 4 in Oregon, 2 in Idaho, and 2 in Nevada. The Company also operates 4 specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, junior's and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in select locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company operates in one reportable operating segment.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended November 3, 2007 are not necessarily indicative of the results that may be expected for fiscal 2007 due to, among other reasons, the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 3, 2007 (the "2006 Annual Report on Form 10-K"). The condensed balance sheet at February 3, 2007 has been derived from the audited financial statements as of that date.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a "more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 applies to all tax positions related to income taxes subject to FAS 109 and creates a single model to address accounting for uncertainty in tax positions. FIN 48 requires that tax positions accounted for under FAS 109 be evaluated for recognition based solely on technical merits and the resulting tax benefits be measured using a cumulative probability assessment and the Company's plan for settlement. The Company adopted FIN 48 effective February 4, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations. (See Note 8 "Income Taxes")

2. STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to the unvested portion of previously issued awards of approximately $77,000 and $324,000 in the third quarter and first three quarters of fiscal 2007, respectively, and $195,000 and $681,000 in the third quarter and first three quarters of fiscal 2006, respectively, as a component of selling, general, and administrative expense. As of November 3, 2007, there was approximately $293,000 of unrecognized compensation cost related to non-vested awards granted under the Company's stock option plans. That cost is expected to be recognized over a remaining term of up to 3 years. The Company also recognized share-based compensation expense related to the Employee Stock Purchase Plan of approximately $5,300 and $15,300 in the third quarter and first three quarters of fiscal 2007, respectively, and $4,800 and $14,500 in the third quarter and first three quarters of fiscal 2006.

Option activity for the thirty-nine weeks ended November 3, 2007 is as follows:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual	Aggregate
	Number of	price per	life	intrinsic
	Shares	share	(in years)	value
Outstanding at February 4, 2007	1,159,375	$6.43
Granted	-	-
Exercised	(120,125)	5.60
Cancelled or expired	(13,500)	5.80
Outstanding at November 3, 2007	1,025,750	6.54	4.65	$414,000
Exercisable at November 3, 2007	832,375	$5.94	4.02	$412,600
Available for future grants at November 3, 2007	1,437,500

The aggregate intrinsic value of options exercised during the first two quarters of fiscal 2007 was $890,600. There were no options exercised during the third quarter of fiscal 2007. The aggregate intrinsic value of options exercised during the third quarter and first three quarters of fiscal 2006 was $159,200 and $371,700, respectively.

3. CASH AND CASH EQUIVALENTS

Amounts in-transit from banks for customer credit card, debit card and electronic benefit transfer transactions that process in less than seven days are classified as cash in our Condensed Balance Sheets. The banks process the majority of these amounts within one to two business days. There was $5.2 million and $3.5 million of in-transits from banks included in cash as of November 3, 2007 and October 28, 2006, respectively.

4. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, to the extent not in excess of net realizable value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling, storage and distribution of merchandise. The calculated LIFO inventory value is higher than current cost under the first-in, first-out (FIFO) method, due to deflation in historical inventory costs. However, a valuation reserve has been established to reduce the inventory at LIFO to net realizable value, which approximates FIFO cost. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management currently anticipates that its year-end LIFO adjustment will not materially affect the Company's fiscal 2007 operating results.

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

	November 3,	February 3,	October 28,
(In thousands of dollars)	2007	2007	2006
Trade accounts payable	$48,643	$27,545	$66,237
Accrued expenses	29,417	32,168	32,017
Cash management liability	9,744	5,090	5,468
Accrued payroll and related liabilities	8,306	9,400	8,246
Taxes, other than income taxes	8,652	3,991	8,741
Federal and state income taxes payable	-	1,660	564
Deferred income taxes payable	-	3,541	1,583
	$104,762	$83,395	$122,856

6. DEBT

New Senior Secured Credit Facility

The Company signed a second Amended and Restated Credit Agreement with General Electric Capital Corporation to refinance its existing credit facility on September 26, 2007. The new credit facility consists of a $200 million senior secured revolving credit facility (including a $20 million letter of credit sub-facility). Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) a specified percentage of the net recovery value of eligible inventory, as determined by periodic valuation performed by an independent appraiser, and (c) 65% of the fair market value of the Company's real estate. Such borrowings are further limited by a requirement to maintain a minimum of $15 million of excess availability at all times, and other reserves. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility.

As of November 3, 2007, outstanding borrowings under the new credit facility totaled $117.3 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $64.5 million. Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum. In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility. The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The new credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $20 million. As of November 3, 2007, the Company was in compliance with all restrictive financial covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

Old Senior Revolving Credit Facility

From January 26, 2006 to September 26, 2007, the credit facility, as amended on January 26, 2006, consisted of a revolving credit facility of up to $172 million (including a $20 million letter of credit sub-facility) and a fully funded term loan of $9 million. Borrowings under the revolving credit facility, as amended, were limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings were further limited by a requirement to maintain a minimum of $5 million of excess availability at all times, and other reserves that were in effect. Substantially all of the Company's assets, including its merchandise inventories, were pledged under the credit facility.

On September 26, 2007, interest charged on amounts borrowed under the revolving portion of the credit facility were at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan was a fixed rate of 6.6% per annum. In addition, the Company paid an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility was adjusted upwards or downwards on a quarterly basis based on a pricing matrix which was tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could have ranged from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility, as amended, contained restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability was below $15 million.

Long-Term Obligations

The Company's long-term debt and capital lease obligations consist of the following:

	November 3,	February 3,	October 28,
(In thousands)	2007	2007	2006
Capital lease obligations	$8,274	$8,644	$9,071
7.5% note payable, due 2010	1,898	2,442	2,616
Other mortgage loans and notes payable	3,757	4,182	4,310
	13,929	15,268	15,997
Less current portion	(1,496)	(1,676)	(1,986)
	$12,433	$13,592	$14,011

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of November 3, 2007.

Subordinated Note Payable to Affiliate

El Corte Ingles ("ECI") of Spain, and Harris, a wholly owned subsidiary of ECI, became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The Company's Subordinated Note to Harris, which is for partial consideration of the Harris acquisition, is due May 30, 2009, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1 million each upon execution of the note, on February 20, 2005, on February 21, 2006 and February 20, 2007, as scheduled. Principal payments of $2 million are scheduled for each of February 2008 and 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company.

7. INTEREST RATE DERIVATIVE

The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of November 3, 2007 and the range of interest rates paid and received by the Company during the thirty-nine weeks ended November 3, 2007:

Fixed swap (notional amount)	$25,000,000
Range of receive rate	5.355% - 5.703%
Pay rate	4.99%

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes all derivatives on the balance sheet at fair value. Although the swap essentially provides for matched terms to its underlying obligation it does not qualify for hedge accounting under SFAS No. 133.

The interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at November 3, 2007 was a loss of $124,241 and represents the amount the Company would pay if the agreement was terminated as of that date. As of November 3, 2007, the Company reflected a derivative liability in other liabilities for such amount to recognize the fair value of the interest rate swap. Changes in the fair value of derivatives are reported in interest expense. Accordingly, interest expense for the thirty-nine weeks ended November 3, 2007 includes an unfavorable fair value adjustment of $222,500 related to the interest rate swap.

8. INCOME TAXES

The Company has an unrecognized tax benefit at adoption of FIN 48 of approximately $2.4 million, exclusive of interest, reported in the Condensed Balance Sheets in Deferred Income Taxes and Other Liabilities, which did not change significantly during the nine months ended November 3, 2007. Of this amount, the amount that would impact the Company's effective tax rate, if recognized, is $0.1 million. The adoption of FIN 48 effective February 4, 2007 resulted in an immaterial change in retained earnings, after the application of a valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Total accrued interest included in the FIN 48 liability was $0.3 million at February 4, 2007 and November 3, 2007. No penalties were accrued at February 4, 2007 or November 3, 2007.

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

9. SHARE REPURCHASE PROGRAM

The Company's Board of Directors announced its share repurchase program in September 2007, which allows for the repurchase of up to 2 million shares over 12 months subject to certain pricing conditions. During the thirteen weeks ended November 3, 2007, the Company repurchased 92,100 shares for $400,700, at an average cost of $4.35 per share including commissions. Such shares are reflected as treasury stock in the stockholder's equity section of the condensed balance sheet. Purchases may be made at management's discretion in the open market and in privately negotiated transactions as market and business conditions warrant. There were no share repurchases in the first and second quarters of fiscal 2007.

10. WEIGHTED AVERAGE NUMBER OF SHARES

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive and the Company reports net income. A reconciliation of the weighted average shares used in the basic and diluted earnings per share calculation is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Basic calculation	13,683,640	13,423,132	13,656,981	13,397,666
Effect of dilutive shares - options	-	-	-	-
Diluted calculation	13,683,640	13,423,132	13,656,981	13,397,666

Options with an exercise price greater than the average market price of the Company's common stock during the period, or outstanding in a period in which the Company reports a net loss, are excluded from the computation of the weighted average number of shares on a diluted basis, as such options are antidilutive. The following shares were antidilutive and, therefore, not included in the computation of diluted earnings per share for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Antidilutive shares - options	1,026,396	1,313,661	1,060,623	1,345,805

Certain of the shares noted above were excluded from the computation of dilutive shares solely due to the Company's net loss position in the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006. The following table shows the approximate effect of dilutive shares had the Company reported a profit for these periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Effect of dilutive shares - options	117,570	312,094	311,296	319,414

11. COMMITMENTS AND CONTINGENCIES

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment. The complaint seeks wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement which was approved at a hearing on September 29, 2006. The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and an additional $60,000 in the fourth quarter of fiscal 2006. All payments were made in December 2006.

The Company is party to other legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are expected not to have a material adverse effect on the Company's financial position or results of its operations.

In July 2007, the Company began subleasing a 58,000 square foot building in Elk Grove, California from Safeway Inc. The Company spent approximately $4.0 million on fixtures and leasehold improvements to convert the building to the Gottschalks' format and the store opened on November 7, 2007.

As of November 3, 2007, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $1.7 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

12. DISCONTINUED OPERATIONS

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(In thousands)	2007	2006	2007	2006
Net sales from closed stores	$-	$933	$-	$2,921

Cost of sales	-	868	-	2,421
Selling, general and administrative expenses	-	516	-	1,533
Depreciation and amortization	-	5	-	69
Total costs and expenses	-	1,389	-	4,023
Loss from operations of closed stores	$-	$(456)	$-	$(1,102)

The loss on store closures of $98,000 in fiscal 2006 includes a net gain on the sale of the building associated with the store closed during the first quarter of fiscal 2006 of approximately $147,000, offset by a loss on disposal of assets of $139,000 related to the store closed during the third quarter of fiscal 2006, and store closure costs of approximately $106,000 related to both stores closed in fiscal 2006, primarily consisting of severance and other incremental costs associated with the store closing.

In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007, one store in Tacoma, Washington during the third quarter of fiscal 2007, and one store each in Danville, California and Moscow, Idaho in the third and fourth quarters of fiscal 2006. The closures are not reported as discontinued operations due to the expected shift of revenues to other stores in the respective market areas.

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and thirty-nine week periods ended November 3, 2007 (hereinafter referred to as the "third quarter" and "first three quarters" of fiscal 2007, respectively), is not necessarily indicative of performance for the remainder of the year.

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

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Net credit revenues	0.8	0.6	0.8	0.5
Net leased department revenues	0.4	0.4	0.4	0.5
Total revenues	101.2	101.0	101.2	101.0

Costs and expenses:
Cost of sales	65.7	63.7	66.4	64.9
Selling, general and administrative expenses	36.8	35.4	35.5	34.3
Gain on sale of aircraft	0.0	0.0	0.0	(0.2)
Depreciation and amortization	2.6	2.7	2.6	2.5
Loss on disposal of assets	0.4	-	0.1	-
New store opening costs	0.3	0.2	0.1	0.1
Total costs and expenses	105.8	102.0	104.7	101.6

Operating loss	(4.6)	(1.0)	(3.5)	(0.6)

Other (income) expense:
Interest expense	2.0	1.9	1.9	1.7
Miscellaneous income	(0.2)	(0.2)	(0.2)	(0.3)
	1.8	1.7	1.7	1.4

Loss before income tax benefit	(6.4)	(2.7)	(5.2)	(2.0)
Income tax benefit	(3.4)	(1.1)	(2.0)	(0.8)

Loss from continuing operations	(3.0)	(1.6)	(3.2)	(1.2)

Discontinued operations:
Loss from operations of closed stores	-	(0.3)	-	(0.3)
Loss on store closures	-	(0.1)	-	0.0
Income tax benefit	-	0.1	-	0.1
Loss on discontinued operations	-	(0.3)	-	(0.2)
Net loss	(3.0)%	(1.9)%	(3.2)%	(1.4)%

Third Quarter of Fiscal 2007 Compared to Third Quarter of Fiscal 2006

Net Sales

Net sales from continuing operations decreased by approximately $10.5 million to $137.4 million in the third quarter of fiscal 2007 as compared to $147.9 million in the third quarter of fiscal 2006, a decrease of 7.1%. The best performing merchandise categories in the quarter were dresses, special sizes and coats. Home merchandise sales were below the same period last year. Comparable store sales for the third quarter of fiscal 2007, which includes sales for stores open for the full period in both years, decreased by 5.1% as compared to the third quarter of fiscal 2006. The trend in our Pacific Northwest stores has produced positive comparable stores sales but this performance has been more than offset by negative comparable sales in many of our California stores. The California consumer has been negatively impacted by the mortgage industry economic issues.

The Company operated 58 department stores and 4 specialty stores at the end of the third quarter of fiscal 2007 compared to 61 department stores and 5 specialty stores at the end of the third quarter of fiscal 2006.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased approximately $0.3 million in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. As a percent of net sales, net credit revenues were 0.8% of net sales in the third quarter of fiscal 2007 and 0.6% in the third quarter of fiscal 2006. This increase is attributable to the new Credit Card Program Agreement with HSBC, effective February 4, 2007, which provides for an enhanced percentage of net sales revenues, and increased penetration, up 2.0% to 44.8% for the third quarter of fiscal 2007.

Net Leased Department Revenues

Leased department sales are presented net of the related costs for financial reporting purposes. Net leased department revenues generated by the Company's various leased departments in the third quarter of fiscal 2007 was $41,000 lower than the third quarter of fiscal 2006, a decrease of 7.1%.

Sales generated in the Company's leased departments in the third quarter of fiscal 2007 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $3.8 million in the third quarter of fiscal 2007 and $4.1 million in the third quarter of fiscal 2006, a decrease of 7.3%. The decrease in consumer spending has strongly influenced fine jewelry sales.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the purchasing, handling, storage and distribution of merchandise, decreased by approximately $3.9 million to $90.3 million in the third quarter of fiscal 2007 as compared to $94.2 million in the third quarter of fiscal 2006. The Company's gross margin percentage was 34.3% in the third quarter of fiscal 2007 and 36.3% in the third quarter of fiscal 2006. The decrease is a result of a more promotional retail selling environment and resultant merchandise discounts. In addition, the decrease is attributable to the unfavorable impact of previously capitalized buying and distribution costs due to lower inventory than the comparable period in fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased by approximately $1.8 million to $50.6 million in the third quarter of fiscal 2007 as compared to $52.4 million in the third quarter of fiscal 2006, a decrease of 3.5%. The decrease is attributable to lower payroll and fringe benefits costs, advertising and occupancy costs related to the decrease in stores from the third quarter of fiscal 2006. These reductions were somewhat offset by increased travel, property insurance and professional fees from the fiscal 2006 comparable quarter.

As a percent of net sales, selling, general and administrative expenses from continuing operations increased in the third quarter of fiscal 2007 by 1.4% to 36.8% as compared to the third quarter of fiscal 2006.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of intangible assets other than goodwill, was $3.6 million in the third quarter of fiscal 2007 as compared to $4.0 million in the third quarter of fiscal 2006. As a percent of net sales, depreciation and amortization expense decreased 0.1% to 2.6% in the third quarter of fiscal 2007 as compared to 2.7% in the third quarter of fiscal 2006. The dollar decrease can be attributed to merchandising software becoming fully depreciated in June 2007.

Loss on Disposal of Assets

The loss on disposal of assets of $0.5 million in the third quarter of fiscal 2007 primarily consists of the write-off of the Santa Maria, California store improvements due to the pending demolition of the building in early 2008 in connection with a mall renovation project. The mall owners plan to construct a replacement store in Santa Maria by late 2008.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized $0.4 million of costs in the third quarter of fiscal 2007 in connection with a new store in Elk Grove, California, which opened on November 7, 2007. The Company recognized new store opening costs totaling $0.3 million in the third quarter of fiscal 2006 in connection with the opening of a new store in Eugene, Oregon, which opened August 31, 2006.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, was $2.7 million in the third quarter of fiscal 2007, flat to the third quarter of fiscal 2006, despite increased borrowing of 13.3% on the revolving line of credit. The third quarter of fiscal 2007 also includes a $60,000 incremental charge related to the fair value adjustment on the Company's interest swap versus the third quarter of fiscal 2006. As a percent of net sales, interest expense increased to 2.0% in the third quarter of fiscal 2007 as compared to 1.9% in the third quarter of fiscal 2006 due to the decline in net sales. The weighted average interest rate applicable to the revolving credit facility was 7.1% in both the third quarter of fiscal 2007 and fiscal 2006 (6.3% at November 3, 2007).

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income related to donated land and other non-operating income, such as partnership revenue related to the corporate office building, and expense amounts, was $0.3 million in both the third quarter of fiscal 2007 and fiscal 2006.

Income Taxes

The Company's interim effective tax rates from continuing operations was 52.7% in the third quarter of fiscal 2007 and 41.7% in the third quarter of fiscal 2006. The increase in the interim effective tax rate is primarily a result of revised estimates of the year-to-date interim effective tax rate due to a change in the Company's full year projected pretax operating results between the second and third quarters of fiscal 2007 and the associated benefit of federal tax credits.

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

	Thirteen Weeks Ended
	November 3,	October 28,
(In thousands)	2007	2006
Net sales from closed store	$-	$933

Cost of sales	-	868
Selling, general and administrative expenses	-	516
Depreciation and amortization	-	5
Total costs and expenses	-	1,389
Loss from operations of closed store	$-	$(456)

The Company recorded a loss on disposal of assets of $139,000, along with $31,000 in other incremental costs, associated with the store closed during the third quarter of fiscal 2006. In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007, one store in Tacoma, Washington during the third quarter of fiscal 2007, and one store in each of Danville, California and Moscow, Idaho in the third and fourth quarters of fiscal 2006. These closures are not reported as discontinued operations due to the shift of revenues to other stores in their respective market areas.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $4.1 million in the third quarter of fiscal 2007 as compared to a net loss of $2.7 million in the third quarter of fiscal 2006. On a per share basis, the net loss was $0.30 per share (basic and diluted) in the third quarter of fiscal 2007 as compared to net loss of $0.20 per share (basic and diluted) in the third quarter of fiscal 2006.

Three Quarters of Fiscal 2007 Compared to Three Quarters of Fiscal 2006

Net Sales

Net sales decreased by approximately $18.7 million to $424.1 million in the first three quarters of fiscal 2007 as compared to $442.8 million in the first three quarters of fiscal 2006, a decrease of 4.2%. The best performing merchandise categories in the first three quarters were dresses, special sizes, and shoes.  Home merchandise sales were below the same period last year. Comparable store sales for the first three quarters of fiscal 2007, which includes sales for stores open for the full period in both years, were down 3.4% as compared to the first three quarters of fiscal 2006. The trend in our Pacific Northwest stores has produced positive comparable stores sales but this performance has been more than offset by negative comparable sales in many of our California stores. The California consumer has been negatively impacted by the mortgage industry economic issues.

The Company operated 58 department stores and 4 specialty stores at the end of the first three quarters of fiscal 2007 as compared to 61 department stores and 5 specialty stores at the end of the first three quarters of fiscal 2006.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards were $3.4 million and increased by $1.2 million or 52.5% for the first three quarters of fiscal 2007 as compared to the first three quarters of fiscal 2006. As a percent of net sales, net credit revenues were 0.8% in the first three quarters of fiscal 2007 and 0.5% in the first three quarters of fiscal 2006. This increase is attributable to the new Credit Card Program Agreement with HSBC, effective February 4, 2007, which provides for an enhanced percentage of net sales revenues, and increased penetration, up 1.9% to 44.4%.

Net Leased Department Revenues

Leased department sales are presented net of the related costs for financial reporting purposes. Net leased department revenues generated by the Company's various leased departments decreased by $0.2 million to $1.8 million in the first three quarters of fiscal 2007 as compared to the first three quarters of fiscal 2006.

Sales generated in the Company's leased departments in the first three quarters of fiscal 2007 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $12.9 million in the first three quarters of fiscal 2007 and $14.3 million in the first three quarters of fiscal 2006, a decrease of 9.8%. The decrease in consumer spending has strongly influenced the jewelry sales.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling, storage and distribution of merchandise, decreased by approximately $5.6 million to $281.8 million in the first three quarters of fiscal 2007 as compared to $287.4 million in the first three quarters of fiscal 2006, a decrease of 1.9%. The Company's gross margin percentage decreased to 33.5% in the first three quarters of fiscal 2007 as compared to 35.1% in the first three quarters of fiscal 2006. The decrease is a result of a more promotional retail selling environment and resultant merchandise discounts. In addition, the decrease is attributable to the unfavorable impact of previously capitalized buying and distribution costs due to lower inventory than the comparable period in fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $1.3 million to $150.5 million in the first three quarters of fiscal 2007 as compared to $151.8 million in the first three quarters of fiscal 2006, a decrease of 0.8%. The decrease is primarily due to the $0.4 million received in fiscal 2006 as a member of a class of a settled lawsuit against Visa U.S.A. Inc. and MasterCard International Incorporated and expense reductions in fiscal 2007 related to closed stores partially offset by an increase in professional fees related to the Company's strategic initiatives. As a percent of net sales, selling, general and administrative expenses in the first three quarters of fiscal 2007 increased to 35.5% as compared to 34.3% in the first three quarters of fiscal 2006.

Gain on Sale of Aircraft

The Company sold a corporate aircraft on June 30, 2006 for $1,037,000 (net of selling costs) that resulted in a gain of $946,000 ($579,000 after tax). The gain is reflected in operating income as the aircraft was reported as an operating asset.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of intangible assets other than goodwill, was $11.2 million in the first three quarters of fiscal 2007 as compared to $11.3 million in the first three quarters of fiscal 2006. As a percent of net sales, depreciation and amortization expense increased to 2.6% in the first three quarters of fiscal 2007 as compared to 2.5% in the first three quarters of fiscal 2006. The dollar decrease is a result of merchandising software becoming fully depreciated in June 2007, off-set by the depreciation of capital additions related to the Company's Eugene, Oregon store opened in the third quarter of fiscal 2006 and major remodel projects at certain existing stores during 4th quarter of fiscal 2006 and first three quarters of fiscal 2007. The Company also made substantial upgrades to its planning and allocations and point of sale systems which were placed in service at various dates during the fourth quarter of fiscal 2006 and first three quarters of 2007, respectively.

Loss on Disposal of Assets

The loss on disposal of assets of $0.4 million in the first three quarters of fiscal 2007 primarily consists of the write-off of the Santa Maria, California store improvements due to the pending demolition of the building in early 2008 in connection with a mall renovation project, net of a gain realized on the closure of the Wasilla, Alaska store. The mall owners plan to construct a replacement store in Santa Maria by late 2008.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized $0.4 million of costs in the first three quarters of fiscal 2007 in connection with a new store in Elk Grove, California, which opened on November 7, 2007. The Company recognized new store opening costs totaling $0.4 million in the first three quarters of fiscal 2006 in connection with the opening of a new store in Eugene, Oregon, which opened August 31, 2006.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.4 million to $7.8 million in the first three quarters of fiscal 2007 as compared to $7.4 million in the first three quarters of fiscal 2006, an increase of 6.2%. As a percent of net sales, interest expense increased to 1.9% in the first three quarters of fiscal 2007 as compared to 1.7% in the first three quarters of fiscal 2006. These increases are primarily due to a $0.2 million unfavorable fair value adjustment on the Company's $25 million notional amount interest swap for the first three quarters of fiscal 2007 versus a $0.1 million favorable adjustment in the first three quarters of fiscal 2006. The weighted average interest rate applicable to the revolving credit facility was 7.1% in both the first three quarters of fiscal 2007 (6.3% at November 3, 2007) and fiscal 2006.

Miscellaneous Income - Net

Miscellaneous income, which includes the amortization of deferred income related to donated land and other non-operating income, such as partnership revenue related to the corporate office building, and expense amounts, was $0.8 million in the first three quarters of fiscal 2007 and $1.1 million in the first three quarters of fiscal 2006.

Income Taxes

The Company's interim effective tax rates from continuing operations of 38.6% in the first three quarters of fiscal 2007 and 40.4% in the first three quarters of fiscal 2006 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods. The higher fiscal

2006 rate was primarily attributable to the expiration of certain federal tax programs which were not reinstated until December 2006.

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

	Thirty-Nine Weeks Ended
	November 3,	October 28,
(In thousands)	2007	2006
Net sales from closed stores	$-	$2,921

Cost of sales	-	2,421
Selling, general and administrative expenses	-	1,533
Depreciation and amortization	-	69
Total costs and expenses	-	4,023
Loss from operations of closed stores	$-	$(1,102)

The loss on store closures of $98,000 in fiscal 2006 includes a net gain on the sale of the building associated with the store closed during the first quarter of fiscal 2006 of approximately $147,000, offset by a loss on disposal of assets of $139,000 related to the store closed during the third quarter of fiscal 2006, and store closure costs of approximately $106,000 related to both stores closed in fiscal 2006, primarily consisting of severance and other incremental costs associated with the store closings.

In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007, one store in Tacoma, Washington during the third quarter of fiscal 2007, and one store each in Danville, California and Moscow, Idaho in the third and fourth quarters of fiscal 2006. These closures are not reported as discontinued operations due to the shift of revenues to other stores in their respective market areas.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $13.6 million in the first three quarters of fiscal 2007 as compared to a net loss of $6.2 million in the first three quarters of fiscal 2006. On a per share basis (basic and diluted), the net loss was $0.99 per share in the first three quarters of fiscal 2007 as compared to $0.46 per share in the first three quarters of fiscal 2006.

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

The Company's decrease in net cash used in operations during the first three quarters of fiscal 2007, as compared to the first three quarters of fiscal 2006, is primarily the result of a greater net loss and a decrease in trade accounts payable and accrued expenses related to decreased inventory and from the payment of December 2006 sales and use tax in January 2007, offset by significantly decreased inventory. Since the fiscal year ended February 3, 2007, the payments, due and paid January 31, 2007, were made in fiscal 2006. December 2005 sales and use tax payments were made in fiscal February 2006.

Net cash used in investing activities is the result of capital spending during the first three quarters of fiscal 2007 primarily relating to renovations of the Clovis, California and Hanford, California stores, the new store in Elk Grove, California, which opened November 7, 2007, and upgrades to the Company's point of sale systems. Capital spending during the first three quarters of fiscal 2006 relates to renovations of primarily accessory and shoe areas of certain key stores, the opening of the store in Eugene, Oregon, which opened August 31, 2006, and to upgrades to the Company's planning and allocations and point of sale systems, which was offset by proceeds related to the sale of a corporate aircraft and sale of an owned store in the Seattle/Tacoma market.

Net cash provided by financing activities during the first three quarters of fiscal 2007 primarily relates to routine borrowings on the revolving credit facility. In fiscal 2006, increases to the Company's revolving line of credit relate to the pay-off of the 9.39% mortgages on four of the Company's owned properties of approximately $16.6 million.

Sources of Liquidity

New Senior Secured Credit Facility

The Company signed a second Amended and Restated Credit Agreement with General Electric Capital Corporation to refinance its existing credit facility on September 26, 2007. The new credit facility consists of a $200 million senior secured revolving credit facility (including a $20 million letter of credit sub-facility). Borrowings under the revolving credit facility are limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) a specified percentage of the net recovery value of eligible inventory, as determined by periodic valuation performed by an independent appraiser, and (c) 65% of the fair market value of the Company's real estate. Such borrowings are further limited by a requirement to maintain a minimum of $15 million of excess availability at all times, and other reserves. Substantially all of the Company's assets, including its merchandise inventories, are pledged under the credit facility.

As of November 3, 2007, outstanding borrowings under the new credit facility totaled $117.3 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $64.5 million. Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum. In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility. The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The new credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $20 million. As of November 3, 2007, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

Old Senior Revolving Credit Facility

From January 26, 2006 to September 26, 2007, the credit facility, as amended on January 26, 2006, consisted of a revolving credit facility of up to $172 million (including a $20 million letter of credit sub-facility) and a fully funded term loan of $9 million. Borrowings under the revolving credit facility, as amended, were limited to the sum of (a) a specified percentage of eligible credit card receivables, (b) the lesser of specified percentages of (i) the cost of eligible inventory and (ii) the net recovery value of the inventory, as determined by periodic valuation performed by an independent appraiser, and (c) the lesser of (i) up to 60% of the fair market value of the designated properties and (ii) $21.6 million. Such borrowings were further limited by a requirement to maintain a minimum of $5 million of excess availability at all times, and other reserves that were in effect. Substantially all of the Company's assets, including its merchandise inventories, were pledged under the credit facility.

On September 26, 2007, interest charged on amounts borrowed under the revolving portion of the credit facility were at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan was a fixed rate of 6.6% per annum. In addition, the Company paid an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The interest rate applicable to the revolving portion of the credit facility was adjusted upwards or downwards on a quarterly basis based on a pricing matrix which was tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could have ranged from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility, as amended, contained restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability was below $15 million.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures during the first three quarters of fiscal 2007 totaling $16.7 million primarily relate to renovations of the Clovis, California and Hanford, California stores, improvements and fixturization of the new Elk Grove, California store, and upgrades to the Company's point of sale systems.

As of November 3, 2007, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $1.7 million. The standby letters of credit were issued to provide collateral for workers compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

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

Value Improvement Program

As discussed more fully in Part II, Item 7 of the Company's 2006 Annual Report on Form 10-K, the Company formed a Special Strategic Committee comprised of Gottschalks' independent directors in the fourth quarter of fiscal 2006. The committee conducted a review of various strategic alternatives to maximize shareholder value, including a revised business plan, operating partnerships, joint ventures, strategic alliances, share repurchase, recapitalization, and the sale or merger of the Company. On August 30, 2007, the Company announced that the Committee had concluded its evaluation of strategic alternatives and determined it was in the best interest of Gottschalks' shareholders to aggressively focus on a revised business plan. With this decision, the Strategic Committee has been dissolved.

In connection with the conclusion of the strategic alternatives review process, the Company announced its new Value Improvement Program (V.I.P.). Goals of the V.I.P. include increasing top line performance, improving operating margin, and maximizing shareholder value. The V.I.P., developed with the assistance of Financo Inc., includes an aggressive new store opening schedule, new creative and targeted marketing programs, significant enhancements to information technology systems and a plan to better utilize the Company's owned real estate. The Company also plans to accelerate closings of poor performing stores, including the closing of two stores at their lease expirations in the second quarter of fiscal 2008. Under the V.I.P., the Board of Directors also implemented a share repurchase program that is funded through the Company's cash and credit facility. The Company began repurchasing shares in the third quarter of fiscal 2007.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," for purposes of Rules 13a-14 and 15d- 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of November 3, 2007, the Company's Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

There has been no change during the Company's third quarter ended November 3, 2007 in the Company's internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Multiple risk factors exist which could have a material effect on the Company's operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company's 2006 Annual Report on Form 10-K as filed with the SEC.

There have been no material changes with respect to the risk factors disclosed in our 2006 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to the Company's purchases of common stock during the thirteen weeks ended November 3, 2007:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares
	Total Number	Average Price	Under Publicly	Remaining
	of Shares	Paid per	Announced	Under the
	Purchased	Share	Program	Program (1)
	(thousands)		(thousands)	(thousands)
Month #1 (October 7 - November 3)	92	$4.35	92	1,908

(1) On September 11, 2007, the Company's Board of Directors approved the repurchase of up to two million shares of its common stock, which the Company announced to the public on September 17, 2007. The authorization for this share repurchase expires on September 11, 2008.

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

(1) Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-3949).

(2) Previously filed as an exhibit to the Current Report on Form 8-K on December 7, 2007 (File No. 1-09100).

(3) Furnished concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.
(Registrant)
December 13, 2007	By:	/s/ James R. Famalette
James R. Famalette
(Chairman and Chief Executive Officer)
December 13, 2007	By:	/s/ Daniel T. Warzenski
Daniel T. Warzenski
(Vice President and Chief Financial Officer)