Form 10-K
period 2008-02-02
GOTTSCHALKS INC
filed 2008-04-10
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ YES        ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES        ☒ NO

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 4, 2007: Common Stock, $.01 par value: $72,084,447.

On March 28, 2008 the Registrant had outstanding 13,282,958 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement with respect to its Annual Stockholders' Meeting scheduled to be held on June 25, 2008, which will be filed pursuant to Regulation 14A, are incorporated by reference into Part III of this Form 10-K.

PDF provided as a courtesy

Gottschalks Inc.
2007 ANNUAL REPORT ON FORM 10-K
INDEX

PART I

Item 1. BUSINESS

GENERAL

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of February 2, 2008, the Company operated 59 full-line "Gottschalks" department stores located in 6 Western states, with 39 stores located in California, 7 in Washington, 5 in Alaska, 4 in Oregon, 2 in Nevada and 2 in Idaho. The Company also operates 4 "Village East" and "Gottschalks" specialty stores, which carry a limited selection of merchandise. The Company is incorporated in the State of Delaware.

The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, juniors' and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings including china, housewares, domestics, small electric appliances and, in selected locations, furniture and mattresses. The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers.

The Company has operated continuously for 103 years since it was founded by Emil Gottschalk in 1904. At the time the Company initially offered its stock to the public in 1986, the Company operated 10 department stores. Since then, a net total of 49 department stores have been added, 18 through acquisitions.

OPERATING STRATEGY

Merchandising Strategy

The Company's merchandising strategy is directed at offering and promoting moderate to better priced brand-name merchandise recognized by its customers for style and value. Brand-name merchandise is complemented with offerings of private-label. Brand-name apparel, shoes, cosmetics and accessories lines carried by the Company include Estee Lauder, Lancome, Clinique, Chanel, Dooney & Bourke, Nine West, Liz Claiborne, Calvin Klein, Nautica, Karen Kane, Ralph Lauren, Columbia, Fossil, Levi Strauss, Southpole, Izod, Quicksilver, Roxy, Woolrich and Carters. Brand-name merchandise carried for the home includes Simmons, Lenox, Krups, Kitchenaid and Samsonite.

The Company has also directed considerable effort towards improving the quality and increasing the penetration of private-label merchandise in its overall merchandise mix. The Company's most well recognized private-label is "Shaver Lake," currently carried in the women's, men's and home departments and the second largest volume private-label brand is "Taylor and Henry" carried in women's and men's departments. The "Shaver Lake" brand is exclusively offered in Gottschalks stores, and provides an opportunity to increase Gottschalks' brand acceptance and promote competitive differentiation. The Company plans to expand its private label offerings in men's and women's casual clothing in fiscal 2008.

The Company purchases merchandise from numerous suppliers. No single vendor accounted for more than 5% of the Company's net purchases in fiscal 2007. The Company's merchandising activities are conducted centrally from its corporate office in Fresno, California.

The Company's merchandise mix as a percentage of total sales (including leased department sales) is reflected in the following table:

	Fiscal Years
	2007	2006	2005	2004	2003
Women's Apparel	29.0%	28.3%	28.2%	28.6%	28.1%
Cosmetics, Shoes
& Accessories	27.6	26.9	25.8	25.3	24.3
Home	16.7	17.9	18.7	18.9	20.1
Men's Apparel	12.4	12.7	12.8	12.8	13.3
Junior's and
Children's Apparel	11.1	10.8	11.0	10.8	10.6
Leased Departments	3.2	3.4	3.5	3.6	3.6
Total Sales	100.0%	100.0%	100.0%	100.0%	100.0%

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

The Company's department stores are generally anchor tenants of regional shopping malls or strategically located strip centers. Other anchor tenants in the malls or strip centers generally complement the Company's goods with a mixture of competing and non-competing merchandise and serve to increase customer foot traffic. With new enclosed regional shopping mall construction on the decline, the Company's strategy is to open stores in smaller and more diverse locations that may not be served by its larger competitors, who adopt a more standardized approach to expansion, and in "Lifestyle Centers" that feature a variety of retailers, upscale restaurants and, typically, multi-screen movie theatre.

The Company opened 1 new store in fiscal 2007. On November 7, 2007 the Company opened a 58,387 square foot store in Elk Grove, California. Future new store openings will focus on sites that will serve to "fill in" geographical areas between existing stores. Management believes this strategy will improve the Company's ability to leverage advertising, transportation and other operating costs more effectively. In addition to opening individual store locations, the Company may also pursue additional selective strategic acquisitions as stores may become available as a result of competitor consolidations.

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

The Company closed one underperforming store in Wasilla, Alaska in April 2007 and closed one store in Tacoma, Washington in September 2007. However, the Company continues to operate stores in these respective market areas.

The following tables present selected data related to the Company's stores for the fiscal years indicated:

	Fiscal Years
	2007		2006		2005		2004	2003
Stores open at year-end:
Department stores	59	(1)	60	(2)	63	(3)	63	63	(4)
Specialty stores (5)	4		5		6		6	11
Total	63		65		69		69	74

Gross store square
footage(6) (in thousands):
Department stores	5,298		5,446		5,435		5,406	5,406
Specialty stores	11		27		30		30	42
Total	5,309		5,473		5,465		5,436	5,448

________________

(1) The Company closed 2 stores, 1 of which was underperforming, and opened 1 new store in fiscal 2007.

(2) The Company closed 4 stores, 2 of which were underperforming, and opened 1 new store in fiscal 2006.

(3) The Company closed 3 stores, 2 of which were underperforming, and opened 3 new stores in fiscal 2005.

(4) The Company closed 6 stores in fiscal 2003, all of which were acquired in the Lamonts acquisition in July 2000.

(5) The Company has continued to close certain free-standing Village East stores as their leases expire and incorporate those stores as separate departments into nearby Gottschalks department stores.

(6) Reflects total store square footage, including office space, storage, service and other support space, and selling space.

Following is a summary of the Company's department store locations by store size:

# of
stores
open
Larger than 200,000 gross square feet	2
150,000 - 199,999 gross square feet	8
100,000 - 149,999 gross square feet	9
40,000 - 99,999 gross square feet	32
20,000 - 39,999 gross square feet	8
Total	59

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

Management focus for fiscal 2008 continues to include an increased effort to attract and service the 30 to 55 year old age group, as well as the Hispanic customer that continues to be a growing segment of the customer base in many current markets.

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

Private-Label Credit Card

Sale of Receivables

On January 31, 2003, the Company sold its proprietary credit card accounts and accounts receivable to HSBC Bank Nevada, N.A. ("HSBC") and entered into a Credit Card Program Agreement (the "CCA"). The CCA set forth the terms and conditions under which HSBC issued Gottschalks private-label credit cards and paid the Company for sales made on the cards. Under the terms of the CCA, the Company was required to perform certain duties, including the duties to receive in-store customer payments on behalf of HSBC and remit such payments to HSBC. The CCA had an initial term of five (5) years, expiring January 31, 2008, and was cancelable by either party under certain circumstances.

On February 4, 2007, the Company and HSBC entered into a new Credit Card Program Agreement which has a term of six (6) years and is cancelable by either party under certain circumstances. This amended agreement provides the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (as such terms are defined in the CCA). In addition, a percentage of net credit card sales (as defined in the CCA) will be used by HSBC and the Company to fund marketing programs to support the private-label credit card.

Credit Card Program

Management believes the private-label credit card enhances the Company's ability to generate and retain market share as well as increase sales. Private-label credit card sales as a percentage of total sales were 43.2%, 41.7% and 40.0% in fiscal 2007, 2006 and 2005, respectively. The increase in the private-label credit card penetration is due to marketing programs established by the Company and HSBC and sales associate incentive programs rewarding the opening of new accounts. Efforts are underway between the Company and HSBC to increase the private- label credit card penetration further in 2008.

The Company has a variety of credit-related programs which management believes improve customer service and encourage credit-sales. Such programs include:

  An "Instant Credit" program, through which successful credit applicants receive a discount ranging from 10% to 50% (depending on the results of the Instant Credit scratch-off card) on their first purchase and 10% on additional purchases made the remainder of the day the account is opened;
  A "Plus Program" (formerly "55+"), charge account program, which offers additional merchandise and service discounts to customers 55 years of age and older;
  Various credit-card related promotional events throughout the year; and
  The "Gottschalks Treasure Rewards" program, which has two components. The first component is a program which offers one point for every one dollar in net annual spending using the Company's private label credit card. At the end of each calendar year qualifying customers are sent a merchandise certificate for up to 5% of the total points accumulated, up to a maximum of 10,000 points. Using a "points-based" system allows the Company to offer "double point" opportunities for opening new accounts and other promotions periodically throughout each year. The second component offers a 3-tier membership element where top customers spending $2,000 or more annually receive a Diamond card with the highest level of benefits, including Free Designer Gift Wrap, Priority Customer Service Line and No Coupons Needed Ever. The middle tier customers spending $1,000-$1,999 annually receive a Sapphire card with middle level benefits and customers spending less than $1,000 per year receive a Treasure card with card benefits, which all three customer tiers receive.

Competition and Seasonality

See Part I, Item 1A, "Risk Factors - We Face Significant Competition From Other Retailers" and "Risk Factors - Our Business Is Susceptible To Economic Conditions And Other Factors That Affect Our Markets, Some Of Which Are Beyond Our Control".

Employees

As of February 2, 2008, the Company had approximately 4,800 employees, including 2,300 employees working part-time (less than 35 hours per week on a regular basis). As of February 3, 2007, the Company had approximately 5,800 employees (including 1,700 working part- time). The decrease in the number of employees from the prior year is primarily due to staffing reductions in view of an uncertain general economy. The increase in part-time employees from the prior year is due to reductions in hours for the same reason. Also, the variances are partially attributable to one fewer store. The Company hires additional temporary employees and increases the hours of part-time employees during seasonal peak selling periods. Management considers its employee relations to be good.

ACQUISITIONS

The Company has completed two significant acquisitions in its operating history, including the acquisition of 8 stores from The Harris Company ("Harris") in fiscal 1998, and an additional 34 store locations from Lamont's Apparel, Inc. ("Lamonts") in fiscal 2000. The Company continues to operate 12 of the original 34 stores acquired from Lamonts, some of which have continued to perform below expectations. In the event the Company is unable to improve the performance of such underperforming stores, the Company may consider the sale, sublease or closure of these stores in the future.

Special Strategic Committee and Value Improvement Program

In the fourth quarter of fiscal 2006, the Company announced that its Board of Directors formed a special strategic committee comprised of the Board's six independent directors to review business opportunities and alternatives. The Company also announced that the Board of Directors had retained UBS Investment Bank to assist its special strategic committee in exploring various alternatives available to the Company. The Company continued to use the financial advisory services of Financo, Inc.

The Committee conducted a review of various strategic alternatives to maximize shareholder value, including a revised business plan, operating partnerships, joint ventures, strategic alliances, share repurchase, recapitalization, and the sale or merger of the Company. On August 30, 2007, the Company announced that the Committee had concluded its evaluation of strategic alternatives and determined it was in the best interest of Gottschalks' shareholders to aggressively focus on a revised business plan. With this decision, the strategic committee was dissolved.

In connection with the conclusion of the strategic alternatives review process, the Company announced its new Value Improvement Program (V.I.P.). Goals of the V.I.P. include increasing top line performance, improving operating margin, and maximizing shareholder value. The V.I.P., developed with the assistance of Financo Inc., includes opening new stores, new creative and targeted marketing programs, significant enhancements to information technology systems and a plan to better utilize the Company's owned real estate. In line with the V.I.P., the Company plans to construct a 55,000 square foot store in Bend, Oregon, which will open to business in late fall 2008. The Company also plans to accelerate closings of poor performing stores, including the closing of two stores at their lease expirations in the second quarter of fiscal 2008. Under the V.I.P., the Board of Directors also implemented a share repurchase program that is funded through the Company's cash and credit facility. The Company began repurchasing shares in the third quarter of fiscal 2007.

The V.I.P. will be carried out into fiscal 2008 and the future, and will be funded through the refinancing of the Company's credit facility with General Electric Capital Corporation. The Company anticipates seeing near-term benefits to its top and bottom lines in the second half of fiscal 2008 with results more fully realized in fiscal 2009.

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

  the downturn in the national economy;
  the downturn in the local California and Pacific Northwest economies where the stores are located;
  the decline in consumer confidence;
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

We May Face Higher Operating Costs

Approximately 78% of our debt at February 2, 2008 has underlying variable interest rates, which may result in higher interest expense in the event interest rates are raised. (See Item 7A "Qualitative and Quantitative Disclosures about Market Risk")

A substantial portion of our stores are located in California and Washington. As a result, we are particularly sensitive to negative occurrences in those states. Our inability to adequately address such problems could have a material adverse affect on our financial position and results of operations. In addition, we are facing higher unemployment compensation, health insurance and property and casualty insurance costs in the market areas in which we operate. There can be no assurance that we will be able to fully offset the negative impact of such higher costs.

We Depend On Attracting and Retaining Quality Employees

We depend on attracting and retaining a large number of qualified employees to maintain and increase sales and to execute our customer service programs. Many of our employees are in entry level or part-time positions with historically high levels of turnover. Our ability to meet our employment needs is dependent on a number of factors, including the following factors which affect our ability to hire or retain qualified employees:

  unemployment levels;
  minimum wage legislation;
  rising health care costs; and
  changing demographics in the local economies where stores are located.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

Corporate Office and Distribution Center

The Company's corporate headquarters is located in an office building in Fresno, California. The building was constructed in 1991 and is owned by a limited partnership in which the Company holds a 36% interest as the sole limited partner. The Company leases 89,000 square feet of the 176,000 square foot building under a twenty-year lease expiring in 2011. The lease contains two consecutive ten-year renewal options. The Company has financed its interest in the partnership at a fixed interest rate of 7.5% due in February 2010. The Company believes that its current office space is adequate to meet its office space requirements for the foreseeable future.

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

Store Leases and Locations

The Company owns six of its 59 department stores and leases the remaining 53 department stores and all of its 4 specialty stores. The Company's department store leases expire in various years through 2025, and have renewal options for one or more periods ranging from five to 10 years. While there is no assurance that the Company will be able to negotiate further extensions of any particular lease, management believes that satisfactory extensions or suitable alternative store locations will be available.

Certain of the department and specialty store leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs, and, in certain cases, also provide for rent abatements and scheduled rent increases during the lease terms. The Company leases three of its department stores from ECI, an affiliate of the Company, and one department store from River Park

Properties VII, also a related party (see Note 15 to the Financial Statements). Additional information pertaining to the Company's store leases is included in Note 8 to the Financial Statements.

The following table contains additional information about the Company's stores open as of the end of fiscal 2007:

	#	Gross
	of	Square
State	Stores	Footage(1)

Department Stores:
California	39	4,076,961
Washington	7	366,401
Alaska	5	293,796
Oregon	4	281,798
Nevada	2	208,411
Idaho	2	71,150
Total	59	5,298,517

Specialty Stores:
California	3	7,729
Nevada	1	3,211
Total	4	10,940

_______________________

(1) Reflects total store square footage, including office space, storage, service and other support space, and selling space.

Item 3. LEGAL PROCEEDINGS

None. The Company is party to legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed for trading on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low sales prices per share of common stock as reported on the NYSE Composite Tape under the symbol "GOT" during the periods indicated:

	2007		2006
Fiscal Quarters	High	Low	High	Low
1st Quarter	$14.80	$10.48	$9.80	$8.60
2nd Quarter	$13.90	$7.01	$9.35	$6.29
3rd Quarter	$7.05	$4.16	$9.33	$7.85
4th Quarter	$4.16	$2.04	$11.89	$9.25

On March 28, 2008, the Company had 661 stockholders of record, some of which were brokerage firms or other nominees holding shares for multiple stockholders. The closing price of the Company's common stock as reported by the NYSE on March 28, 2008 was $2.87 per share.

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

The following table presents information with respect to the Company's purchases of common stock during the fourth quarter of 2007:

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares
	Total Number	Average Price	Under Publicly	Remaining
	of Shares	Paid per	Announced	Under the
	Purchased	Share	Program	Program (1)
	(thousands)		(thousands)	(thousands)
Month #1 (November 4 - December 1)	97	$3.91	97	1,811
Month #2 (December 2 - January 5)	148	3.55	148	1,663
Month #3 (January 6 - February 2)	81	2.26	81	1,582

(1) On September 11, 2007, the Company's Board of Directors approved the repurchase of up to two million shares of its common stock, which the Company announced to the public on September 17, 2007. The authorization for this share repurchase expires on September 11, 2008.

The following table provides information as of February 2, 2008 about the Company's common stock that may be issued upon the exercise of options granted to employees or members of the Board of Directors under all of the Company's existing equity compensation plans.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under equity
	to be issued	Weighted-average	compensation plans
	upon exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by
security holders	1,026,250	$6.52	1,432,500
Equity compensation plans not approved
by security holders	N/A	N/A	N/A
Total	1,026,250	$6.52	1,432,500

Performance Graph

The following graph compares the cumulative total return on the Company's common stock with the cumulative total return of the S & P Smallcap 600 Index and the S & P Department Stores Index for the five-year period commencing January 31, 2003. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

Item 6. SELECTED FINANCIAL DATA

The Company reports on a 52/53 week fiscal year ending on the Saturday nearest to January 31. The fiscal years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004 are referred to herein as fiscal 2007, 2006, 2005, 2004 and 2003, respectively. All fiscal years noted include 52 weeks with the exception of fiscal 2006 which includes 53 weeks.

The selected unaudited financial data below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Financial Statements of the Company and related notes included elsewhere herein.

	Fiscal Years
	2007	2006	2005	2004	2003
	(In thousands of dollars, except share data)
RESULTS OF OPERATIONS:
Net sales	$628,550	$680,966	$665,460	$650,256	$649,087
Net credit revenues	4,868	3,087	3,084	3,106	3,729
Net leased department revenues (1)	3,000	3,428	3,506	3,515	3,525
Total revenues	636,418	687,481	672,050	656,877	656,341

Costs and expenses:
Cost of sales	420,887	446,619	434,387	424,775	427,221
Selling, general and
administrative expenses (2)	209,552	212,355	204,945	201,073	198,069
Depreciation and amortization	15,173	15,276	13,242	12,830	14,026
Gain on sale of aircraft (3)	-	(946)	-	-	-
Loss on disposal of assets	418	-	-	-	-
VEBA litigation (4)	-	60	1,811	-	-
New store opening costs (5)	485	376	688	-	-
Total costs and expenses	646,515	673,740	655,073	638,678	639,316

Operating income (loss)	(10,097)	13,741	16,977	18,199	17,025

Other (income) expense:
Interest expense	10,807	10,058	9,242	9,509	13,296
Miscellaneous income	(489)	(1,389)	(1,515)	(1,565)	(2,262)
	10,318	8,669	7,727	7,944	11,034

Income (loss) from continuing
operations before income taxes	(20,415)	5,072	9,250	10,255	5,991

Income tax expense (benefit)	(7,982)	1,631	3,107	3,676	2,097

Income (loss) from
continuing operations	(12,433)	3,441	6,143	6,579	3,894

Discontinued operations:
Loss from operation of closed stores	-	(1,102)	(1,609)	(1,935)	(3,060)
Gain (loss) on store closures	-	(98)	180	(31)	(789)
Income tax benefit	-	408	486	668	1,309

Loss on discontinued operations	-	(792)	(943)	(1,298)	(2,540)

Net income (loss)	$(12,433)	$2,649	$5,200	$5,281	$1,354

	Fiscal Years
	2007	2006	2005	2004	2003
	(In thousands of dollars, except share data)
Net income (loss) per common share
Basic:
Income (loss) from continuing
operations	$(0.91)	$0.26	$0.46	$0.51	$0.30
Loss on discontinued operations	-	(0.06)	(0.07)	(0.10)	(0.20)
Net income (loss) per common share	(0.91)	0.20	0.39	0.41	0.10
Diluted:
Income (loss) from continuing
operations	(0.91)	0.25	0.45	0.49	0.30
Loss on discontinued operations	-	(0.06)	(0.07)	(0.09)	(0.20)
Net income (loss) per common share	$(0.91)	$0.19	$0.38	$0.40	$0.10

Weighted-average number of
common shares outstanding:
Basic	13,601	13,428	13,245	12,922	12,830
Diluted	13,601	13,758	13,797	13,352	12,919

	Fiscal Years
	2007	2006	2005	2004	2003
	(In thousands of dollars)

SELECTED BALANCE SHEET DATA:
Receivables, net	$7,049	$8,198	$7,284	$6,920	$9,145
Merchandise inventories (6)	149,310	168,702	159,986	152,753	156,552
Property and equipment, net	137,931	134,696	133,545	126,509	127,561
Total assets	331,994	350,066	335,022	321,253	326,137
Working capital	105,291	117,301	96,930	94,439	58,444
Long-term obligations,
less current portion (7)	105,948	97,354	76,906	71,403	41,302
Subordinated note
payable to affiliate	18,180	19,180	20,180	21,180	22,180
Stockholders' equity	111,945	124,592	119,904	112,356	106,368

	Fiscal Years
	2007	2006	2005	2004	2003
	(In thousands of dollars, except percentages, ratios and per square foot data)
OTHER SELECTED DATA:
Sales growth:
Total store sales (8)(10)	(6.6)%	(0.3)%	2.3%	(0.7)%	(3.5)%
Comparable store sales (9)(10)	(5.1)%	0.6%	1.2%	0.2%	(0.7)%

Comparable stores data (9)(11):
Sales per selling square foot	$155	$155	$149	$149	$149
Selling square footage	4,053	4,400	4,499	4,451	4,451

Capital expenditures	$20,662	$21,100	$22,227	$13,745	$4,363
Current ratio	2.42:1	2.38:1	2.06:1	2.10:1	1.46:1

__________________________

(1) Net leased department revenues consist of sales totaling $21.0 million, $23.9 million, $24.4 million, $24.3 million, and $24.5 million, in fiscal 2007, 2006, 2005, 2004, and 2003, respectively, less cost of sales.

(2) The Company implemented SFAS No. 123R in fiscal 2006, as such, $417,000 and $810,000 of share-based compensation expense is included in selling, general and administrative expenses in fiscal 2007 and 2006, respectively.

(3) Represents the sale of a corporate aircraft for $1,037,000 (net of selling costs) that resulted in a gain of $946,000.

(4) Represents reserves and increases in the estimated settlement of a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. See Note 16 to the Financial Statements.

(5) Represents new store pre-opening costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store.

(6) The decrease in inventory from 2006 to 2007 is primarily related to decreased sales and a planned reduction in inventory levels. The increase in inventory from 2005 to 2006 is primarily related to one additional week's receipts owing to the 53rd week ending February 3, 2007. The increase in inventory from fiscal 2004 to 2005 is related to new store openings net of store closures and the timing on certain spring receipt flows. The decrease in inventory from fiscal 2003 to 2004 is primarily due to the reduction of inventory levels to more closely reflect selling trends, and to store closures.

(7) Excludes Subordinated Note Payable to Affiliate, which is separately stated.

(8) Total store sales include sales from stores reported in discontinued operations.

(9) Comparable stores are defined as stores which have been open for at least 12 full months and which remain open as of the applicable reporting date. However, reflecting the effects of the opening of the River Park store on other Fresno area stores, such stores are excluded from the comparable store base in fiscal 2006 and fiscal 2005.

(10) For comparative purposes, sales growth percentages exclude the effect of 53rd week sales in fiscal 2006.

(11) Includes leased department sales in order to facilitate an understanding of the Company's sales relative to its selling square footage.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of significant factors that have affected the Company's financial position and its results of operations for the periods presented in the accompanying financial statements.

Fiscal 2007 and 2005 results include 52 weeks. Fiscal 2006 results include 53 weeks.

Overview

The Company is a regional department and specialty store chain completing its 103rd year of operation. As of February 2, 2008, the Company operated 59 full-line "Gottschalks" department stores located in six Western states, with the majority of those stores located in California. The Company also operates 4 "Village East" specialty stores which carry a limited selection of merchandise.

The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, juniors' and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings including china, housewares, domestics, small electric appliances and, in selected locations, furniture and mattresses.

In the fourth quarter of fiscal 2006, the Company announced that its Board of Directors formed a special strategic committee to identify and evaluate various strategic alternatives to maximize shareholder value, including, a revised business plan, operating partnerships, joint ventures, strategic alliances, share repurchases, a recapitalization, and the sale or merger of the Company. The special strategic committee was comprised of the Board's six independent directors. The Company also announced that the Board of Directors retained UBS Investment Bank to assist its special strategic committee in exploring various alternatives available to the Company. The Company continued to use the financial advisory services of Financo, Inc.

On August 30, 2007, the Company announced that the Committee had concluded its evaluation of strategic alternatives and determined it was in the best interest of Gottschalks' shareholders to aggressively focus on a revised business plan. With this decision, the strategic committee was dissolved.

In connection with the conclusion of the strategic alternatives review process, the Company announced its new Value Improvement Program (V.I.P.). Goals of the V.I.P. include increasing top line performance, improving operating margin, and maximizing shareholder value. The V.I.P., developed with the assistance of Financo Inc., includes opening new stores, new creative and targeted marketing programs, significant enhancements to information technology systems and a plan to better utilize the Company's owned real estate. In line with the V.I.P., the Company also plans to accelerate closings of poor performing stores, including the closing of two stores at their lease expirations in the second quarter of fiscal 2008. The Company plans to construct a 55,000 square foot store in Bend, Oregon which will open for business in late fall, fiscal 2008.

The V.I.P. will be carried out into fiscal 2008 and the future, and will be funded through the Company's refinanced credit facility with General Electric Capital Corporation. The Company anticipates seeing near-term benefits to its top and bottom lines in the second half of fiscal 2008 with results more fully realized in fiscal 2009.

The Company's Board of Directors announced its share repurchase program in September 2007, which allows for the repurchase of up to 2 million shares over 12 months subject to certain pricing conditions. During fiscal 2007, the Company repurchased 417,800 shares for $1,487,000, at an average cost of $3.56 per share including commissions. Such shares are reflected as treasury stock in the stockholder's equity section of the condensed balance sheet. Purchases may be made at management's discretion in the open market and in privately negotiated transactions as market and business conditions warrant. There were no share repurchases in fiscal 2006 and 2005.

The retail industry is highly competitive. The Company experiences competitive pressures from department stores, specialty stores, mass merchandisers and other retail channels, and from general consumer spending levels, including the impact of employment levels and other economic conditions. Eighty percent of the Company's revenues are concentrated in California markets that were heavily impacted by the current mortgage credit crisis. These markets continue to endure abnormally high mortgage foreclosure rates, which has had a significant adverse effect on consumer spending.

During fiscal 2007 the Company closed 2 stores, 1 of which was underperforming, and opened 1 store in Elk Grove, California. The store gross margin dollars lost by these closures were somewhat offset by incremental gross margin dollars generated from a successful new store opening.

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

The new credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $20 million. As of February 2, 2008, management believes the Company was in compliance with all restrictive financial covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

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

Revenue Recognition Policy

Net retail sales are recognized at the point-of-sale, net of estimated sales returns and allowances and exclusive of sales tax. Net retail sales also include all amounts billed to a customer in a sale transaction for shipping and handling, including customer delivery charges. Revenues on special order sales are recognized when the merchandise is delivered to the customer. The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the gift cards are recorded as a liability. The liability remains recorded until the earlier of redemption, escheatment, or 60 months. It is the Company's historical experience that the likelihood of redemption after 60 months is remote.

The Company has a private-label credit card agreement with HSBC for which the Company received an upfront program fee in addition to a percentage of net credit card sales. The percentage of net credit card sales associated with the Company's private-label credit card program are recognized as actual net private-label credit card sales occur. Net credit card sales represent gross credit card sales less returns and chargebacks. The prepaid program fee is amortized on a straight-line basis over the life of the Credit Card Program Agreement with HSBC.

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

Impairment of Long-Lived Assets

The Company's long-lived assets consist primarily of property and equipment, goodwill, leasehold interests and other long-term assets. Long-lived assets, including intangible assets other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company performs an evaluation of whether an impairment charge should be recorded whenever a store experiences unfavorable operating performance. A store's assets are evaluated for impairment by comparing its estimated undiscounted cash flows over its estimated remaining lease term to its carrying value. If the cash flows are not sufficient to recover the carrying value, a loss equal to the difference between the carrying value and the estimated fair value of the asset is recognized. Estimates of future cash flows are based on a variety of factors, including historical experience in similar locations, changes in merchandising, promotional or operating strategy that may affect the profitability of a particular location, knowledge of the market area and in some cases, expected sale proceeds or sublease income, and independent appraisals. Goodwill and intangible assets having indefinite lives are not being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill and other intangible assets of a reporting unit are tested for impairment on an annual basis and more frequently if certain indicators are encountered. The Company has three geographical regions that it considers reporting units and operating segments, as the Company manages operations based on these regions. Various uncertainties, including but not limited to changes in consumer preferences, increased competition or a general deterioration in economic conditions could adversely impact the expected cash flows to be generated by an asset or group of assets. If actual performance or fair value estimates for store locations are less favorable than management's projections, future asset impairment charges may be necessary. Similar procedures are used when analyzing other corporate assets for impairment. The Company did not impair any assets in fiscal 2007 as all the impairment tests were performed and no impairment was indicated.

Income Taxes

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income to realize the value of these assets. In determining the appropriate valuation allowance, management considers all available evidence for the deferred tax assets, including tax credits, net operating loss and capital loss carryforwards that would likely expire prior to their utilization. The Company has established valuation allowances that relate primarily to certain state tax credit carryforwards the realization of which is uncertain. Although these credits do not expire, the utilization is extremely limited and is available only to the extent the Company generates sufficient taxable income apportionable to the respective location. The Company has historically generated the credits at a substantially more rapid rate than it has been able to utilize them. The resulting utilization period is, therefore, unusually long. Although the Company has had, prior to the fiscal 2007 loss, recent profitability, there can be no certainty that the Company will continue to generate sufficient taxable income apportioned to specific locations for an indefinite period of time to fully utilize the state tax credit carryforwards, especially given the cyclical nature of the Company's business. Further, there is no certainty that the Company will operate in these specific locations for an extended period. To the extent that the Company no longer operates within these locations, the tax credits cannot be utilized. The Company considers it appropriate to release this valuation allowance after at least three years of continued operating profits, limited to the projected utilization of the state tax credits based on assumed operation in the specific locations of not more than ten years. In addition, the Company has generated certain capital losses for which there is currently no carryback opportunity available. Based on the Company's current operating strategy it appears more likely than not that there will be no opportunity available during the remaining carryforward period to generate offsetting capital gains. Accordingly the Company considers it appropriate to establish a valuation allowance against such carryforwards. Management believes it is more likely than not that the Company will generate sufficient future taxable income in the appropriate carryforward periods to realize the benefit of its remaining net deferred tax assets. However, if the available evidence were to change in the future, an adjustment to the valuation allowance may be required, resulting in additional income tax expense or benefit.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a "more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109 and creates a single model to address accounting for uncertainty in tax positions. FIN 48 requires that tax positions accounted for under SFAS 109 be evaluated for recognition based solely on technical merits and the resulting tax benefits be measured using a cumulative probability assessment and the Company's plan for settlement. The Company adopted FIN 48 effective February 4, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations (see Note 10 to the Financial Statements).

Results of Operations

The following table sets forth for the periods indicated certain items from the Company's Statements of Operations, expressed as a percent of net sales. The two stores closed in fiscal 2007 were recorded as continuing operation. The Company has reclassified the results of operations of certain stores closed in fiscal 2006 to discontinued operations in fiscal 2006 and 2005.

	Fiscal Years
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Net credit revenues	0.8	0.4	0.5
Net leased department revenues	0.5	0.5	0.5
Total revenues	101.3	100.9	101.0

Costs and expenses:
Cost of sales	67.0	65.6	65.2
Selling, general and
administrative expenses	33.3	31.2	30.8
Depreciation and amortization	2.4	2.2	2.0
Gain on sale of aircraft	-	(0.1)	-
Loss on disposal of assets	0.1	-	-
VEBA litigation	-	-	0.3
New store opening costs	0.1	-	0.1
Total costs and expenses	102.9	98.9	98.4

Operating income (loss)	(1.6)	2.0	2.6

Other (income) expense:
Interest expense	1.7	1.5	1.4
Miscellaneous income	(0.1)	(0.2)	(0.2)
	1.6	1.3	1.2

Income (loss) before income taxes	(3.2)	0.7	1.4
Income tax expense (benefit)	(1.2)	0.2	0.5
Income (loss) from continuing operations	(2.0)	0.5	0.9
Discontinued operations:
Loss from operation of
closed stores	-	(0.2)	(0.2)
Income tax benefit	-	0.1	0.1

Loss on discontinued operations	-	(0.1)	(0.1)

Net income (loss)	(2.0)%	0.4%	0.8%

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net sales from continuing operations decreased by approximately $52.4 million, or 7.7%, to $628.6 million in the 52-week fiscal 2007 as compared to $681.0 million in the 53-week fiscal 2006. Total sales for fiscal 2007 excluding the additional week in fiscal 2006 decreased 6.6%. Same store sales for the comparable 52-week fiscal year period decreased 5.1% from fiscal 2006. The fiscal year 2007 sales decrease is primarily attributable to the weak economic environment driven by the mortgage banking crisis and the high price of gasoline, with the greatest impact in the Company's California locations which produce 80% of sales volume. In the Company's Pacific Northwest locations, store-for-store sales increased over fiscal 2006.

The best performing merchandise categories of fiscal 2007, as compared to the comparable 52 week fiscal 2006, were women's accessories such as handbags, cold weather, and fashion accessories; plus size apparel grew by 5% driven by the addition of GW (Gottschalks Women's) Attitude for the junior plus size customer; and sales in dresses grew by 5% in both misses' and juniors'. Sales in home departments continued to erode with comparable 52 week sales in furniture down 13% and textiles down 18%, to the respective fiscal 2006 sales.

The Company operated 59 department stores and 4 specialty stores as of the end of fiscal 2007 as compared to 60 department stores and 5 specialty stores as of the end of fiscal 2006. As described more fully in Note 9 to the accompanying financial statements, during fiscal 2007 the Company closed 2 stores, 1 of which was underperforming, and opened 1 new store in Elk Grove, California.

Net Credit Revenues

As described more fully in Note 2 to the accompanying financial statements, in January 2003, pursuant to the terms of a Purchase and Sale Agreement, the Company sold its private label credit card accounts and accounts receivable to HSBC. In connection with the sale, the Company entered into a Credit Card Program Agreement (the "CCA"). The CCA provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in net credit revenues. The CCA had an initial term of five (5) years expiring January 31, 2008 and was cancelable earlier by either party under certain circumstances. On February 4, 2007, the Company and HSBC entered into a new Credit Card Program Agreement which has a term of six (6) years and is cancelable by either party under certain circumstances. The new Credit Card Program Agreement provides the Company will be paid a percentage of Net Credit Card Sales and a percentage of Other Revenue (each as defined in the CCA). In addition, the Company is guaranteed a percentage of net credit card sales (as defined in the CCA) will be used by HSBC to fund marketing programs.

Net credit revenues related to the program in fiscal 2007 was $4.9 million in fiscal 2007 as compared to $3.1 million in fiscal 2006, an increase of 57.7%. As a percent of net sales, net credit revenues were 0.8% of net sales in fiscal 2007 and 0.4% of net sales in fiscal 2006. This increase was attributable to enhanced revenue sharing under the new agreement and a higher credit sales to total sales penetration rate compared to fiscal 2006, but was somewhat offset by lower credit sales year over year.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments was $3.0 million in fiscal 2007, compared to $3.4 million in fiscal 2006. Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments, consisting primarily of fine jewelry departments and beauty salons, totaled $21.0 million in fiscal 2007 as compared to $23.9 million in fiscal 2006.

Cost of Sales

Cost of sales from continuing operations, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $25.7 million to $420.9 million in fiscal 2007 as compared to $446.6 million in fiscal 2006, a decrease of 5.8%. The decrease is primarily due to the decrease in sales volume. The Company's gross margin percentage in fiscal 2007 was 33.0% compared to 34.4% in fiscal 2006. The 1.4% decrease was primarily due to increased promotional discounts in all merchandise areas in a very soft and competitive retail environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations decreased approximately $2.8 million, or 1.3%, to $209.6 million in fiscal 2007 as compared to $212.4 million in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased 2.1% to 33.3% in fiscal 2007 as compared to 31.2% in fiscal 2006. The rate increase is primarily attributable to increases in selling payroll costs which were somewhat offset by reduced workers' compensation expense and a non-recurring $1.1 million increase in the vacation pay reserve in fiscal year 2006 to comply with the VEBA litigation settlement. In addition, higher outside services and increased professional fees, primarily due to legal and other fees of $0.6 million incurred during the strategic review process, contributed to the increase in selling, general and administrative expenses in 2007. Net advertising spending rate has also increased relative to net sales owing to efforts to attract more customers in a slow economy.

Depreciation and Amortization

Depreciation and amortization expense, which includes the net amortization (accretion) of intangible assets other than goodwill, decreased by approximately $0.1 million or 0.7%, to $15.2 million in fiscal 2007 as compared to $15.3 million in fiscal 2006. As a percent of net sales, depreciation and amortization expense was 2.4% in fiscal 2007 and 2.2% in fiscal 2006. The dollar decrease is a result of merchandising software becoming fully depreciated in June 2007, off-set by the depreciation of capital additions related to the Company's new stores and major remodel projects at certain existing stores. The Company also made substantial upgrades to its planning and allocations and point of sale systems, which were placed in service at various dates during the end of fiscal 2006 and beginning of 2007, respectively.

Gain on Sale of Aircraft
The Company sold a corporate aircraft on June 30, 2006 for $1,037,000 (net of selling costs) that resulted in a gain of $946,000. The gain is reflected in operating income as the aircraft was reported as an operating asset.
VEBA Litigation

The Company accrued an additional $60,000 in fiscal 2006 related to a reserve for settlement of a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. The Company had accrued $1.8 million in the fourth quarter of fiscal 2005 for estimated legal fees and costs. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement, which was given final court approval in September 2006. All payments were made in December 2006 and final accounting for actual expenses took place in fiscal 2007.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized new store opening costs totaling $0.5 million in connection with the opening of a new store in Elk Grove, California, which opened November 7, 2007. In fiscal 2006, the Company recognized $0.4 million in new store opening costs related to the opening of a new store in Eugene, Oregon.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.7 million to $10.8 million in fiscal 2007 compared to $10.1 million in fiscal 2006, an increase of 7.4%. As a percent of net sales, interest expense increased to 1.7% in fiscal 2007 as compared to 1.5% in fiscal 2006. These increases are primarily due to a $0.6 million unfavorable fair value adjustment on the Company's $25 million notional amount interest swap compared to a $0.2 million favorable fair value adjustment in fiscal year 2006. Increased borrowings under the Company's GE revolving line of credit were offset by declining interest rates. The weighted average interest rate applicable to the revolving credit facility was 6.9% in fiscal 2007 (5.9% at February 2, 2008) as compared to 7.1% in fiscal 2006.

Miscellaneous Income

Miscellaneous income, which consists of income from the Company's investment in a partnership and other miscellaneous non- operating income, decreased by approximately $0.9 million to $0.5 million in fiscal 2007 as compared to $1.4 million in fiscal 2006. Miscellaneous income does not include any material offsetting expense items. As a percent of net sales, miscellaneous income was 0.1% in fiscal 2007 and 0.2% in fiscal 2006.

Income Taxes

The Company's effective tax rate for continuing operations is 39.1% in fiscal 2007 as compared to 32.2% in fiscal 2006. Including the tax benefit reported in discontinued operations in fiscal 2006, the Company's effective tax rate is 39.1% in fiscal 2007 as compared to 31.6% in fiscal 2006. In fiscal 2007, the Company increased its valuation allowance associated with certain tax credit carryforwards that the Company determined were not more likely than not to be realized, attributable primarily to a reduction in the Company's assessment of future income. In fiscal 2006, the Company benefited from the release of a portion of its valuation allowance associated with certain tax credit carryforwards that the Company determined were more likely than not to be realized. In addition, the increase in effective tax rate is also due to the impact of tax credits. The tax benefit on the fiscal year 2007 loss is increased by tax credits and the tax expense on fiscal year 2006 income is reduced by tax credits.

Income (Loss) From Continuing Operations

As a result of the foregoing, the Company reported a loss from continuing operations of $12.4 million, or $0.91 per diluted share, in fiscal 2007 as compared to income of $3.4 million, or $0.25 per diluted share, in fiscal 2006.

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

	Fiscal Years
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

In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007, one store in Tacoma, Washington during the third quarter of fiscal 2007, and closed one store in Danville, California and one store in Moscow, Idaho during the third quarter and fourth quarter of fiscal 2006. These closures are not reported as discontinued operations due to the shift of revenues to other stores in the respective markets.

Certain of the Company's stores may perform below expectations from time to time. In the event the Company is unable to improve the operating performance of such underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

Net Income (Loss)

As a result of the foregoing, the Company reported net loss of $12.4 million in fiscal 2007 as compared to net income of $2.6 million in fiscal 2006. On a per diluted share basis net loss was $0.91 per share in fiscal 2007 compared to net income of $0.19 per share in fiscal 2006.

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

Net Credit Revenues

As described more fully in Note 2 to the accompanying financial statements, in January 2003, pursuant to the terms of a Purchase and Sale Agreement, the Company sold its private label credit card accounts and accounts receivable to HSBC. In connection with the sale, the Company entered into a Credit Card Program Agreement (the "CCA"). The CCA provides that the Company will be paid a percentage of Net Cardholder Charges and a percentage of Other Revenue (each as defined in the CCA). All amounts received under the CCA, including amortization of prepaid program revenue, are reflected in net credit revenues. The CCA had an initial term of five (5) years expiring January 31, 2008 and was cancelable earlier by either party under certain circumstances. On February 4, 2007, the Company and HSBC entered into a new Credit Card Program Agreement which has a term of six (6) years and is cancelable by either party under certain circumstances. The new Credit Card Program Agreement provides the Company will be paid a percentage of Net Credit Card Sales and a percentage of Other Revenue (each as defined in the CCA). In addition, the Company is guaranteed a percentage of net credit card sales (as defined in the CCA) will be used by HSBC to fund marketing programs.

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

Depreciation and Amortization

Depreciation and amortization expense, which includes the net amortization (accretion) of intangible assets other than goodwill, increased by approximately $2.0 million, or 15.4%, to $15.3 million in fiscal 2006 as compared to $13.2 million in fiscal 2005. As a percent of net sales, depreciation and amortization expense was 2.2% in fiscal 2006 and 2.0% in fiscal 2005. This increase includes $0.2 million related to accelerated depreciation of assets due to the closing of the Danville, California store in August 2006. The dollar increase is also a result of capital additions related to the Company's new store, major remodel projects at certain existing stores and upgrades to the planning and allocation and point of sale systems.

Gain on Sale of Aircraft
The Company sold a corporate aircraft on June 30, 2006 for $1,037,000 (net of selling costs) that resulted in a gain of $946,000. The gain is reflected in operating income as the aircraft was reported as an operating asset.
VEBA Litigation

The VEBA litigation costs represent a reserve for settlement of a class action complaint alleging violation of California law regarding payment of accrued vacation upon termination of employment. The Company believed settlement of this matter was in its best interests and entered into a memorandum of understanding for class settlement, which was given final court approval in September 2006. The Company accrued $1.8 million in the fourth quarter of fiscal 2005 for estimated legal fees and costs and an additional $60,000 in the fourth quarter of fiscal 2006. All payments were made in December 2006 and final accounting for actual expenses took place in fiscal 2007.

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

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, increased by approximately $0.8 million to $10.1 million in fiscal 2006 compared to $9.2 million in fiscal 2005, an increase of 8.8%. As a percent of net sales, interest expense increased to 1.5% in fiscal 2006 as compared to 1.4% in fiscal 2005. These increases are primarily due to continued increases in interest rates charged on the Company's variable rate debt and include a charge of $0.2 million related to the early termination of the Company's 9.39% mortgages. These increases were partially offset by a $0.2 million favorable fair value adjustment on the Company's $25 million notional amount interest swap. The Company anticipates that its interest rate swap will continue to provide protection against rising interest rates for the near term. The weighted average interest rate applicable to the revolving credit facility was 7.1% in fiscal 2006 (7.3% at February 2, 2008) as compared to 6.0% in fiscal 2005. During the third quarter of fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in buildings and equipment under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received. Accordingly, fiscal 2006 also includes interest charges of $0.9 million, compared to $0.4 million in fiscal 2005, related to the accounting for rental payments as repayment of the related construction reimbursements utilizing the effective interest method.

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

	Fiscal Years
(In thousands)	2006	2005
Net sales from closed stores	$2,921	$11,480

Cost of sales	2,421	7,442
Selling, general and administrative expenses	1,533	5,235
Depreciation and amortization	69	412
Total costs and expenses	4,023	13,089
Loss from operations of closed stores	$(1,102)	$(1,609)

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

In fiscal 2007, the Company generated positive cash flow from operations of $11.0 million as compared to negative cash flow of $4.8 million in fiscal 2006 and positive cash flow of $19.6 million in fiscal 2005. The $15.8 million increase in cash provided by operating activities in fiscal 2007 relative to fiscal 2006 was primarily due to the significant reductions of merchandise inventory which was somewhat offset by reductions in related accounts payables. The increase in cash provided was further offset by the net loss in fiscal 2007 compared to net income in fiscal 2006. Inventory decreased as a result of decreased sales and a planned reduction in inventory levels as compared to fiscal 2006. The Company does not plan any further reductions in inventory levels in fiscal 2008.

Net cash used in investing activities amounted to $20.1 million, $16.9 million, and $21.9 million in fiscal 2007, 2006, and 2005 respectively. The net cash outflow in fiscal 2007 and fiscal 2005 increased from fiscal 2006 due to increased capital expenditures for store remodeling and new store construction (see "Uses of Liquidity"), partially offset in fiscal 2006 by the sale of the Silverdale, Washington store location and the sale of a corporate aircraft.

Net cash provided by financing activities was $7.0 million in fiscal 2007 and primarily the result of increased borrowing on the Company's revolving credit facility to fund inventory purchases and capital expenditures, and somewhat offset by payments on long-term debt and repurchase of the Company's stock. Net cash provided by financing activities was $22.4 million in fiscal 2006 and primarily the result of increased borrowing to fund inventory and capital expenditures and also the pay-off of the 9.39% mortgages on four of the Company's owned properties of approximately $16.6 million. Net cash provided by financing activities of $2.1 million in fiscal 2005 was primarily the result of the $6.0 million landlord reimbursement, offset by repayment of long-term obligations.

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

As of February 2, 2008, outstanding borrowings under the new credit facility totaled $93.9 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $40.2 million. Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum. In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility. The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The new credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $20 million. As of February 2, 2008, the Company was in compliance with all restrictive financial covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

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

Transactions with Affiliate

El Corte Ingles ("ECI") of Spain, and Harris, a wholly owned subsidiary of ECI, became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The Company issued a Subordinated Note to Harris, in the principal amount of $22,179,000 as partial consideration for the Harris acquisition (the "Original Note"). The Original Note bore interest at a fixed rate of 8%. On December 7, 2004 a new Subordinated Note due May 30, 2009 superseded the Original Note. The new Subordinated Note bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity. Such payments are subject to certain liquidity restrictions under the revolving credit facility. The

Company made principal payments of $1.0 million each upon execution of the new Subordinated Note, on February 20, 2005, February 20, 2006, February 20, 2007, as scheduled. A principal payment of $2.0 million was made subsequent to fiscal year-end on February 20, 2008 and a principal payment of $2.0 million is scheduled for February 20, 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility.

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

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements, and capital expenditures. Capital expenditures in fiscal 2007, of $20.7 million, were primarily related to the construction and fixturing of the Company's new Elk Grove store and renovation and refixturing of certain existing locations, and to certain information system enhancements.

As of February 2, 2008, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $1.3 million. The standby letters of credit were issued to provide collateral for workers' compensation insurance policies. Management believes that the likelihood of any draws under the workers' compensation standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Contractual Obligations

The following tables set forth certain information concerning the Company's debt obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments.

Contractual Obligations:

	Payments due by period (1)
	(In thousands)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	There-
	2008	2009	2010	2011	2012	after	Total
Long-term debt	$1,275	$1,317	$575	$539	$576	$1,067	$5,349
Capitalized lease obligations	1,376	1,376	1,417	1,476	1,476	14,110	21,231
Subordinated note
payable to affiliate	2,000	16,180	-	-			18,180
Non-cancelable operating leases	23,412	22,096	20,005	18,544	15,534	100,717	200,308
Purchase obligations (2)	944	624	239	74	52	144	2,077
Interest (3)	7,147	6,539	5,541	5,455	3,932	7,767	36,381
Total contractual cash obligations	$36,154	$48,132	$27,777	$26,088	$21,570	$123,805	$283,526

	Amount of commitment expiration by period
	(In thousands)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	There-
	2008	2009	2010	2011	2012	after	Total
Senior revolving credit facility (4)	$-	$-	$-	$-	$93,899	$-	$93,899
Standby letters of credit	1,486	-	-	-	-	-	1,486
Documentary letters of credit	1,339	-	-	-	-	-	1,339
	$2,825	$-	$-	$-	$93,899	$-	$96,724

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

(3) Interest payments in future periods have been reflected based on debt levels and fixed interest rates as of fiscal year ended February 2, 2008. The rate on variable interest debt is reflected at the effective interest rate as of February 29, 2008. Interest on capital lease obligations is included in the total due under capital lease obligations.

(4) Represents outstanding borrowings under the Company's senior revolving credit facility as of February 2, 2008. The table presents that amount as due at September 26, 2012, the end of the commitment period for the facility.

In the fourth quarter of fiscal 2007, the Company signed a ground lease for a new store in Bend, Oregon. The Company plans to construct a 55,000 square foot store at a cost of $6.8 million, including fixtures. The Company will own the building and anticipates that it will open in late fall 2008. This building will be financed through cash flow from operations and borrowings on the credit facility.

In the ordinary course of business, the Company enters into arrangements with vendors to purchase merchandise up to twelve months in advance of expected delivery. These purchase orders do not contain any significant termination payments or other penalties if cancelled.

The Company has approximately $1.2 million of unrecognized tax benefits not included in the table above that have been recorded as liabilities in accordance with Financial Interpretation No. 48, and management is uncertain as to if, or when, such amounts may be settled.  In addition, the Company has also recorded a liability for potential interest of approximately $0.2 million, related to the unrecognized tax benefits.

Cash generated by operations, together with liquidity provided by the credit facility, and other financial resources are expected to adequately finance the Company's planned cash requirements for fiscal 2008.

New Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities,"
(SFAS 161).  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for the Company on February 1, 2009. The Company is currently evaluating the impact, if any, of SFAS 161 on its financial position, results of operations and cash flows.

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

The following table sets forth unaudited quarterly results of operations for fiscal 2007 and 2006 (in thousands, except per share data).  The Company has reclassified the results of operations of certain stores closed in fiscal 2006 to discontinued operations for all periods presented.

Results of Operations

Fiscal 2007

(In thousands, except per share data)

Quarter Ended

May 5

August 4

November 3

February 2

Net sales from continuing operations

$

141,788

$

144,982

$

137,352

$

204,428

Gross profit

46,584

48,655

47,050

65,374

Income (loss) from continuing operations

(4,668)

(4,774)

(4,124)

1,133

Net income (loss)

(4,668)

(4,774)

(4,124)

1,133

Net income (loss) per common share:

Basic

Income (loss) from continuing operations

$

(0.34)

$

(0.35)

$

(0.30)

$

0.08

Net income (loss)

$

(0.34)

$

(0.35)

$

(0.30)

$

0.08

Diluted

Income (loss) from continuing operations

$

(0.34)

$

(0.35)

$

(0.30)

$

0.08

Net income (loss)

$

(0.34)

$

(0.35)

$

(0.30)

$

0.08

Weighted-average number of common

shares outstanding:

Basic

13,606

13,682

13,684

13,432

Diluted

13,606

13,682

13,684

13,493

Fiscal 2006

(In thousands, except per share data)

Quarter Ended

April 29

July 29

October 28

February 3

Net sales from continuing operations

$

142,163

$

152,757

$

147,897

$

238,149

Gross profit

47,440

54,268

53,727

78,912

Income (loss) from continuing operations

(3,696)

600

(2,335)

8,872

Loss on discontinued operations, net of tax

(265)

(114)

(413)

-

Net income (loss)

(3,961)

486

(2,748)

8,872

Net income (loss) per common share:

Basic

Income (loss) from continuing operations

$

(0.28)

$

0.04

$

(0.17)

$

0.66

Loss on discontinued operations

$

(0.02)

$

-

$

(0.03)

$

-

Net income (loss)

$

(0.30)

$

0.04

$

(0.20)

$

0.66

Diluted

Income (loss) from continuing operations

$

(0.28)

$

0.04

$

(0.17)

$

0.64

Loss on discontinued operations

$

(0.02)

$

-

$

(0.03)

$

-

Net income (loss)

$

(0.30)

$

0.04

$

(0.20)

$

0.64

Weighted-average number of common

shares outstanding:

Basic

13,371

13,399

13,423

13,514

Diluted

13,371

13,685

13,423

13,885

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks in the normal course of business due to changes in interest rates on borrowings under its senior revolving credit facility. To provide some protection against potential rate increases associated with its variable-rate facilities, the Company entered into a derivative financial transaction in the form of an interest rate swap. The interest rate swap is used to hedge a portion of the underlying variable-rate facility.  The Company currently holds a "variable-to-fixed" rate swap with a notional amount of $25.0 million with one financial institution. The notional amount does not represent amounts exchanged by the parties; rather, it is used as the basis to calculate amounts due and to be received under the rate swap. Although the swap essentially provides for matched terms to its underlying, and effectively mitigates its variability, it currently does not qualify for hedge accounting under SFAS No. 133.  Accordingly, changes in fair value of the derivative instrument are recorded in interest expense. During fiscal 2007 and 2006, the Company did not enter into or hold derivative financial instruments for trading purposes, nor does it engage in financial transactions for speculative or trading purposes. All contracts and purchase obligations are denominated in US dollars and accordingly the Company is not subject to foreign exchange rate risk.

As of February 2, 2008, borrowings subject to variable interest rates represented 78% of the Company's total outstanding borrowings.  The interest payable on the Company's senior revolving credit facility is based on variable interest rates and is therefore affected by changes in market interest rates. An increase of 70 basis points on existing floating rate borrowings (a 10% change from the Company's weighted-
average interest rate as of February 2, 2008) would reduce the Company's pre-tax income and cash flow by approximately $0.6 million over a one year period. This 70 basis point increase in interest rates would not materially effect the fair value of the Company's fixed rate financial instruments. (See
Note 1 to the accompanying financial statements.)

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

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), with the participation of the Company's management, have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures, as of February 2, 2008 and have concluded that such disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the Company's internal control over financial reporting as of February 2, 2008, the end of the Company's fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of
Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company's overall control environment. Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the
Company's Board of Directors.

BDO Seidman, LLP, the Company's independent registered public accounting firm, has issued a report on Company's internal control over financial reporting, that is included in Part IV Item 15(a)(1).

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2007, there were no changes in the Company's internal controls over financial reporting identified during the evaluation referred to above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Certifications

The certifications of the Company's Chief Executive Officer and Chief  Financial Officer required under Section 302 of the
Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.  Additionally, in fiscal 2007 the Company's Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K, other than the following information required by Paragraph (b) of Item 401 of
Regulation S-K, is incorporated by reference from those portions of the Company's definitive proxy statement with respect to the Annual Stockholders'
Meeting scheduled to be held on June 25, 2008, to be filed pursuant to Regulation 14A (the "2008 Proxy") under the headings
"Nominees for Election as Director" and "Section 16(a) Beneficial Ownership Reporting Compliance."

As of March 28, 2008, the name, age and title of the executive officers of the Company are as follows:

Name

Age

Position

James R. Famalette

55

Chairman, President and Chief Executive Officer

J. Gregory Ambro

55

Executive Vice President and Chief Operating Officer

Daniel T. Warzenski

59

Vice President, Chief Financial Officer and Secretary

Michael J. Schmidt

66

Senior Vice President and Director of Stores

 Scott G. Manson

54

 Senior Vice President and General Merchandise Manager

James R. Famalette was appointed Chairman of the Board on August 9, 2007 and became President and Chief Executive
Officer of the Company on June 25, 1999.  Prior to this he served as President and Chief Operating Officer of the Company since April 14, 1997. Prior to joining the Company, Mr. Famalette was President and Chief Executive Officer of Liberty House, a department and specialty store chain based in
Honolulu, Hawaii, from 1993 through 1997, and served in a variety of other positions with Liberty House from 1987 through 1993, including Vice
President, Stores and Vice President, General Merchandise Manager.  From 1975 to 1987 he served in a variety of senior level management positions with Village Fashions/Cameo Stores and Colonies, a specialty store chain.

J. Gregory Ambro was appointed Executive Vice President and Chief Operating Officer on August 9, 2007.  Prior to this he served as Senior Vice President and Chief Administrative and Financial Officer of the Company since November 20, 2003. Prior to joining Gottschalks,
Mr. Ambro served for three years as Senior Vice President and Chief Financial Officer of  Bradlees, a regional discount department store in the
Northeast.  From 1995 to 2000 he served as Chief Financial Officer of Marshalls, an off-price retailer, Streamline, a grocery and consumer products retailer and Harris Teeter, an upscale supermarket chain in the Southeast.  From 1978 to 1994 Mr. Ambro served in a variety of financial positions for
Marshalls and the May Department Stores Co.

Daniel T. Warzenski became Vice President and Chief Financial Officer on August 9, 2007 after serving as Vice President
Finance and Chief Accounting Officer of the Company since September 11, 2006.  Mr. Warzenski also serves as Secretary.  Prior to joining the
Company, Mr. Warzenski was Vice President and Controller of Robinsons-May, a division of The May Department Stores Company, Inc., from 1996 to
2006, and served as Assistant Controller at Robinsons-May and May Company California from 1986 to 1996.  From 1977 to 1986, he served in a variety of financial positions at Carter Hawley Hale Stores, Inc., The Harris Company, and HRT Industries, Inc.

Michael J. Schmidt became Senior Vice President and Director of Stores of the Company in 1985(1). From 1983 through 1985, he was Manager of the Company's Fresno, California Fashion Fair store. Prior to joining the Company, he held management positions with Liberty
House, Allied Corporation and R.H. Macy & Co., Inc.

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
Gottschalk and Co., Inc.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from those portions of the Company's 2008 Proxy under the headings "Executive Compensation" and "Director Compensation for Fiscal Year 2007."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the portion of the Company's 2008 Proxy under the heading "Security Ownership of Certain Beneficial Owners and Management" and Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities in this report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the portion of the Company's 2008 Proxy under the heading "Certain Relationships and Related Transactions."

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the portion of the Company's 2008 Proxy under the heading "Information on Independent Public Accountants".

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements of Gottschalks Inc. as required by Item 8 are included in this Part IV, Item 15:

Reports of Independent Registered Public Accounting Firms

Balance Sheets - As of February 2, 2008 and February 3, 2007

Statements of Operations - Fiscal years ended February 2, 2008,
February 3, 2007 and January 28, 2006

Statements of Stockholders' Equity -
Fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

Statements of Cash Flows - Fiscal years ended February 2, 2008, February
3, 2007 and January 28, 2006

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

Incorporated by Reference From the Following Document

3.1

Certificate of Incorporation of the Registrant

Registration Statement on Form S-1 (File No. 33-3949)

3.2

Second Amended and Restated Bylaws

Current Report on Form 8-K dated December 4, 2007 (File No. 1-09100)

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

                                                   38

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

                                                   39

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

Current Report on Form 8-K dated January 31, 2003

10.56

 Second Amended and Restated Credit Agreement dated September 26, 2007, by and among Gottschalks Inc. and General Electric
Capital Corporation

Filed electronically herewith

10.58

                Form of Severance Agreement dated March 12, 2007 by and between Gottschalks Inc. and the following senior executives of the Company:  J.
Gregory Ambro and Michael J. Schmidt. (*)

Current Report on Form 8-K dated March 19, 2007

10.59

                Amendment to Employment Agreement dated March 12, 2007 by and between Gottschalks Inc. and James R. Famalette. (*)

Current Report on Form 8-K dated March 19, 2007

10.60

                Form of Severance Agreement dated March 25, 2008 by and between Gottschalks Inc. and Daniel T. Warzenski. (*)

Current Report on Form 8-K dated March 31, 2008

23.1

 Consent of Independent Registered Public Accounting Firm
PDF provided as courtesy

Filed electronically herewith

23.2

 Consent of Independent Registered Public Accounting Firm
PDF provided as courtesy

Filed electronically herewith

                                                   40

31.1

 Rule 13a - 14(a) Certification of Chief Executive Officer
PDF provided as courtesy

Furnished concurrently herewith

31.2

 Rule 13a - 14(a) Certification of Chief Financial Officer
PDF provided as courtesy

Furnished concurrently herewith

32.1

 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C.  § 1350, As Adopted Pursuant to § 906 of the
Sarbanes-Oxley Act of 2002.
PDF provided as courtesy

Furnished concurrently herewith

32.2

 Certification of Vice President and Chief Financial Officer Pursuant to 18 U.S.C. § 1350, As Adopted Pursuant to  § 906 of the Sarbanes-Oxley
Act of 2002.
PDF provided as courtesy

Furnished concurrently herewith

(*) Management contract, compensatory plan or arrangement.

(**) These loans were retired with proceeds from a mortgage loan completed on March 22, 2002 (See Exhibit
10.46)

                                                   41

ANNUAL REPORT ON FORM 10-K

ITEM 8, 15(a)(1) and (2), (c) and (d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE

YEAR ENDED FEBRUARY 2, 2008

GOTTSCHALKS INC.

FRESNO, CALIFORNIA

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

                   Gottschalks Inc.

                   Fresno, California

We have audited Gottschalks Inc.'s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO
criteria). Gottschalks Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over
Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.
Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Gottschalks Inc. maintained, in all material respects, effective internal control over financial reporting as of
February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the
balance sheet of Gottschalks Inc. as of February 2, 2008, and the related statements of operations, stockholders' equity, and cash flows for the period ended February 2, 2008 and our report dated April 7, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Francisco, California

                   April 7, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

                    Gottschalks Inc.

                    Fresno, California

We have audited the accompanying balance sheet of Gottschalks Inc. as of February 2, 2008, and the related statements of operations, stockholders' equity, and cash flows for the fiscal year ended February 2, 2008.  In connection with our audit of the financial statements, we have also audited the information for the fiscal year ended February 2, 2008 in the financial statement schedule listed in the accompanying index.
These financial statements and the schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Gottschalks Inc. at February 2, 2008, and the results of its operations and its cash flows for the fiscal year ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the information for the fiscal year ended
February 2, 2008 in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the financial statements, effective February 4, 2007, the Company adopted the provisions of FASB
Interpretation Number 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.  Also, as discussed in Note 1 to the financial statements, effective January 29, 2006, the Company adopted the provisions of SFAS Number 123 (Revised), Share Based
Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),
Gottschalks Inc.'s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 7, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

                    San Francisco, California

                    April 7, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Gottschalks Inc.

Fresno, California

We have audited the accompanying balance sheet of Gottschalks Inc. (the "Company") as of February 3, 2007, and the related statements of income, stockholders' equity and cash flows for the years ended February 3, 2007 and January 28, 2006. Our audits also included the financial statement schedule for the  years ended February 3, 2007 and January 28, 2006 listed in the Index at Item 15 (a) (2).  The Company's management is responsible for these financial statements and financial statement schedule.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United
States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
Gottschalks Inc. at February 3, 2007, and the results of its operations and its cash flows for the years ended February 3, 2007 and January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended February 3, 2007 and January 28, 2006.

As discussed in Note 1 to the financial statements, on January 29, 2006, the Company changed its method of accounting for share based payment arrangements to conform to Statement of Financial Accounting Standards Board Statement No. 123(R), Share-Based
Payment.

/s/ Deloitte & Touche LLP

San Francisco, California

   April 12, 2007

GOTTSCHALKS INC.

BALANCE SHEETS

(In thousands, except share and per share data)

February 2,

February 3,

2008

2007

ASSETS

CURRENT ASSETS:

Cash

$

4,032

$

6,051

Receivables - net

7,049

8,198

Merchandise inventories

149,310

168,702

Other

               18,984

               19,421

Total current assets

179,375

202,372

PROPERTY AND EQUIPMENT - net

137,931

134,696

OTHER ASSETS:

Goodwill

7,501

7,501

Other intangibles - net

616

487

Other

                 6,571

                 5,010

               14,688

               12,998

TOTAL ASSETS

$

             331,994

$

             350,066

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Trade accounts payable and accrued liabilities

$

69,463

$

79,854

Current portion of long-term debt

1,276

1,243

Current portion of capitalized lease obligations

249

433

Deferred income taxes

                 3,096

                 3,541

Total current liabilities

74,084

85,071

REVOLVING LINE OF CREDIT

93,899

83,762

LONG-TERM OBLIGATIONS, less current portion

12,049

13,592

OTHER LIABILITIES

16,875

12,558

DEFERRED INCOME TAXES

4,962

11,311

SUBORDINATED NOTE PAYABLE TO AFFILIATE

18,180

19,180

COMMITMENTS AND CONTINGENCIES (Notes 8 and 16)

STOCKHOLDERS' EQUITY:

Common stock, par value of $.01 per share;

30,000,000 shares authorized; 13,700,758

and 13,569,743 issued; 13,282,958 and 13,569,743 outstanding

137

136

Additional paid-in capital

77,822

76,527

Retained earnings

35,473

47,929

Less treasury stock, at cost

                (1,487)

                         -

             111,945

             124,592

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY

$

             331,994

$

             350,066

See accompanying notes to financial statements.

GOTTSCHALKS INC.

 STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Fiscal Years Ended

February 2,

February 3,

January 28,

2008

2007

2006

Net sales

$

628,550

$

680,966

$

665,460

Net credit revenues

4,868

3,087

3,084

Net leased department revenues

              3,000

              3,428

              3,506

Total revenues

          636,418

          687,481

          672,050

Costs and expenses:

Cost of sales

420,887

446,619

434,387

Selling, general and administrative expenses

209,552

212,355

204,945

Depreciation and amortization

15,173

15,276

13,242

Gain on sale of aircraft

-

(946)

-

Loss on disposal of assets

418

-

-

VEBA litigation

-

60

1,811

New store opening costs

                 485

                 376

                 688

Total costs and expenses

          646,515

          673,740

          655,073

Operating income (loss)

(10,097)

13,741

16,977

Other (income) expense:

Interest expense

10,807

10,058

9,242

Miscellaneous income

                (489)

             (1,389)

             (1,515)

            10,318

              8,669

              7,727

Income (loss) from continuing operations

before income tax

(20,415)

5,072

9,250

Income tax expense (benefit)

             (7,982)

              1,631

              3,107

Income (loss) from continuing operations

           (12,433)

              3,441

              6,143

Discontinued operations:

Loss from operations of closed stores

-

(1,102)

(1,609)

Gain (loss) on store closures

-

(98)

180

Income tax benefit

                      -

                 408

                 486

Loss on discontinued operations

                      -

                (792)

                (943)

Net income (loss)

$

           (12,433)

$

              2,649

$

              5,200

Net income (loss) per common share:

Basic

Income (loss) from continuing operations

$

(0.91)

$

0.26

$

0.46

Loss on discontinued operations

$

-

$

(0.06)

$

(0.07)

Net income (loss) per common share

$

(0.91)

$

0.20

$

0.39

Diluted

Income (loss) from continuing operations

$

(0.91)

$

0.25

$

0.45

Loss on discontinued operations

$

-

$

(0.06)

$

(0.07)

Net income (loss) per common share

$

(0.91)

$

0.19

$

0.38

Weighted average number of common shares outstanding

Basic

13,601

13,428

13,245

Diluted

13,601

13,758

13,797

See accompanying notes to financial statements.

GOTTSCHALKS INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

Common Stock

Additional
Paid-in

Retained

Treasury

Shares

Amount

Capital

Earnings

Stock

Total

BALANCE, JANUARY 29, 2005

13,030,269

$

130

$

72,146

$

40,080

$

-

$

112,356

Net income

5,200

-

5,200

Stock options exercised

321,650

4

2,276

-

2,280

Shares issued under employee

stock purchase plan

              9,230

                -

             68

                -

                -

BALANCE, JANUARY 28, 2006

13,361,149

134

74,490

45,280

-

119,904

Net income

2,649

-

2,649

Stock options exercised

196,100

2

899

-

-

901

Shares issued under employee

stock purchase plan

12,494

-

69

-

-

69

Stock-based compensation

-

810

-

810

Tax benefit from exercise of

stock options

-

-

248

-

-

248

Tax effect of terminated

stock options

                      -

                -

             11

                -

                -

                11

BALANCE, FEBRUARY 3, 2007

13,569,743

136

76,527

47,929

-

124,592

Net loss

-

-

-

(12,433)

-

(12,433)

Cumulative effect of

adoption of FIN 48

-

-

-

(23)

-

(23)

Stock options exercised

120,125

1

670

-

-

671

Shares issued under employee

stock purchase plan

10,890

-

57

-

-

57

Stock-based compensation

-

-

417

-

-

417

Purchase of treasury shares

(417,800)

-

-

-

(1,487)

(1,487)

Tax benefit from exercise of

stock options

-

-

143

-

-

143

Tax effect of terminated

stock options

                      -

                -

               8

                -

                -

                  8

BALANCE, FEBRUARY 2, 2008

     13,282,958

$

$

      77,822

$

      35,473

$

       (1,487)

$

       111,945

See accompanying notes to financial statements.

GOTTSCHALKS INC.

STATEMENTS OF CASH FLOWS

(In thousands of dollars)

Fiscal Years Ended

February 2,

February 3,

January 28,

2008

2007

2006

Net income (loss)

$

(12,433)

$

2,649

$

5,200

Adjustments:

Stock-based compensation

417

810

-

Excess tax benefits from exercise of stock options

(151)

(248)

-

Depreciation and amortization

15,173

15,345

13,654

Deferred income taxes

(6,794)

288

882

Amortization of deferred income and

other deferred items

3,791

(1,375)

(1,955)

Store closure costs

111

142

120

Net (gain) loss from sale of assets

418

(978)

131

Distributions of earnings from investment in limited partnership

475

484

-

Changes in assets and liabilities:

Receivables

1,033

(914)

(364)

Merchandise inventories

20,617

(7,230)

(5,790)

Other current and long-term assets

(360)

(4,115)

872

Trade accounts payable and accrued liabilities

(9,694)

(11,830)

9,587

Other current and long-term liabilities

          (1,593)

           2,137

          (2,721)

Net cash provided by (used in) operating activities

         11,010

          (4,835)

         19,616

INVESTING ACTIVITIES:

Purchases of property and equipment

(20,662)

(21,100)

(22,227)

Proceeds from sale of building and aircraft

602

4,187

-

Distributions of earnings from investment in limited partnership

                   -

                   -

              365

Net cash used in investing activities

        (20,060)

        (16,913)

        (21,862)

FINANCING ACTIVITIES:

Net proceeds under revolving credit facility

10,137

35,826

2,182

Proceeds from long-term obligations

-

3,000

6,000

Principal payments on long-term obligations

(2,694)

(20,472)

(4,156)

Purchase of treasury stock

(1,487)

-

-

Changes in cash management liability

1,434

2,891

(3,284)

Debt issuance costs

(1,238)

(41)

(232)

Proceeds from exercise of options

671

917

1,566

Proceeds from sale of stock under employee stock purchase plans

57

62

68

Excess tax benefits from exercise of stock options

                   -

Net cash provided by financing activities

           7,031

         22,431

           2,144

INCREASE (DECREASE) IN CASH

(2,019)

683

(102)

CASH AT BEGINNING OF YEAR

           6,051

           5,368

           5,470

CASH AT END OF YEAR

$

           4,032

$

           6,051

$

           5,368

See accompanying notes to   financial statements.

GOTTSCHALKS INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Gottschalks Inc. (the "Company") is a regional department and specialty store chain based in Fresno, California. As of February 2, 2008, the Company operated 59 full-line department stores located in six Western states, with 39 stores located in California, 7 in
Washington, 5 in Alaska, 4 in Oregon, 2 in Nevada and 2 in Idaho. The Company also operated 4 specialty stores which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise, including men's, women's, juniors' and children's apparel, cosmetics, shoes and accessories, and also a wide array of home furnishings, including domestics, china, housewares, small electrics and, in certain locations, furniture and mattresses.

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

Fiscal Year - The Company's fiscal year ends on the Saturday nearest January 31.  Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Fiscal 2006 included 53 weeks, and 2007 and 2005 each included 52 weeks.

Revenue Recognition - Net retail sales are recorded at the point-of-sale and include sales of merchandise, net of estimated returns and exclusive of sales tax. Net retail sales also include all amounts billed to customers for shipping and handling, including customer delivery charges. Revenues on special order sales are recognized when the merchandise is delivered to the customer. The Company does not sell merchandise on layaway. The Company's policy with respect to gift cards is to record revenue as the gift cards are redeemed for merchandise.  Prior to their redemption, the gift cards are recorded as a liability.  The liability remains recorded until the earlier of redemption, escheatment, or 60 months.  It is the
Company's historical experience that the likelihood of redemption after 60 months is remote.  The Company records an allowance for estimated sales returns in the period in which the related sale occurs.  These estimates are based primarily on historical sales returns.  If the historical data used to calculate these estimates does not properly reflect future returns, adjustments to the allowance for estimated sales returns may be necessary.

The Company offers its private label credit card customers a points based rewards program.  The program offers one point for every one dollar in net annual spending using the Company's private label credit card.  At the end of each calendar year qualifying customers are sent a merchandise certificate for up to 5% of the total points accumulated, up to a maximum of 10,000 points, or $500.  As points are earned throughout the year the Company accrues for the estimated costs of goods to be sold via redemption of the merchandise certificates based on historical redemption rates.

Net credit revenues consist primarily of a percentage of net private label credit card sales and the amortization of the prepaid program fee as provided for under the Credit Card Program Agreement with HSBC (Note 2).  Net leased department revenues consist of rental income from lessees and sub-lessees and are based on a percentage of total sales generated in such leased departments during respective fiscal periods.
Sales generated in such leased departments totaled $21,027,000, $23,923,000 and  $24,406,000 in 2007, 2006 and 2005, respectively.

Cash - Amounts in-transit from banks for customer credit card, debit card and electronic benefit transfer transactions that process in less than seven days are classified as cash in our Balance Sheets.  The banks process the majority of these amounts within one to two business days.  There was $2.0 million and $3.6 million of in-transits from banks included in cash as of February 2, 2008 and February 3, 2007, respectively.

Receivables  - As of February 2, 2008 and February 3, 2007, receivables consist of vendor claims of $7,128,844, less allowances of $80,000, and vendor claims of $8,278,377, less allowances of $80,000, respectively.

Merchandise Inventories - Inventories, which consist of merchandise held for resale, are valued by the retail inventory method and are stated at last-in, first-out (LIFO) cost, which is not in excess of market. Current cost, which approximates replacement cost, under the first-in, first-out (FIFO) method is equal to the LIFO value of inventories at February 2, 2008 and February 3, 2007. The Company includes in inventory the capitalization of certain indirect buying, handling and distribution costs to better match these costs with the related sales.

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

Workers' Compensation - The Company has a pre-funded deposit and a liability relating to its workers' compensation claims.  Liabilities associated with these losses include estimates of both losses reported and losses incurred but not yet reported, together referred to as "ultimate losses".  We estimate our ultimate losses based on analysis of historical data and independent actuarial estimates.

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

Leases - The Company recognizes operating lease minimum rentals on a straight-line basis over the lease term. The
Company receives contributions from landlords to fund buildings and leasehold improvements. Such contributions are primarily recorded as deferred
rent and amortized as reductions to lease expense over the lease term.  During fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in building and equipment under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received. Executory costs such as real estate taxes and maintenance, and contingent rentals such as those based on a percentage of sales are recognized as incurred. The lease term, which includes all renewal periods that are
considered to be reasonably assured, began on the date the Company had access to the leased property.   The excess in rent expense over actual cash
paid is recorded as deferred rent.

Software Development Costs - Costs associated with the acquisition or development of software for internal use that meet the criteria of AICPA Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal
Use" are capitalized and amortized over the expected useful life of the software, which generally ranges from 3 to 10 years. Software development costs capitalized under SOP No. 98-1 in fiscal 2007, 2006 and 2005 totaled $50,000, $191,000 and $177,000, respectively.  Amortization of such costs totaled $205,000, $425,000 and $420,000 in fiscal 2007, 2006 and 2005, respectively.

Goodwill - Goodwill and intangible assets having indefinite lives are not being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill and other intangible assets of a reporting unit are tested for impairment on an annual basis and more frequently if certain indicators are encountered. The Company has three geographical regions that it considers reporting units and operating segments, as the Company manages operations based on these regions. The Company has performed the required annual impairment review of goodwill for each of the fiscal years reported and concluded that there was no indication of impairment as of the respective measurement dates.

Investment in Partnership - The Company has a 36% interest in a partnership which is accounted for using the equity method because the Company has the ability to exercise significant influence over the investee's operating and financial policies.  The partnership owns the office building in which the Company's headquarters are located.  See Note 15.

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

Miscellaneous Income - Miscellaneous income consists of rental income from sub-leased properties, income from the
Company's investment in a partnership, and miscellaneous non-operating income and expense.  Miscellaneous income does not include any material offsetting expense items.

Advertising Costs - Advertising costs, net of cooperative advertising allowances, totaling $30,015,000, $29,695,000 and
$28,946,000 in 2007, 2006 and 2005, respectively, are included in selling, general and administrative expenses for financial reporting purposes and are expensed when the related advertisement first takes place. Cooperative advertising allowances were $11,008,000, $12,965,000 and $12,097,000 in
2007, 2006 and 2005 respectively.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48,
"Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a
"more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109 and creates a single model to address accounting for uncertainty in tax positions. FIN 48 requires that tax positions accounted for under SFAS

109 be evaluated for
recognition based solely on technical merits and the resulting tax benefits be measured using a cumulative probability assessment and the Company's plan for settlement. The Company adopted FIN 48 effective February 4, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial position or results of operations (see Note 10).

Stock-Based Compensation - At February 2, 2008, the Company has two stock-based employee compensation plans, which are more fully described in Note 12.  The Company accounts for these plans under SFAS No. 123 (revised 2004), "Share-Based
Payment" ("SFAS No. 123R").  The Company adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective approach.  Under the modified prospective method, compensation expense is recorded for the unvested portion of previously issued awards that remain outstanding at January 29, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS No. 123.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options after
January 26, 2006, be recognized in the financial statements as compensation cost based on the fair value on the date of grant.

Prior to the adoption of SFAS No. 123R, the Company accounted for its plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
No stock-based employee compensation cost is reflected in net income during 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value
recognition provisions of SFAS 123R in fiscal 2005.   The Company's calculations were made using the Black-Scholes option pricing model, which is more fully described in Note 13.

Fiscal Year

(In thousands, except per share data)

2005

Net income as reported

$

5,200

Deduct: Total stock-based compensation expense

determined under fair value based method

for all awards, net of related tax effects

                (584)

Pro forma net income

$

              4,616

Earnings per share:

As reported:

Basic

$

0.39

Diluted

$

0.38

Pro-forma:

Basic

$

0.35

Diluted

$

0.33

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
Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved, and in some cases, the expected proceeds from the sale or sublease of a particular asset, or independent appraisals. There were no asset impairment charges from continuing operations recognized in fiscal 2007, 2006 or 2005.

Discontinued Operations - The Company has determined that certain store closures constitute discontinued operations based on whether the store closure results in the Company's exit from a market area.  If a store closure, or closures, is determined to be a discontinued
operation, as prescribed by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," results of operations of the closed store are excluded from continuing operations and reported separately in discontinued operations for all periods presented.  Store closures in areas that continue to be served by other stores are not considered discontinued operations.

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

The fair values of the Company's mortgage loans and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Borrowings with aggregate carrying values of
$5,349,000 and $6,624,000 at February 2, 2008 and February 3, 2007, had estimated fair values of $5,603,000 and $6,596,000 at February 2, 2008 and
February 3, 2007, respectively.  The estimated fair value of the Company's derivative financial instrument is disclosed in Note 6.

Segment Reporting - We have reviewed SFAS 131, Disclosures about Segments of an Enterprise and Related
Information, and determined that we meet the aggregation criteria outlined as our regional operating segments have similar economic characteristics, products and services, and distribution channels.  Therefore, the Company reports as one reportable segment.

Revenues are derived from merchandise sales from customers.  The Company purchases merchandise from numerous suppliers; however, no single vendor accounted for more than 5% of the Company's net purchases in fiscal 2007.  The Company's merchandising activities are conducted centrally from its corporate office in Fresno, California.

The Company's percentage of total sales (including leased department sales) by major product line is reflected in the following table:

Fiscal Years

2007

2006

2005

Women's Apparel

29.0

%

28.3

%

28.2

%

Cosmetics, Shoes

& Accessories

27.6

26.9

25.8

Home

16.7

17.9

18.7

Men's Apparel

12.4

12.7

12.8

Juniors' and

Children's Apparel

11.1

10.8

11.0

Leased Departments

              3.2

              3.4

              3.5

Total Sales

          100.0

%

          100.0

%

          100.0

%

Comprehensive Income - There were no items of other comprehensive income in 2007, 2006 or 2005, and therefore net income is equal to comprehensive income for each of those years.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," (SFAS 161).
This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under
SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for the Company on February 1, 2009. The Company is currently evaluating the impact, if any, of
SFAS 161 on its financial position, results of operations and cash flows.

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

On February 4, 2007, the Company and HSBC entered into a new Credit Card Program Agreement which has a term of six (6)
years and is cancelable by either party under certain circumstances.  This amended agreement provides the Company will be paid a percentage of net credit card sales, a percentage of other revenue and will be paid a one-time prepaid program fee (each as defined in the CCA). The prepaid program fee totaling $1,500,000 is being amortized on a straight-line basis over the six year term of the agreement.  In addition,  a percentage of net credit card sales
(as defined in the CCA) will be used by HSBC and the Company to support the private-label credit card to fund marketing programs.

Net credit revenues associated with the Company's private label credit card program currently consist primarily of a percentage of net credit card sales and the amortization of the prepaid program fee.  Net credit revenues were $4,868,000, $3,087,000 and $3,084,000 in fiscal
2007, 2006, and 2005, respectively.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

February 2,

February 3,

(In thousands)

2008

2007

Furniture, fixtures and equipment

$

136,654

$

127,715

Buildings and leasehold improvements

101,219

96,698

Land

15,185

15,185

Buildings and equipment under

capital leases

26,170

28,936

Construction in progress

              2,835

              1,872

282,063

270,406

Less accumulated depreciation

and amortization

         (144,132)

         (135,710)

$

          137,931

$

          134,696

During the third quarter of fiscal 2005, due to the Company's involvement in the construction of the building at its River Park store and other factors, the Company recorded $10.2 million in building and leasehold improvements under capital leases and $6.0 million in capital lease obligations associated with landlord reimbursements received.  The Company plans to construct a 55,000 square foot store at an approximate cost of $6.8 million, including fixtures, in Bend, Oregon.

4. TRADE ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade accounts payable and accrued liabilities consist of the following:

February 2,

February 3,

(In thousands)

2008

2007

Trade accounts payable

$

14,426

$

27,545

Accrued liabilities

12,808

15,330

Gift and merchandise cards

9,372

9,542

Workers' compensation insurance reserves

6,175

7,296

Taxes, other than income taxes

11,232

3,991

Accrued payroll and related liabilities

8,926

9,400

Cash management liability

6,524

5,090

Federal and state income taxes payable

                      -

              1,660

$

            69,463

$

            79,854

5. DEBT

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

As of February 2, 2008, outstanding borrowings under the new credit facility totaled $93.9 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $40.2 million.  Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum.  In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility.  The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement).  Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The new credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability is below $20 million.  As of February 2, 2008, the
Company was in compliance with all restrictive financial covenants applicable to the credit facility.  The agreement has a five year term expiring
September 26, 2012.

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

Long-Term Obligations

Long-term obligations consist of the following:

February 2,

February 3,

(In thousands)

2008

2007

Capital lease obligations

$

8,224

$

8,644

7.5% note payable due 2010

1,710

2,442

Other mortgage loans and notes payable

              3,640

              4,182

13,574

15,268

Less current portion

             (1,525)

             (1,676)

$

            12,049

$

            13,592

In fiscal 2006, the Company paid off $16.6 million of 9.39% mortgage loans on February 1, 2006 with funds from the Company's revolving credit facility.  Also in fiscal 2006, the Company financed a corporate aircraft with a 6.64% $3.0 million note.  The scheduled annual principal maturities of the Company's notes payable are $1,275,000, $1,317,000, $575,000, $539,000 and $576,000 for 2008 through 2012, with $1,067,000 payable thereafter.

Deferred debt issuance costs related to the Company's various financing arrangements are included in other current and long-term assets and are charged to income as additional interest expense over the life of the related indebtedness. Such costs, net of accumulated amortization, totaled $1,885,000 at February 2, 2008 and $1,181,000 at February 3, 2007.

Interest paid, net of amounts capitalized, was $8,580,000 in 2007, $9,842,000 in 2006, and $8,466,000 in 2005. The Company
capitalized $21,000 in interest in connection with leasehold improvements at a new store and major remodels performed at two store locations in fiscal
2007. No interest was capitalized in 2006. In 2005, $114,000 interest was capitalized.  The weighted-average interest rate charged on the Company's revolving line of credit was 6.91% in 2007, 7.10% in 2006 and 5.98% in 2005.

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants, as well as cross-default provisions. Accordingly, the failure to comply with these restrictions and covenants, if not waived, would cause a cross-default under the majority of all of the Company's debt agreements, including the credit facility. The Company was in compliance with all applicable financial covenants as of February 2,
2008.

6. INTEREST RATE DERIVATIVE

On December 9, 2005 the Company entered into an interest rate swap agreement, effective December 14, 2005, to change the fixed/variable interest rate mix of the debt portfolio in order to maintain the percentage of fixed-rate and variable-rate debt within parameters set by management. The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of February 2, 2008 and the range of interest rates paid and received by the Company during the fiscal year then ended:

Fixed swap (notional amount)

$25,000,000

Range of receive rate

5.06% - 5.70%

Pay rate

4.99%

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS No. 133"), and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging
Activities," the Company recognizes all derivatives on the balance sheet at fair value. Although the swap essentially provides for matched terms to its underlying obligation, it does not qualify for hedge accounting under SFAS No. 133.

The $25 million interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The estimated fair value of the interest rate swap agreement, based on dealer quotes, at February 2,
2008 was a loss of $526,000 and represents the amount the Company would pay if the agreement was terminated as of that date.  Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for fiscal 2007 includes losses related to the interest rate swap of $624,000, and as of February 2, 2008 the Company reflected a derivative liability in other liabilities of
$526,000 to recognize the fair value of the interest rate swap. All credits recorded pursuant to SFAS No. 133 are considered non-cash items in the statements of cash flows.

7. SUBORDINATED NOTE PAYABLE TO AFFILIATE

El Corte Ingles ("ECI") of Spain, and Harris, a wholly owned subsidiary of ECI, became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris.  The Company issued a Subordinated Note to Harris, in the principal amount of $22,179,000 as partial consideration for the Harris acquisition (the "Original Note"). The Original Note bore interest at a fixed rate of 8%. On December 7, 2004 a new Subordinated Note due May 30, 2009 superseded the Original Note. The new Subordinated Note bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8.0 million prior to its maturity.  Such payments are subject to certain liquidity restrictions under the revolving credit facility.  The Company made principal payments of $1.0 million each upon execution of the note, on February 20, 2006, on February 20, 2007, and a principal payment of $2.0 million subsequent to fiscal year end on February 20, 2008, as scheduled.  An additional principal payment of $2.0 million is scheduled for February 2009, with the balance due at maturity subject to the payment in full of the revolving credit facility. The Subordinated Note is unsecured, contains no restrictive financial covenants and is subordinate to the payment of all debt, including trade credit, of the Company.  Interest paid to Harris totaled $1,494,000 in 2007, $1,574,400 in 2006, and $1,679,500 in 2005.

8. LEASES

The Company leases certain retail department stores, specialty stores, land, furniture and fixtures and equipment under capital and noncancelable operating leases that expire in various years through 2025. Certain of the leases provide for the payment of additional contingent rentals based on a percentage of sales, require the payment of property taxes, insurance and maintenance costs and have renewal options for one or more periods ranging from five to twenty years. The Company leases three of its department stores from ECI, an affiliate of the Company. See Note 7.
Rent paid or accrued to ECI totaled $868,000 in 2007, $888,000 in 2006, and $874,000 in 2005.  The Company plans to close two of these stores at the end of their lease terms during the second quarter of fiscal 2008.

Future minimum lease payments as of February 2, 2008, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Capital

Operating

(In thousands)

Leases

Leases

2008

$

1,376

$

23,412

2009

1,376

22,096

2010

1,417

20,005

2011

1,476

18,544

2012

1,476

15,534

Thereafter

            14,110

          100,717

Total minimum lease payments

21,231

$

          200,308

Amount representing interest

           (13,007)

Present value of minimum lease payments

8,224

Less current portion

                (249)

$

              7,975

Rental expense associated with operating leases consists of the following:

Fiscal Years

(In thousands)

2007

2006

2005

Buildings:

Minimum rentals

$

22,360

$

23,352

$

23,430

Contingent rentals

2,673

3,579

3,175

Fixtures and equipment

              1,985

              2,039

              2,057

$

            27,018

$

            28,970

$

            28,662

One of the Company's lease agreements contains a restrictive financial covenant pertaining to the debt to tangible net worth ratio that management believes the Company was in compliance with at February 2, 2008.

9. DISCONTINUED OPERATIONS

The Company closed one underperforming Seattle/Tacoma market during the first quarter of fiscal 2006 and one underperforming store in the Seattle metro-area during the third quarter of fiscal 2006.  During fiscal 2005, the Company closed two underperforming stores in the Seattle/Tacoma market.  These stores were determined to be either underperforming or inconsistent with the Company's long-term
operating strategy and due to the Company's exit from the respective market areas are considered discontinued operations.    The loss from operations
of discontinued stores includes only revenues generated from, and expenses directly associated with, the operation of such stores and consists of the following:

Fiscal Years

(In thousands)

2007

2006

2005

Net sales from closed stores

$

-

$

2,921

$

11,480

Cost of sales

-

2,421

7,442

Selling, general and administrative expenses

-

1,533

5,235

Depreciation and amortization

                      -

                   69

Total costs and expenses

                      -

              4,023

            13,089

Loss from operations of closed stores

$

                      -

$

             (1,102)

$

             (1,609)

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

In addition, the Company closed one store in Wasilla, Alaska during the first quarter of fiscal 2007, one store in Tacoma,
Washington during the third quarter of fiscal 2007, and one store each in Danville, California and Moscow, Idaho in the third and fourth quarters of fiscal
2006. The Company also closed one store in Fresno, California during the first quarter of fiscal 2005.  These closures are not reported as discontinued
operations due to the shift of revenues to other stores in the respective markets.  The Company has plans to close two stores in California during the second quarter of 2008 at the end of their lease terms.  These closures are not considered discontinued operations as the Company has remaining stores in the market areas.

Certain of the Company's stores may perform below expectations from time to time.  In the event the Company is unable to improve the operating performance of such underperforming stores, the Company may consider the sale, sublease or closure of those stores in the future.

10. INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

Fiscal Years

(In thousands)

2007

2006

2005

Current:

Federal

$

(2,145)

$

1,870

$

2,468

State

                  (79)

                (127)

             (2,224)

              1,743

              3,030

Non Current:

Federal

(935)

-

-

State

                (209)

                      -

                      -

             (1,144)

                      -

                      -

Deferred:

Federal

(3,664)

(445)

924

State

                (950)

                 333

                (847)

             (4,614)

                (112)

                   77

$

             (7,982)

$

              1,631

$

              3,107

Income tax expense varies from the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes.  The reasons for this difference are as follows:

Fiscal Years

2007

2006

2005

Statutory rate

35.0

%

35.0

%

35.0

%

State income taxes, net of

federal income tax benefit

4.0

3.5

(2.4)

General business credits

0.8

(5.6)

(2.6)

Valuation allowance

-

(6.1)

4.6

Increase in tax reserve

-

6.4

Other items, net

                    (0.7)

                    (1.6)

                    (1.1)

Effective rate

                   39.1

%

                   31.6

%

                   33.5

%

The principal components of deferred tax assets and liabilities are as follows (in thousands):

February 2,

February 3,

2008

2007

Deferred

Deferred

Deferred

Deferred

Tax

Tax

Tax

Tax

Assets

Liabilities

Assets

Liabilities

Current:

Accrued employee benefits

$

1,216

$

$

1,469

$

Net operating loss and tax

credit carryforwards

-

289

State income taxes

360

355

LIFO inventory reserve

(6,630)

(6,630)

Workers' compensation

2,612

3,086

Legal reserve

106

160

Deferred income

1,341

1,172

Valuation allowance

(459)

(916)

Other items, net

          (2,514)

              492

          (3,018)

           6,048

          (9,144)

           6,107

          (9,648)

Long-Term:

Net operating loss and tax

credit carryforwards

9,346

-

4,037

State income taxes

-

(81)

226

Property and equipment

(9,609)

(9,468)

Accounting for leases

2,024

(549)

1,066

(2,089)

Leasehold interests

109

-

192

Deferred income

629

(4,641)

414

(4,316)

Acquisition costs

-

(1,670)

-

(1,435)

Valuation allowance

(2,071)

(772)

Other items, net

           1,790

             (239)

             (165)

         11,827

        (16,789)

           6,162

        (17,473)

$

         17,875

$

        (25,933)

$

         12,269

$

        (27,121)

As a result of certain realization requirements of SFAS 123(R), the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at February 2, 2008 that arose directly from tax deductions related to equity compensation in excess of
compensation recognized for financial reporting.   Equity will be increased by approximately $350,000 if, and when, such deferred tax assets are ultimately realized.

The federal and state net operating loss carryforwards per the income tax returns included uncertain tax positions taken in prior years.  The net operating loss and tax credit carryforwards in the table of deferred tax assets and liabilities shown above are presented on a tax return basis.  All other deferred tax assets and liabilities included in the table above have been adjusted by the respective FIN 48 liabilities.

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income to realize the value of these assets. In determining the appropriate valuation allowance, management considers all available evidence for the deferred tax assets, including tax credits, net operating loss and capital loss carryforwards that would likely expire prior to their utilization. The
Company has established valuation allowances that relate primarily to certain state tax credit carryforwards the realization of which is uncertain.
Although these credits do not expire, the utilization is extremely limited and is available only to the extent the Company generates sufficient taxable income apportionable to the respective location.  The Company has historically generated the credits at a substantially more rapid rate than it has been able to utilize them. The resulting utilization period is, therefore, unusually long.  Although the Company has had, prior to the fiscal 2007 loss, recent profitability, there can be no certainty that the Company will continue to generate sufficient taxable income apportioned to specific locations for an indefinite period of time to fully utilize the state tax credit carryforwards, especially given the cyclical nature of the company's business.  Further, there is no certainty that the Company will operate in these specific locations for an extended period.  To the extent that the Company no longer operates within these locations, the tax credits cannot be utilized.

In addition, the Company has generated certain capital losses for which there is currently no carryback opportunity available.
Based on the Company's current operating strategy it appears more likely than not that there will be no opportunity available during the remaining carryforward period to generate offsetting capital gains.  Accordingly the Company considers it appropriate to establish a valuation allowance against such carryforwards.  Management believes it is more likely than not that the Company will generate sufficient future taxable income in the appropriate carryforward periods to realize the benefit of its remaining net deferred tax assets. However, if the available evidence were to change in the future, an adjustment to the valuation allowance may be required, resulting in additional income tax expense or benefit. Certain valuation allowances were increased by approximately $842,000 in the current year due primarily to a reduction in the Company's assessment of future income.

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The interpretation prescribes a "more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 applies to all tax positions related to income taxes subject to FAS 109 and creates a single model to address accounting for uncertainty in tax positions.  FIN 48 requires that tax positions accounted for under FAS 109 be evaluated for recognition based solely on technical merits and the resulting tax benefits be measured using a cumulative probability assessment and the Company's plan for settlement.  The
Company adopted FIN 48 effective February 4, 2007.  The adoption of FIN 48 did not have a material effect on the Company's unrecognized tax benefit or retained earnings.

The Company has an unrecognized tax benefit at February 2, 2008 of approximately $1.2 million, exclusive of interest, reported in the Balance Sheet in Other Liabilities.  Of this amount, the amount that would impact the Company's effective tax rate, if recognized, is $0.1 million.
The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit - adoption opening balance

$

2,371

Gross Increase - tax positions in prior period

71

Gross Decrease - tax positions in prior period

(1,058)

Gross Increases - tax positions in current period

26

Settlements with taxing authorities

-

Lapse of statute limitations

              (172)

Unrecognized tax benefit - ending balance

$

1,238

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  Total accrued interest included in the FIN 48 liability was $0.3 million and $0.2 million at February 4, 2007 and February 2, 2008.
No penalties were accrued at February 4, 2007 and February 2, 2008.

The Company files its tax returns as prescribed by the tax laws of the jurisdiction in which it operates.  The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2004 while the fiscal 2004 through 2006 tax years are subject to examination.  For the various state jurisdictions, tax years from fiscal 2003 through 2006 remain open to examination as well, although the Company believes any potential assessment would not have a material impact on the Company's financial position or results of operations.

At February 2, 2008, the Company has, for federal tax purposes, net operating loss carryforwards of approximately $2.2 million which expire in the year 2027, general business credits of approximately $3.6 million that expire in the year 2010 through 2027, and alternative minimum tax credits of $0.6 million which may be used for an indefinite period. At February 2, 2008, the Company also has, for state tax purposes, net operating loss carryforwards of approximately $15.8 million which expire in the year 2016 and 2017 and $3.0 million of state tax credits which may be used for an indefinite period.  These carryforwards are available to offset future taxable income.

The Company paid income taxes, net of refunds, of $449,000 in fiscal 2007, $1,830,000 in fiscal 2006 and $12,000 in fiscal
2005.

11.  SHARE REPURCHASE PROGRAM

The Company's Board of Directors announced its share repurchase program in September 2007, which allows for the repurchase of up to 2 million shares over 12 months subject to certain pricing conditions.  During fiscal 2007, the Company repurchased 417,800 shares for $1,487,000, at an average cost of $3.56 per share including commissions.  Such shares are reflected as treasury stock in the stockholder's equity section of the condensed balance sheet.  Purchases may be made at management's discretion in the open market and in privately negotiated transactions as market and business conditions warrant.  There were no share repurchases in fiscal 2006 and 2005.

12. WEIGHTED AVERAGE NUMBER OF SHARES

Net income/loss per common share is computed by dividing net income/loss by the weighted-average number of common shares outstanding during the period. Stock options represent potential common shares and are included in computing diluted earnings per share when the effect is dilutive and the Company reports net income. A reconciliation of the weighted-average shares used in the basic and diluted earnings per share calculation is as follows:

Fiscal Years

2007

2006

2005

Basic calculation

13,600,718

13,428,279

13,245,321

Effect of dilutive shares - options

                        -

329,799

552,561

Diluted calculation

13,600,718

13,758,078

13,797,882

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

Fiscal Years

2007

2006

2005

Antidilutive shares - options

1,052,775

310,318

183,463

Certain of the shares noted above were excluded from the computation of dilutive shares solely due to the Company's net loss position during these periods.  The following table shows the approximate effect of dilutive shares had the Company reported a profit for these periods:

Fiscal Years

2007

2006

2005

Effect of dilutive shares - options

246,859

N/A

N/A

13.  STOCK OPTION AND STOCK PURCHASE PLANS

The Company has certain stock option plans and an Employee Stock Purchase Plan, as described below.  All of these plans have been approved by the Company's stockholders.

Stock Option Plans

The Company has stock option plans for directors, officers and key employees which provide for the grant of non-qualified and incentive stock options. Under the plans, the option exercise price may not be lower than 100% of the fair market value of such shares at the date of the grant. Options granted generally vest on a ratable basis over four years and expire ten years from the date of the grant. At February 2, 2008, options for
1,432,500 shares were available for future grants under the plans.

Option activity under the plans is as follows:

Fiscal Years

2007

2006

2005

Weighted-

Weighted-

Weighted-

Number

Average

Number

Average

Number

Average

of

Exercise

of

Exercise

of

Exercise

Shares

Price

Shares

Price

Shares

Price

Options outstanding

at beginning of year

1,159,375

$

6.43

1,400,475

$

6.19

1,547,750

$

4.99

Granted

5,000

4.26

2,500

8.60

310,000

10.37

Exercised

(120,125)

5.60

(196,100)

4.58

(319,400)

4.88

Cancelled

        (18,000)

       6.33

           (47,500)

       7.10

         (137,875)

       6.70

Options outstanding

at end of year

    1,026,250

$

       6.52

       1,159,375

$

       6.43

       1,400,475

$

       6.19

Options exercisable

at end of year

       841,375

$

       5.96

          812,375

$

       5.77

          777,100

$

       5.45

The intrinsic value of options exercised during fiscal 2007, 2006, and 2005 was $890,600, $898,100, and $1,558,700,
respectively.

A summary of the status of nonvested shares under the plans as of February 2, 2008, and changes during the year then ended, is presented below:

Number

Weighted Average

of

Grant Date

Shares

Fair Value

Nonvested at February 3, 2007

347,000

$

4.85

Granted

5,000

2.25

Vested

(161,625)

3.84

Forfeited

             (5,500)

                   5.39

Nonvested at February 2, 2008

          184,875

$

                   5.79

Additional information regarding options outstanding as of February 2, 2008 is as follows:

Weighted-

Average

Weighted-

Remaining

Average

Range of

Number

Contractual

Exercise

Exercise Prices

Outstanding

Life (yrs.)

Price

$1.13 to $4.25

261,375

4.56

$

2.62

$4.41 to $6.03

298,875

4.10

$

5.47

$6.19 to $10.48

436,000

4.37

$

9.21

$11.75 to $11.75

            30,000

                   7.39

$

                 11.75

$1.13 to $11.75

       1,026,250

                   4.43

$

                   6.52

Employee Stock Purchase Plan

The Company also has a statutory Employee Stock Purchase Plan, which allows its employees to purchase Company common stock at a 15% discount. Employees can purchase stock under the Plan through payroll deductions ranging from 1% to 10% of their annual compensation, up to a maximum of $21,250 per employee per year. A total of 500,000 shares were originally registered under the Plan, with 346,324 shares issued through February 2, 2008.

The 15% discount of the stock price makes the Plan compensatory.  As such, the fair value of the discount, as determined under the Black-Scholes model, is expensed as compensation under the provisions of SFAS 123R.  Compensation expense related to shares purchased under the Employee Stock Purchase Plan was $19,800 and $19,000 in fiscal 2007 and 2006, respectively.

Accounting for Stock Based Compensation

As discussed previously, the Company adopted SFAS 123R on January 29, 2006.  SFAS 123R requires all share-based payments to employees be recognized in the financial statements as compensation expense based on the fair value on the date of grant.

The Company determines fair value of such awards using the Black-Scholes option-pricing model.  The Company uses historical data to estimate expected term of the awards and forfeiture rates, stratified into separate groups based on similar exercise and termination patterns.
Expected stock volatility is based upon historical volatility of the Company's stock and other factors.  The risk-free interest rate is based on the yield curve in effect at the time the options are granted, using U.S. constant maturities over the expected life of the option.  The Company has historically not paid dividends and does not anticipate paying dividends during the expected term.  Accordingly, the expected dividend yield is zero.  Options to purchase 5,000, 2,500, and 310,000 shares were granted during fiscal years 2007, 2006, and 2005, respectively.  The estimated fair value of these option awards was calculated using the following weighted average assumptions:

Fiscal Years

2007

2006

2005

Risk-free interest rate

3.0

%

4.6

%

3.8

%

Expected dividend yield

-

-

-

Expected volatility

42.3

%

42.2

%

56.1

%

Expected option life (years)

8.6

4.6

5.0

The weighted average fair values of options on their grant date during fiscal 2007, 2006, and 2005, where the exercise price equaled the market price on the date of grant, were $2.25, $3.54, and $6.39, respectively.

The Company recognized share-based compensation of approximately $397,000 and $791,000 in fiscal 2007 and 2006, respectively, as a component of selling, general, and administrative expense.  As of February 2, 2008, there was $224,000 of unrecognized compensation cost related to non-vested awards granted under the plans.  That cost is expected to be recognized over a remaining term of approximately 2 years.  The total fair value of shares vested during the years ended February 2, 2008, February 3, 2007, and January 28, 2006, was
$620,000, $693,000, and $344,000, respectively.

14. RETIREMENT SAVINGS PLAN

The Company has a Retirement Savings Plan ("Plan") which qualifies as an employee retirement plan under Section
401(k) of the Internal Revenue Code. Full-time employees meeting certain requirements are eligible to participate in the Plan and may elect to have up to 20% of their annual eligible compensation, subject to statutory limitations, deferred and deposited with a qualified trustee. Participants in the Plan may receive an employer matching contribution of up to 4% of the participants' eligible compensation, depending on the Company's quarterly and annual financial performance. Beginning 2001, the Company amended the Plan to provide for a guaranteed annual match of 3%, including the ability for participants to earn an additional 1% depending on the Company's annual financial performance. The Company recognized $1,187,000, $1,201,000, and $1,139,000 in expense related to the Plan in fiscal 2007, 2006, and 2005, respectively.

15. RELATED PARTY TRANSACTIONS

The Company owns a 36% interest in Park 41, a limited partnership that owns, leases and operates the office building in which the Company's headquarters are located.  River Park Properties I owns the remaining 64% interest in Park 41.  River Park Properties I is also a limited partner in River Park Properties II, which wholly-owns River Park Properties VII.  The Company leases a store in Fresno, California from River Park
Properties VII.  The Company receives cash distributions of approximately $500,000, recognizes income of approximately $300,000, and pays rents of approximately $1.3 million annually related to its corporate office lease with the Park 41 partnership.  The Company also paid rents of $1.3 million in fiscal 2007 and 2006, and $0.6 million in fiscal 2005, to River Park Properties VII related to the leased store in Fresno, California.

In the normal course of business, the Company purchases goods from Harris, an affiliate of the Company owning approximately
16% of common stock  (see Note 7).  These purchases totaled $287,000 in fiscal 2007.

16. COMMITMENTS AND CONTINGENCIES

On September 19, 2005, the Company became subject to a complaint filed in the Superior Court of California for the County of
Santa Cruz alleging violation of California law regarding payment of accrued vacation upon termination of employment.  The complaint seeks wage payments for employees who allegedly forfeited accrued vacation, waiting time penalties, interest, injunctive relief and costs.  The Company believed settlement of this matter was in its best interest and entered into a memorandum of understanding for class settlement, which was given final court approval in September 2006.  The Company accrued $1.8 million during the fourth quarter of fiscal 2005 for estimated legal fees and settlement costs and an additional $60,000 in the fourth quarter of fiscal 2006.  All payments were made in December 2006 and final accounting for actual expenses took place in fiscal 2007.

The Company is party to other legal proceedings and claims which have arisen during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims is not expected to have a material adverse effect on the Company's financial position or results of its operations.

In the fourth quarter of fiscal 2007, the Company signed a ground lease for a new store in Bend, Oregon.  The Company plans to construct a 55,000 square foot store at a cost of $6.8 million, including fixtures.  The Company will own the building and anticipates that it will open in late fall 2008.

As of February 2, 2008, the Company had outstanding a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $1.3 million. As of February 3, 2007, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $0.7 million. The standby letters of credit were issued to provide collateral for workers' compensation insurance policies.  Management believes the likelihood of any draws under the workers' compensation standby letters of credit are remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

  SCHEDULE II - VALUATION AND
QUALIFYING ACCOUNTS

GOTTSCHALKS INC.

COL. A

COL. B

COL. C

COL. D

COL. E

COL. F

 ADDITIONS

Charged

Balance at

Charged to

to Other

Balance at

Beginning

Costs and

Accounts

Deductions

End of

Description

of Period

Expenses

Describe

Describe

Period

Year ended February 2, 2008:

Deferred tax asset

valuation allowance

$

    1,688,000

$

       584,000

(1)

$

       258,000

(2)

$

                   -

$

    2,530,000

Allowance for vendor

claims receivable

$

         80,000

$

                   -

$

                   -

$

                   -

$

         80,000

Sales return reserve

$

       248,000

$

       224,000

(3)

$

    1,059,000

(3)

$

                   -

$

    1,531,000

Year ended February 3, 2007:

Deferred tax asset

valuation allowance

$

    1,864,000

$

                   -

$

                   -

$

      (176,000)

(5)

$

    1,688,000

Allowance for vendor

claims receivable

$

         90,000

$

                   -

$

                   -

$

        (10,000)

(4)

$

         80,000

Sales return reserve

$

         98,000

$

       150,000

(6)

$

                   -

$

                   -

$

       248,000

Year ended January 28, 2006:

Deferred tax asset

valuation allowance

$

    2,254,000

$

                   -

$

                   -

$

      (390,000)

(5)

$

    1,864,000

Allowance for vendor

claims receivable

$

         90,000

$

                   -

$

                   -

$

                   -

$

         90,000

Sales return reserve

$

         87,000

$

         11,000

(6)

$

                   -

$

                   -

$

         98,000

  Represents increases to valuation allowance related to the future utilization of state tax credits.

  Represents an increase to valuation allowance for certain capital loss carryforwards determined under FIN 48.

  In fiscal 2007, the Company revised its sales return reserve estimate to reflect gross sales that are expected to be returned in a future period.  Previously, the reserve reflected the net margin effect of future returns.  Accordingly, as of February 2, 2008, both inventory and the sales return reserve increased by $1,059,000 representing the cost of the inventory to be returned.

  Represents changes in estimate for the allowance for vendor claims receivable.

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

Dated: April 10, 2008

GOTTSCHALKS Inc.

By: /s/ James R. Famalette

 James R. Famalette
Chairman and Chief Executive Officer

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

 /s/ James R. Famalette
James R. Famalette

Chairman and Chief Executive Officer (principal executive officer)

April 10, 2008

 /s/ Daniel T. Warzenski
Daniel T. Warzenski

Vice President and Chief Financial Officer (principal financial and accounting officer)

April 10, 2008

 /s/ Joseph W. Levy
Joseph W. Levy

Chairman emeritus

April 10, 2008

 /s/ Joseph J. Penbera
Joseph J. Penbera

Lead Director

April 10, 2008

 /s/ Sharon Levy
Sharon Levy

Director

April 10, 2008

 /s/ James L. Czech
James L. Czech

Director

April 10, 2008

  /s/ O. James Woodward III
O. James Woodward III

Director

April 10, 2008

 /s/ Frederick R. Ruiz
Frederick R. Ruiz

Director

April 10, 2007

 /s/ Philip S. Schlein
Philip S. Schlein

Director

April 10, 2008

 /s/ Thomas H. McPeters
Thomas H. McPeters

Director

April 10, 2008

 /s/ Dale D. Achabal
>Dale D. Achabal

Director

April 10, 2008

 /s/ Jorge Pont Sanchez
Jorge Pont Sanchez

Director

April 10, 2008

