Form 10-Q
period 2008-05-03
GOTTSCHALKS INC
filed 2008-06-11
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

      The number of shares of the Registrant's common stock outstanding as of May 30, 2008 was 13,282,958.

Note: PDF provided as a courtesy

GOTTSCHALKS INC.
INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited):

Condensed Balance Sheets — May 3, 2008, February 2, 2008 and May 5, 2007	3

Condensed Statements of Operations — Thirteen Weeks Ended May 3, 2008 and May 5, 2007	4

Condensed Statements of Cash Flows — Thirteen Weeks Ended May 3, 2008 and May 5, 2007	5

Notes to Condensed Financial Statements — Thirteen Weeks Ended May 3, 2008 and May 5, 2007	6 - 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6. Exhibits	20

Signatures	21

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

	May 3,	February 2,	May 5,
	2008	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$6,021	$4,032	$6,080
Receivables, net	2,713	7,049	2,750
Merchandise inventories	168,174	149,310	184,013
Other	18,896	18,984	20,031
Total current assets	195,804	179,375	212,874

PROPERTY AND EQUIPMENT - NET	138,156	137,931	132,401

OTHER LONG-TERM ASSETS	14,827	14,688	13,564
	$348,787	$331,994	$358,839

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable and
other current liabilities	$80,950	$72,559	$87,270
Current portion of long-term obligations	3,541	1,525	1,583
Total current liabilities	84,491	74,084	88,853

REVOLVING LINE OF CREDIT	114,507	93,899	90,893

LONG-TERM OBLIGATIONS (less current portion)	11,662	12,049	13,193

DEFERRED INCOME TAXES AND OTHER LIABILITIES	17,002	21,837	26,903

SUBORDINATED NOTE PAYABLE TO AFFILIATE	14,180	18,180	18,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY	106,945	111,945	120,817
	$348,787	$331,994	$358,839

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net sales	$125,128	$141,788
Net credit revenues	1,762	1,106
Net leased department revenues	550	650
Total revenues	127,440	143,544

Costs and expenses:
Cost of sales	83,700	95,204
Selling, general and administrative expenses	46,304	49,236
Depreciation and amortization	3,950	3,909
Gain on disposal of assets	(14)	(79)
New store opening costs	74	-
Total costs and expenses	134,014	148,270

Operating loss	(6,574)	(4,726)

Other (income) expense:
Interest expense	2,058	2,585
Miscellaneous income	(56)	(47)
	2,002	2,538

Loss before income taxes	(8,576)	(7,264)
Income tax benefit	(3,480)	(2,596)
Net loss	$(5,096)	$(4,668)

Net loss per common share -
Basic & diluted	$(0.38)	$(0.34)

Weighted average number of common
shares outstanding -
Basic & diluted	13,283	13,606

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(5,096)	$(4,668)
Adjustments:
Stock-based compensation	97	159
Excess tax benefits from exercise of stock options	-	(141)
Depreciation and amortization	3,950	3,909
Deferred income taxes	(3,461)	36
Amortization of deferred income and other deferred items	(835)	1,973
Store closure costs	-	32
Net gain on disposal of assets	(14)	(79)
Distributions of earnings from investment in limited partnership	119	119
Changes in assets and liabilities:
Receivables	4,336	5,449
Merchandise inventories	(18,612)	(14,920)
Other current and long-term assets	(150)	(1,302)
Trade accounts payable and other current liabilities	9,616	5,785
Long-term liabilities	(526)	232
Net cash used in operating activities	(10,576)	(3,416)

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,447)	(2,517)
Proceeds from sale of property and equipment	-	598
Net cash used in investing activities	(4,447)	(1,919)

FINANCING ACTIVITIES:
Net proceeds under revolving line of credit	20,608	7,131
Principal payments on long-term obligations	(2,371)	(1,492)
Proceeds from exercise of stock options	-	502
Excess tax benefits from exercise of stock options	-	141
Changes in cash management liability	(1,225)	(918)
Net cash provided by financing activities	17,012	5,364

INCREASE IN CASH	1,989	29
CASH AT BEGINNING OF PERIOD	4,032	6,051
CASH AT END OF PERIOD	$6,021	$6,080

SUPPLEMENTAL INFORMATION:
Interest paid, net of capitalized interest	$2,384	$2,418
Income taxes paid	$-	$833

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen Weeks Ended May 3, 2008 and May 5, 2007

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the first quarter of the fiscal year ending January 31, 2009 ("fiscal 2008"), the Company operated 59 full-line Gottschalks department stores located in 6 Western states, with 39 stores in California, 7 in Washington, 5 in Alaska, 4 in Oregon, 2 in Idaho, and 2 in Nevada. The Company also operates 3 specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, juniors' and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in select locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company has three geographical regions that it considers reporting units and operating segments, as the Company manages operations based on these regions.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen-week period ended May 3, 2008 are not necessarily indicative of the results that may be expected for fiscal 2008 due to, among other reasons, the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 2, 2008 (the "2007 Annual Report on Form 10-K"). The condensed balance sheet at February 2, 2008 has been derived from the audited financial statements as of that date.

Certain reclassifications were made to the May 5, 2007 amounts to conform with the classifications of such amounts for the May 3, 2008 and February 2, 2008 periods.

2. STOCK-BASED COMPENSATION

The Company recognized share-based compensation expense related to the unvested portion of previously issued awards of approximately $94,000 in the first quarter of fiscal 2008 and $154,000 in the first quarter of the fiscal year ended February 2, 2008 ("fiscal 2007") as a component of selling, general, and administrative expense. As of May 3, 2008, there were approximately $157,000 of unrecognized compensation cost related to non-vested awards granted under the Company's stock option plans. That cost is expected to be recognized over a remaining term of approximately one year. The Company also recognized share-based compensation expense related to the Employee Stock Purchase Plan of approximately $3,000 in the first quarter of fiscal 2008 and $5,000 in the first quarter of fiscal 2007.

Option activity for the thirteen weeks ended May 3, 2008 is as follows:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual	Aggregate
	Number of	price per	life	intrinsic
	Shares	share	(in years)	value
Outstanding at February 2, 2008	1,026,250	$6.52
Granted	-	-
Exercised	-	-
Cancelled or expired	(3,250)	7.67
Outstanding at May 3, 2008	1,023,000	$6.51	4.18	$96,368
Exercisable at May 3, 2008	883,875	$5.96	3.70	$96,368
Available for future grants at May 3, 2008	1,432,500

3. CASH AND CASH EQUIVALENTS

Amounts in-transit from banks for customer credit card, debit card and electronic benefit transfer transactions that process in less than seven days are classified as cash in our Condensed Balance Sheets. The banks process the majority of these amounts within one to two business days. There were $4.0 million, $2.0 million, and $3.9 million amounts in-transit from banks included in cash as of May 3, 2008, February 2, 2008, and May 5, 2007, respectively.

4. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, to the extent not in excess of net realizable value. The Company includes in inventory the capitalization of certain indirect costs related to the purchasing, handling and storage of merchandise. The calculated LIFO inventory value is higher than current cost under the first-in, first-out (FIFO) method, due to deflation in historical inventory costs. However, a valuation reserve has been established to reduce the inventory at LIFO to net realizable value, which approximates FIFO cost. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2008 operating results.

5. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

	May 3,	February 2,	May 5,
(In thousands of dollars)	2008	2008	2007
Trade accounts payable	$28,638	$14,426	$36,406
Accrued liabilities	14,643	12,808	11,917
Gift and merchandise cards	7,769	9,372	7,902
Workers' compensation insurance reserves	5,849	6,175	7,239
Taxes, other than income taxes	7,452	11,232	7,847
Accrued payroll and related liabilities	8,204	8,926	9,271
Cash management liability	5,299	6,524	4,172
Deferred income taxes payable	3,096	3,096	2,516
	$80,950	$72,559	$87,270

6. DEBT

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

As of May 3, 2008, outstanding borrowings under the credit facility totaled $114.5 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $34.3 million. Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum. In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility. The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess borrowing availability (as defined in the agreement) is below $20 million. As of May 3, 2008, the Company was in compliance with all restrictive financial covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

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

Interest charged on amounts borrowed under the revolving portion of the credit facility were at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan was a fixed rate of 6.6% per annum. In addition, the Company paid an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The credit facility, as amended, contained restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the prior agreement) if the Company's excess borrowing availability was below $15 million.

Long-Term Obligations

The Company's long-term debt and capital lease obligations consist of the following:

	May 3,	February 2,	May 5,
(In thousands of dollars)	2008	2008	2007
Capital lease obligations	$8,166	$8,224	$8,487
7.5% note payable, due 2010	1,518	1,710	2,264
Other mortgage loans and notes payable	3,519	3,640	4,025
	13,203	13,574	14,776
Less current portion	1,541	1,525	1,583
	$11,662	$12,049	$13,193

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of May 3, 2008.

Subordinated Note Payable to Affiliate

The Company's Subordinated Note to The Harris Company, a wholly owned subsidiary of El Corte Ingles, S.A. ("ECI") of Spain, is due May 30, 2009, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of up to $8 million prior to its maturity. The balance of this note is $16.2 million at May 3, 2008. Principal payments are subject to certain liquidity restrictions under the revolving credit facility. The Company made principal payments of $1 million each upon execution of the note, on February 20, 2005, February 21, 2006, February 20, 2007, and a principal payment of $2 million on February 20, 2008, as scheduled. An additional principal payment of $2 million is scheduled for February 2009 and is reported in the Condensed Balance Sheets in Current Portion of Long-term Obligations at May 3, 2008. The balance is due at maturity subject to liquidity restrictions under the revolving credit facility. The Subordinated Note is unsecured and is also subordinate to the payment of trade credit of the Company. The Subordinated Note also contains restrictions on new debt obligations that exceed $350,000, excluding the credit facility, trade credit, and lease agreements.

7. FAIR VALUE MEASUREMENTS

The Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS 157), effective February 3, 2008, which did not have a material impact on the Company's financial position, results of operations and cash flows. In February 2008, FASB Staff Position 157-2, "Effective Date of Statement 157," (FSP 157-2) deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities. The Company currently has no assets or liabilities for which it utilizes Level 1 inputs.

Level 2: Observable market-based inputs such as quoted prices for similar assets or liabilities, interest rates and yield curves observable at commonly quoted intervals, volatilities, etc. Also included are unobservable inputs that are corroborated by market data. The Company currently has an interest rate swap that utilizes Level 2 inputs.

Level 3: Unobservable inputs that are supported by little or no market data such as a company's own assumptions or estimates. Fair value may be determined using pricing models, discounted cash flow methodologies, or similar techniques. The Company currently has nonfinancial assets that utilize Level 3 inputs for which the provisions of SFAS 157 have been deferred in accordance with FSP 157-2.

The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis:

Fair Value Measurements at Reporting Date Using
Active Markets for
		Identical	Significant Other	Significant
(In thousands of dollars)		Liabilities	Observable Inputs	Unobservable Inputs
Liabilities:	Total	(Level 1)	(Level 2)	(Level 3)

Derivative - interest rate swap	$427	$-	$427	$-

Interest Rate Swap Agreement

The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of May 3, 2008 and the range of interest rates paid and received by the Company during the first quarter of fiscal 2008:

Fixed swap (notional amount)	$25,000,000
Range of receive rate	2.85% - 5.06%
Pay rate	4.99%

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," "SFAS 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes all derivatives on the balance sheet at fair value. Although the swap essentially provides for matched terms to its underlying obligation, and effectively mitigates its variability, it currently does not qualify for hedge accounting under SFAS 133 and therefore, the changes in fair value of the swap are recorded in the Statement of Operations.

On a quarterly basis, the Company uses the income approach to measure the fair value of the interest rate swap by assessing the swap's net present value of future cash flows expected to be yielded over the remainder of the swap agreement based on the forward LIBOR curve for 3-month LIBOR contracts, as derived from the Eurodollar futures market.

The $25 million interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The fair value of the interest rate swap agreement at May 3, 2008 was estimated to be a liability of $427,000, which is recorded in Other Current Liabilities. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for the thirteen weeks ended May 3, 2008 includes a favorable fair value adjustment of $99,000 related to the interest rate swap.

8. INCOME TAXES

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48). This interpretation, which the Company adopted on February 4, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a "more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in an immaterial change in retained earnings, after the application of a valuation allowance.

The Company has an unrecognized tax benefit of approximately $1.2 million, exclusive of interest, reported in the Condensed Balance Sheets in Deferred Income Taxes and Other Liabilities at May 3, 2008. At February 2, 2008 and May 5, 2007, the unrecognized tax benefit was approximately $1.2 million and $2.2 million, exclusive of interest, respectively. Of this amount, the amount that would impact the Company's effective tax rate, if recognized, is $0.1 million at May 3, 2008 and February 2, 2008, and $0.2 million at May 5, 2007. The Company estimates that its unrecognized tax benefit will decrease approximately $0.5 million within the next twelve months as federal and state statutes expire.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Total accrued interest included in the FIN 48 liability was $0.2 million at May 3, 2008 and February 2, 2008 and $0.3 million at May 5, 2007. No penalties were accrued at May 3, 2008, February 2, 2008, or May 5, 2007.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2004, and for the various state jurisdictions for years before fiscal 2003, although the Company believes any potential assessment would not have a material impact on the Company's financial position or results of operations.

9. SHARE REPURCHASE PROGRAM

The Company's Board of Directors announced its share repurchase program in September 2007, which allows for the repurchase of up to 2 million shares over 12 months subject to certain pricing conditions. During fiscal 2007, the Company repurchased 417,800 shares for $1,487,000, at an average cost of $3.56 per share including commissions. Such shares are reflected as treasury stock in the Stockholder's Equity section of the Condensed Balance Sheets. Purchases may be made at management's discretion in the open market and in privately negotiated transactions as market and business conditions warrant. There were no share repurchases in the first quarter of fiscal 2008.

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

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Basic calculation	13,282,622	13,605,693
Effect of dilutive shares - options	-	-
Diluted calculation	13,282,622	13,605,693

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

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Antidilutive shares - options	1,024,860	1,118,491

Certain of the antidilutive shares noted above were excluded from the computation of dilutive shares solely due to the Company's net loss position in the thirteen weeks ended May 3, 2008 and May 5, 2007. The following table shows the approximate effect of dilutive shares had the Company reported a profit for these periods:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Effect of dilutive shares - options	32,965	424,101

11. COMMITMENTS AND CONTINGENCIES

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

As of May 3, 2008, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $0.6 million. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

12. RECENT ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted FASB Statement No. 157, "Fair Value Measurements," (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; instead, it applies to other accounting pronouncements that require or permit fair value measurements. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company's financial position, results of operations and cash flows. See Note 7 for further discussion of the Company's adoption of SFAS 157.

In February 2008, the FASB issued Staff Position 157-2, "Effective Date of SFAS No. 157," (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date for items within its scope to fiscal years beginning after November 15, 2008. The Company has adopted the deferral of SFAS 157 with respect to its nonfinancial assets and nonfinancial liabilities that fall within the scope of FSP 157-2.

On February 3, 2008, the Company adopted FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce fluctuation in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS 159 did not have an impact on the Company's financial position, results of operations or cash flows.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen week period ended May 3, 2008 (hereinafter referred to as the "first quarter" of fiscal 2008), is not necessarily indicative of performance for the remainder of fiscal 2008.

Critical Accounting Policies

The Company's financial statements are based on the application of critical accounting policies, many of which require management to make significant estimates and assumptions. Some of these critical accounting policies involve a higher degree of judgment or complexity than its other accounting policies. The Company evaluates its estimates on an ongoing basis, including those related to its revenue recognition policy, the carrying value of its merchandise inventories, and the valuation of its long-lived assets, including goodwill, and its deferred tax assets. The impact and associated risks related to these policies on the Company's business operations are described more fully in the Company's 2007 Annual Report on Form 10-K. The Company believes there have been no changes to the critical accounting policies described therein.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net sales	100.0%	100.0%
Net credit revenues	1.4	0.8
Net leased department revenues	0.4	0.4
Total revenues	101.8	101.2

Costs and expenses:
Cost of sales	66.9	67.1
Selling, general and administrative expenses	37.0	34.8
Depreciation and amortization	3.1	2.8
Gain on disposal of assets	-	(0.1)
New store opening costs	0.1	-
Total costs and expenses	107.1	104.6

Operating loss	(5.3)	(3.4)

Other (income) expense:
Interest expense	1.6	1.8
Miscellaneous income	-	(0.1)
	1.6	1.7

Loss before income taxes	(6.9)	(5.1)
Income tax benefit	(2.8)	(1.8)

Net loss	(4.1)%	(3.3)%

First Quarter of Fiscal 2008 Compared to First Quarter of Fiscal 2007

Net Sales

Net sales from continuing operations decreased by approximately $16.7 million to $125.1 million in the first quarter of fiscal 2008 as compared to $141.8 million in the first quarter of fiscal 2007, a decrease of 11.7%. Comparable store sales for the first quarter of fiscal 2008, which includes sales for stores open for the full period in both years, decreased by 10.3% as compared to the first quarter of fiscal 2007. The first quarter of fiscal 2008 sales decrease is primarily attributable to the weak economic environment driven by the mortgage banking crisis and the rising costs of gasoline and food, with the greatest impact in the Company's California locations, which produce 80% of sales volume.

The best performing merchandise categories of the first quarter of fiscal 2008, as compared to the comparable thirteen week quarter of fiscal 2007, were women's activewear which grew by 10.7%, children's shoes which grew by 20.1%, women's better denim and casual collections, which was up 2.2%, and basic housewares and cookware, which were up 1.7%. Merchandise categories with weak performances were junior beach and denim categories, down a combined 27.0%, the men's clothing business, down 25.5%, and bedding and sheets, down 29.0%.

The Company operated 59 department stores and 3 specialty stores as of the end of the first quarter of fiscal 2008, as compared to 59 department stores and 4 specialty stores as of the end of the first quarter of fiscal 2007.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased approximately $0.7 million in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. As a percent of net sales, net credit revenues was 1.4% in the first quarter of fiscal 2008 and 0.8% in the first quarter of fiscal 2007. This increase is attributable to the new Credit Card Program Agreement with HSBC, which was effective February 3, 2007, which provides for an increase in the percentage of net sales revenue in the second through sixth year of the agreement. Credit revenue is 250 basis points of net credit sales in fiscal 2008 compared to 136 basis points in fiscal 2007.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the first quarter of fiscal 2008 was $0.1 million lower than the first quarter of fiscal 2007.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the first quarter of fiscal 2008 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $3.9 million in the first quarter of fiscal 2008 and $4.7 million in the first quarter of fiscal 2007.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $11.5 million to $83.7 million in the first quarter of fiscal 2008 as compared to $95.2 million in the first quarter of fiscal 2007, a decrease of 12.1%. The decrease is primarily attributable to the reduction in sales volume. The Company's gross margin percentage was 33.1% in the first quarter of fiscal 2008 and 32.9% in the first quarter of fiscal 2007. The gross margin rate was slightly higher than the first quarter of fiscal 2007 since various merchandise expense accounts had favorable variances, which more than offset a higher net markdown rate owing to the current difficult economic environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $2.9 million to $46.3 million in the first quarter of fiscal 2008 as compared to $49.2 million in the first quarter of fiscal 2007, a decrease of 6.0%. The decrease is primarily attributable to expense reduction initiatives the Company has implemented to offset the sales and gross margin decline in the weak economy. Store payroll expense is approximately $1.6 million lower than the comparable period in fiscal 2007 owing to staffing adjustments in accordance with lower sales volume. Associate fringe benefits have decreased by approximately $1.1 million primarily due to the reduced payroll base, lower unemployment tax rates compared to last year, and a favorable adjustment to the workers' compensation reserve. The Company has also achieved reductions in advertising expense by focusing on more productive spending, supply amounts have been closely monitored and are down 13.2%, an electricity reduction campaign has led to a 6.2% decrease, and professional fees are down 39.1% due to the conclusion in the third quarter 2007 of the strategic review process. Also, debit card pin pads were implemented in all stores in the first quarter of fiscal 2008, which has decreased bank card fees compared to last year.

As a percent of net sales, selling, general and administrative expenses increased in the first quarter of fiscal 2008 by 2.2% to 37.0% as compared to 34.8% for the first quarter of fiscal 2007. This increase is primarily attributable to reduced sales.

Subsequent to quarter end, the Company completed a reduction in force at its corporate headquarters, which will generate approximately $1.0 million in annual cost savings.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of intangible assets other than goodwill, was $4.0 million in the first quarter of fiscal 2008 and $3.9 million in the first quarter of fiscal 2007. The small change from last year is the result of fiscal 2007 capital additions related to the Company's new store in Elk Grove, California and major remodel projects at certain existing stores, offset by fully depreciated assets. As a percent of net sales, depreciation and amortization expense increased to 3.1% in the first quarter of fiscal 2008, as compared to 2.8% in the first quarter of fiscal 2007.

The Company's goodwill is associated with its Southern/Central California stores which have historically had strong operating results. With the difficult present economic conditions, the Company will continue to monitor the performance of this reporting unit for potential goodwill impairment.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.5 million to $2.1 million in the first quarter of fiscal 2008 as compared to $2.6 million in the first quarter of fiscal 2007, a decrease of 20.4%. As a percent of net sales, interest expense decreased to 1.6% in the first quarter of fiscal 2008 as compared to 1.8% in the first quarter of fiscal 2007. These decreases are primarily due to continued decreases in interest rates charged on the Company's variable rate debt and a favorable fair value adjustment of $0.1 million on the Company's $25 million notional amount interest rate swap, compared to an unfavorable fair value adjustment of $0.1 million in the first quarter of fiscal 2007. The weighted average interest rate applicable to the revolving credit facility was 4.5% in the first quarter of fiscal 2008 (4.2% at May 3, 2008), as compared to 7.2% in the first quarter of fiscal 2007.

Income Taxes

The Company's interim effective tax rates of 40.6% in the first quarter of fiscal 2008 and 35.7% in the first quarter of fiscal 2007 relate to the net loss reported in those periods. The final effective tax rate was 39.1% for fiscal 2007. The increase in the interim effective tax rate in the first quarter of fiscal 2008, compared to the first quarter of fiscal 2007, is primarily due to the impact of certain federal tax credits in fiscal 2007.

The Company did not adjust its valuation allowance against anticipated future utilization of certain state tax credits in the first quarter of fiscal 2008. The Company estimates its utilization of these credits based on projected 10-year operating results. The Company will determine the need for an adjustment to its valuation allowance against these credits after its fiscal 2009 and long-term planning process, which will take place in late fiscal 2008.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $5.1 million in the first quarter of fiscal 2008, as compared to a net loss of $4.7 million in the first quarter of fiscal 2007. On a per share basis, the net loss was $0.38 per share (basic and diluted) in the first quarter of fiscal 2008 as compared to a net loss of $0.34 per share (basic and diluted) in the first quarter of fiscal 2007.

Liquidity and Capital Resources

As described more fully in the Company's 2007 Annual Report on Form 10-K and Note 6 to the accompanying financial statements, the Company's working capital requirements are currently met through a combination of cash provided by operations, borrowings under its senior revolving credit facility, and by short-term trade and factor credit. The Company's liquidity position, like that of most retailers, is affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

The Company's use of cash in operations during the first quarter of fiscal 2008 is primarily the result of the build-up of spring and summer inventory. The increase in net cash used in operations for the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, is primarily due to a higher build-up of inventories, a larger net loss and the deferral of the tax asset related to the loss.

The increase in net cash used in investing activities is the result of more capital spending in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, which was also offset by cash from the sale and closure of one of the Company's stores in the Alaska market. Capital spending during the first quarter of fiscal 2008 primarily relates to the new store construction in Bend, Oregon, the merger and renovation of dual stores in the East Hills Mall in Bakersfield, California and upgrades to the Company's information systems. Capital spending during the first quarter of fiscal 2007 primarily related to renovations of the Clovis, California store and upgrades to the Company's point of sale systems.

Net cash provided by financing activities during the first quarter of fiscal 2008 and the first quarter of fiscal 2007 primarily relates to increased borrowing on the Company's revolving credit facility to fund the acquisition of inventory and for capital expenditures, partially offset by ongoing payment of principal on long-term obligations.

Sources of Liquidity

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

As of May 3, 2008, outstanding borrowings under the credit facility totaled $114.5 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $34.3 million. Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum. In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility. The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess availability (as defined in the agreement) is below $20 million. As of May 3, 2008, the Company was in compliance with all restrictive financial covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

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

Trade Credit

The success of the Company's business is partially dependent upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell their products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. The Company has been able to purchase adequate levels of merchandise to support its operations and expects the level of trade credit to be sufficient to support its operations in the foreseeable future. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, could have a material adverse affect on the Company's business, liquidity position, and results of operations.

Other Financings

The Company may consider various other sources of liquidity in the future, including but not limited to the issuance of additional securities that might have a dilutive effect on existing shareholders, or incurring additional indebtedness which would increase the Company's leverage.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures during the first quarter of fiscal 2008 totaling $4.4 million primarily relate to the new store construction in Bend, Oregon, the merger and renovation of dual stores in the East Hills Mall in Bakersfield, California and upgrades to the Company's information systems.

As of May 3, 2008, the Company had issued a total of $1.5 million of standby letters of credit and documentary letters of credit totaling $0.6 million. The standby letters of credit were issued to provide collateral for workers' compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

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

Safe Harbor Statement

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations and the future economic performance of the Company that involve risks and uncertainties. In some instances, such statements may be identified by the use of forward-looking terminology such as "may," "will," "expects," "believes," "intends," "projects," "forecasts," "plans," "estimates," "anticipates," "continues," "targets," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements, including, without limitation, the Company's ability to meet debt obligations and adhere to the restrictions and covenants imposed under its various debt agreements; the timely receipt of merchandise and the Company's ability to obtain adequate trade credit from its key factors and vendors; risks arising from general economic and market conditions (including uncertainties arising from future acts of terrorism or war); the ability to modify operations in order to minimize the adverse impact of rising costs, including but not limited to health care, workers' compensation, property and casualty insurance, unemployment insurance, and utilities costs; the effects of seasonality and weather conditions, changing consumer trends and preferences, competition, consumer credit; the Company's dependence on its key personnel; and general labor conditions, all of which are described in more detail under the caption "Risk Factors" in Part I, Item 1A. in the Company's 2007 Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission. THE COMPANY DOES NOT PRESENTLY INTEND TO UPDATE THESE STATEMENTS AND UNDERTAKES NO DUTY TO ANY PERSON TO EFFECT ANY SUCH UPDATE UNDER ANY CIRCUMSTANCES.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As described more fully in Part II, Item 7A of the Company's 2007 Annual Report on Form 10-K, the Company is exposed to market risks in the normal course of business due to changes in interest rates on short-term borrowings under its revolving line of credit and on certain of its long-term borrowing arrangements. Based on current market conditions, management does not believe there has been a material change in the Company's exposure to interest rate risks as described in that report.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," for purposes of Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of May 3, 2008, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

There has been no change during the Company's fiscal quarter ended May 3, 2008 in the Company's internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Multiple risk factors exist which could have a material effect on the Company's operations, results of operations, profitability, financial position, liquidity and capital resources. These risk factors are more fully presented in the Company's 2007 Annual Report on Form 10-K as filed with the SEC.

There have been no material changes with respect to the risk factors disclosed in our 2007 Annual Report on Form 10-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
10.60	Form of Severance Agreement dated March 25, 2008 by and between Gottschalks Inc. and Daniel T. Warzenski. (3)
31.1	Section 302 Certification of Chairman and Chief Executive Officer. (4) PDF
31.2	Section 302 Certification of Vice President and Chief Financial Officer. (4) PDF
32.1	Certification of Chairman and Chief Executive Officer and Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (4) PDF

(1)   Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-3949).

(2)   Previously filed as an exhibit to the Current Report on Form 8-K on December 7, 2007 (File No. 1-09100).

(3)   Previously filed as an exhibit to the Current Report on Form 8-K dated March 31, 2008 (File No. 1-09100).

(4)   Furnished concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.
(Registrant)
June 11, 2008	By:	/s/ James R. Famalette
James R. Famalette
(Chairman and Chief Executive Officer)
June 11, 2008	By:	/s/ Daniel T. Warzenski
Daniel T. Warzenski
(Vice President and Chief Financial Officer)