Form 10-Q
period 2008-08-02
GOTTSCHALKS INC
filed 2008-09-09
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

      The number of shares of the Registrant's common stock outstanding as of August 29, 2008 was 13,296,115.

Note: PDF provided as a courtesy

GOTTSCHALKS INC.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

	August 2,	February 2,	August 4,
	2008	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$5,040	$4,032	$5,424
Receivables, net	3,894	7,049	3,612
Merchandise inventories	146,135	149,310	163,169
Other	14,348	18,984	20,369
Total current assets	169,417	179,375	192,574

PROPERTY AND EQUIPMENT - NET	138,114	137,931	133,127

OTHER LONG-TERM ASSETS	15,484	14,688	13,192
	$323,015	$331,994	$338,893

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable and
other current liabilities	$69,538	$72,559	$76,336
Current portion of long-term obligations	3,557	1,525	1,514
Total current liabilities	73,095	74,084	77,850

REVOLVING LINE OF CREDIT	106,005	93,899	86,478

LONG-TERM OBLIGATIONS (less current portion)	11,267	12,049	12,817

OTHER LIABILITIES	15,890	21,837	27,188

SUBORDINATED NOTE PAYABLE TO AFFILIATE	14,180	18,180	18,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY	102,578	111,945	116,380
	$323,015	$331,994	$338,893

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$133,695	$144,982	$258,823	$286,770
Net credit revenues	1,975	1,122	3,737	2,229
Net leased department revenues	577	606	1,127	1,255
Total revenues	136,247	146,710	263,687	290,254

Costs and expenses:
Cost of sales	90,890	96,327	174,590	191,532
Selling, general and administrative expenses	46,526	50,413	92,830	99,647
Depreciation and amortization	4,035	3,687	7,985	7,597
Gain on disposal of assets	(44)	-	(58)	(79)
New store opening costs	139	15	213	15
Store closure costs	12	21	12	53
Total costs and expenses	141,558	150,463	275,572	298,765

Operating loss	(5,311)	(3,753)	(11,885)	(8,511)

Other (income) expense:
Interest expense	2,086	2,525	4,144	5,110
Miscellaneous income	(123)	(185)	(179)	(264)
	1,963	2,340	3,965	4,846

Loss before income taxes	(7,274)	(6,093)	(15,850)	(13,357)
Income tax benefit	(2,863)	(1,319)	(6,343)	(3,915)
Net loss	$(4,411)	$(4,774)	$(9,507)	$(9,442)

Net loss per common share -
Basic & diluted	$(0.33)	$(0.35)	$(0.72)	$(0.69)

Weighted average number of common
shares outstanding -
Basic & diluted	13,288	13,682	13,285	13,644

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(9,507)	$(9,442)
Adjustments:
Stock-based compensation	117	257
Excess tax benefits from exercise of stock options	-	(172)
Depreciation and amortization	7,985	7,597
Deferred income taxes	(6,301)	36
Amortization of deferred income and other deferred items	(434)	52
Net gain on disposal of assets	(58)	(79)
Distributions of earnings from investment in limited partnership	238	238
Changes in assets and liabilities:
Receivables	3,155	4,586
Merchandise inventories	3,679	6,234
Other current and long-term assets	4,948	(638)
Trade accounts payable and other current liabilities	(2,942)	(1,722)
Long-term liabilities	(526)	-
Net cash provided by operating activities	354	6,947

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,725)	(7,233)
Proceeds from sale of property and equipment	74	598
Net cash used in investing activities	(8,651)	(6,635)

FINANCING ACTIVITIES:
Net proceeds under revolving line of credit	12,105	2,716
Principal payments on long-term obligations	(2,747)	(1,938)
Proceeds from exercise of stock options and employee
stock purchase plan	25	709
Excess tax benefits from exercise of stock options	-	172
Changes in cash management liability	(78)	(2,598)
Net cash provided by (used in) financing activities	9,305	(939)

INCREASE (DECREASE) IN CASH	1,008	(627)
CASH AT BEGINNING OF PERIOD	4,032	6,051
CASH AT END OF PERIOD	$5,040	$5,424

SUPPLEMENTAL INFORMATION:
Interest paid, net of capitalized interest	$3,952	$4,243
Income taxes paid	$1	$833

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen and Twenty-Six Weeks Ended August 2, 2008 and August 4, 2007

1.    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the second quarter of the fiscal year ending January 31, 2009 ("fiscal 2008"), the Company operated 58 full-line Gottschalks department stores located in 6 Western states, with 38 stores in California, 7 in Washington, 5 in Alaska, 4 in Oregon, 2 in Idaho, and 2 in Nevada. The Company also operates 3 specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, juniors' and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in select locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company has three geographical regions that it considers reporting units and operating segments, as the Company manages operations based on these regions.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended August 2, 2008 are not necessarily indicative of the results that may be expected for fiscal 2008 due to, among other reasons, the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 2, 2008 (the "2007 Annual Report on Form 10-K"). The condensed balance sheet at February 2, 2008 has been derived from the audited financial statements as of that date.

Certain reclassifications were made to the August 4, 2007 amounts to conform with the classifications of such amounts for the August 2, 2008 and February 2, 2008 periods.

2.    STOCK-BASED COMPENSATION

The Company recognized share-based compensation expense related to the unvested portion of previously issued awards of approximately $18,000 and $112,000 in the second quarter and first half of fiscal 2008, respectively, and $93,000 and $247,000 in the second quarter and first half of the fiscal year ended February 2, 2008 ("fiscal 2007"), respectively, as a component of selling, general, and administrative expense. As of August 2, 2008, there is approximately $107,000 of unrecognized compensation cost related to non-vested awards granted under the Company's stock option plans. The majority of that cost is expected to be recognized through the first quarter of fiscal 2009. The Company also recognized share-based compensation expense related to the Employee Stock Purchase Plan ("ESPP") of approximately $2,000 and $5,000 in the second quarter and first half of fiscal 2008, respectively, and $5,000 and $10,000 in the second quarter and first half of fiscal 2007, respectively. The ESPP completed its 10-year term with the offering period ended June 30, 2008 and the plan was not renewed.

Option activity for the twenty-six weeks ended August 2, 2008 is as follows:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual	Aggregate
	Number of	price per	life	intrinsic
	Shares	share	(in years)	value
Outstanding at February 2, 2008	1,026,250	$6.52
Granted	-	-
Exercised	(500)	1.13
Cancelled	(7,500)	10.18
Expired	(16,000)	8.05
Outstanding at August 2, 2008	1,002,250	$6.47	3.94	$47,488
Exercisable at August 2, 2008	925,000	$6.20	3.67	$47,488
Available for future grants at August 2, 2008	1,432,500

3.    CASH AND CASH EQUIVALENTS

Amounts in-transit from banks for customer credit card, debit card and electronic benefit transfer transactions that process in less than seven days are classified as cash in our Condensed Balance Sheets. The banks process the majority of these amounts within one to two business days. There were $3.4 million, $2.0 million, and $3.3 million amounts in-transit from banks included in cash as of August 2, 2008, February 2, 2008, and August 4, 2007, respectively.

4.    MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, to the extent not in excess of net realizable value. The Company includes in inventory the capitalization of certain corporate level indirect costs related to the purchasing, handling and storage of merchandise. The calculated LIFO inventory value is higher than current cost under the first-in, first-out (FIFO) method, due to deflation in historical inventory costs. However, a valuation reserve has been established to reduce the inventory at LIFO to net realizable value, which approximates FIFO cost. A valuation of inventory under the LIFO method is presently made only at the end of each year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2008 operating results.

5.    TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

	August 2,	February 2,	August 4,
(In thousands of dollars)	2008	2008	2007
Trade accounts payable	$17,997	$14,426	$26,325
Accrued liabilities	13,081	12,808	12,609
Gift and merchandise cards	7,396	9,372	7,603
Workers' compensation insurance reserves	6,084	6,175	7,532
Taxes other than income taxes	7,895	11,232	8,080
Accrued payroll and related liabilities	7,543	8,926	9,147
Cash management liability	6,446	6,524	2,492
Deferred income taxes payable	3,096	3,096	2,548
	$69,538	$72,559	$76,336

Certain amounts in trade accounts payable are factored. That is, amounts are payable to companies who purchase the accounts receivables of certain vendors. As a result, there may be a concentration of the trade accounts payable balance that is owed to one or more large factoring companies.

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

As of August 2, 2008, outstanding borrowings under the credit facility totaled $106.0 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $25.6 million. Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum. In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility. The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's "Availability" (as defined in the agreement) is below $20 million. As of August 2, 2008, the fixed charge coverage ratio requirement was not applicable. As of August 2, 2008, the Company was in compliance with all covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

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

Interest charged on amounts borrowed under the revolving portion of the credit facility were at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan was a fixed rate of 6.6% per annum. In addition, the Company paid an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The credit facility, as amended, contained restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the prior agreement) if the Company's "Availability" (as defined in the agreement) was below $15 million.

Long-Term Obligations

The Company's long-term debt and capital lease obligations consist of the following:

	August 2,	February 2,	August 4,
(In thousands of dollars)	2008	2008	2007
Capital lease obligations	$8,106	$8,224	$8,355
7.5% note payable, due 2010	1,323	1,710	2,083
Other mortgage loans and notes payable	3,395	3,640	3,893
	12,824	13,574	14,331
Less current portion	1,557	1,525	1,514
	$11,267	$12,049	$12,817

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of August 2, 2008.

Subordinated Note Payable to Affiliate

El Corte Ingles ("ECI") of Spain, and The Harris Company ("Harris"), a wholly owned subsidiary of ECI, became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris. The Company issued a Non-Negotiable, Subordinated Note (the "Subordinated Note") to Harris, in the principal amount of $22,179,000, as partial consideration for the Harris acquisition. The Subordinated Note, as negotiated on December 7, 2004, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of $8 million prior to its maturity on May 30, 2009. The Company made principal payments on the note of $1 million upon execution of the note, in February 2005, 2006 and 2007, and $2 million in February 2008, as scheduled. An additional principal payment of $2 million is scheduled for February 2009 and is reported in the Condensed Balance Sheets in Current Portion of Long-term Obligations at August 2, 2008.

On July 25, 2008, the Company entered into an Allonge (the "Allonge") to the Subordinated Note that amended the Subordinated Note to add a required principal payment of $2 million due February 20, 2010 and extend the Subordinated Note's maturity date payment to May 30, 2010. The Allonge also amended the Subordinated Note to provide that within thirty days of the issuance of any preferred stock by the Company, Harris, at its sole discretion, may declare the principal amount, together with the accrued interest amount, due and payable within ten days. The August 20, 2008 due date of the semi-annual interest payment of $647,000 has also been extended to October 20, 2008.

The Subordinated Note is due at maturity subject to liquidity restrictions under the revolving credit facility. The Subordinated Note also contains restrictions on new debt obligations that exceed $350,000, excluding indebtedness permitted under the credit facility, as well as trade credit and lease agreements.

On July 18, 2008, the Company entered into an Amended and Restated Stockholders' Agreement (the "Stockholders' Agreement") with ECI, Joseph Levy and Bret Levy. The Stockholders' Agreement amends and restates an earlier agreement that was entered into on August 20, 1998 (and subsequently amended thereafter), in connection with the Harris acquisition. Joseph Levy currently serves as Chairman emeritus of the Company and Bret Levy is his son. Under the terms of the Stockholders' Agreement, ECI is no longer required to vote its shares of common stock of the Company in favor of any transaction that would result in a change of control of the Company and which has been recommended by the Company's Board of Directors and submitted to a vote of the Company's stockholders. The Stockholder's Agreement also provides that any shares of the Company's common stock that are acquired by ECI after July 18, 2008 and which are in excess of the number of shares of the Company's common stock that are held by ECI as of July 18, 2008 shall not be governed under the Stockholders' Agreement. The 2,095,900 shares of Company common stock that are currently held by ECI will remain subject to the Stockholders' Agreement.

7.    FAIR VALUE MEASUREMENTS

The Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS 157"), effective February 3, 2008, which did not have a material impact on the Company's financial position, results of operations and cash flows. In February 2008, FASB Staff Position 157-2, "Effective Date of Statement 157," ("FSP 157-2") deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis:
Fair Value Measurements at Reporting Date Using
Active Markets for
		Identical	Significant Other	Significant
(In thousands of dollars)		Liabilities	Observable Inputs	Unobservable Inputs
Liabilities:	Total	(Level 1)	(Level 2)	(Level 3)

Derivative - interest rate swap	$275	$-	$275	$-

Interest Rate Swap Agreement

The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable-rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of August 2, 2008 and the range of interest rates paid and received by the Company during the first half of fiscal 2008:

Fixed swap (notional amount)	$25,000,000
Range of receive rate	2.78% - 5.06%
Pay rate	4.99%

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes all derivatives on the balance sheet at fair value. Although the swap essentially provides for matched terms to its underlying obligation, and effectively mitigates its variability, it currently does not qualify for hedge accounting under SFAS 133 and therefore, the changes in fair value of the swap are recorded in the Statement of Operations.

On a quarterly basis, the Company uses the income approach to measure the fair value of the interest rate swap by assessing the swap's net present value of future cash flows expected to be yielded over the remainder of the swap agreement based on the forward LIBOR curve for 3-month LIBOR contracts, as derived from the Eurodollar futures market.

The $25 million interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense. The fair value of the interest rate swap agreement at August 2, 2008 was estimated to be a liability of $275,000, which is recorded in Other Current Liabilities. The fair value of the interest rate swap agreement at August 4, 2007 was estimated to be an asset of $10,000, which is recorded in Other Long-term Assets. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for the second quarter and first half of fiscal 2008 includes a favorable fair value adjustment of $152,000 and $251,000, respectively, related to the interest rate swap. The second quarter of fiscal 2007 includes a favorable fair value adjustment of $26,000, while the first half of fiscal 2007 includes a net unfavorable fair value adjustment of $88,000.

8.    INCOME TAXES

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48"). This interpretation, which the Company adopted on February 4, 2007, clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a "more likely than not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 resulted in an immaterial change in retained earnings, after the application of a valuation allowance.

The Company has an unrecognized tax benefit of approximately $1.2 million, exclusive of interest, reported in the Condensed Balance Sheets in Other Liabilities at August 2, 2008. At February 2, 2008 and August 4, 2007, the unrecognized tax benefit was approximately $1.2 million and $2.2 million, exclusive of interest, respectively. Of this amount, the amount that would impact the Company's effective tax rate, if recognized, is $0.1 million at August 2, 2008 and February 2, 2008, and $0.2 million at August 4, 2007. The Company estimates that its unrecognized tax benefit will decrease approximately $0.4 million within the next twelve months as federal and state statutes expire.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Total accrued interest included in the FIN 48 liability was $0.2 million at August 2, 2008 and February 2, 2008 and $0.3 million at August 4, 2007. No penalties were accrued at August 2, 2008, February 2, 2008, or August 4, 2007.

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

9.    SHARE REPURCHASE PROGRAM

The Company's Board of Directors announced its share repurchase program in September 2007, which allows for the repurchase of up to 2 million shares over 12 months subject to certain pricing conditions. During fiscal 2007, the Company repurchased 417,800 shares for $1,487,000, at an average cost of $3.56 per share including commissions. Such shares are reflected as treasury stock in the Stockholder's Equity section of the Condensed Balance Sheets. Purchases may be made at management's discretion in the open market and in privately negotiated transactions as market and business conditions warrant. There were no share repurchases in the first half of fiscal 2008.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Basic calculation	13,287,548	13,681,610	13,285,085	13,643,651
Effect of dilutive shares - options	-	-	-	-
Diluted calculation	13,287,548	13,681,610	13,285,085	13,643,651

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Antidilutive shares - options	1,011,890	1,036,821	1,018,375	1,077,656

Certain of the antidilutive shares noted above were excluded from the computation of dilutive shares solely due to the Company's net loss position in the thirteen weeks ended August 2, 2008 and August 4, 2007. The following table shows the approximate effect of dilutive shares had the Company reported a profit for these periods:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Effect of dilutive shares - options	30,391	375,295	31,818	404,177

11.    COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are expected not to have a material adverse effect on the Company's financial position or results of its operations.

In the fourth quarter of fiscal 2007, the Company signed a ground lease for a new store in Bend, Oregon. Construction is in progress on the 55,000 square foot store and the Company anticipates the final cost to be $6.8 million, including fixtures. The Company will own the building and anticipates that it will open late in the third quarter of fiscal 2008.

As of August 2, 2008, the Company had issued a total of $1.2 million of standby letters of credit and documentary letters of credit totaling $1.3 million. The standby letters of credit were primarily issued to provide collateral for workers' compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

12. SUBSEQUENT EVENT

On September 5, 2008, the Company sold its owned store in the Antelope Valley Mall in Palmdale, California for $12 million. The Company will continue to operate in the store for the next six months under a lease agreement with the new owners. The Company leases a second store in the same mall and will consolidate the two stores into one location in the first quarter of fiscal 2009.

13.    RECENT ACCOUNTING PRONOUNCEMENTS

On February 3, 2008, the Company adopted FASB Statement No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; instead, it applies to other accounting pronouncements that require or permit fair value measurements. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company's financial position, results of operations and cash flows. See Note 7 for further discussion of the Company's adoption of SFAS 157.

In February 2008, the FASB issued Staff Position 157-2, "Effective Date of SFAS No. 157," ("FSP 157-2"). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 defers the effective date for items within its scope to fiscal years beginning after November 15, 2008. The Company has adopted the deferral of SFAS 157 with respect to its nonfinancial assets and nonfinancial liabilities that fall within the scope of FSP 157-2.

On February 3, 2008, the Company adopted FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to reduce fluctuation in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS 159 did not have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations," ("SFAS 141(R)"). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. SFAS 141(R) is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of SFAS 141(R) on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," ("SFAS 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on February 1, 2009. The Company is currently evaluating the impact, if any, of SFAS 161 on its financial position, results of operations and cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and twenty-six week periods ended August 2, 2008 (hereinafter referred to as the "second quarter" and "first half" of fiscal 2008), is not necessarily indicative of performance for the remainder of fiscal 2008.

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

Overview

Gottschalks Inc. is a regional department and specialty store chain in its 104th year of operation. The Company operates 58 department stores and 3 specialty stores as of the end of the second quarter of fiscal 2008, as compared to 59 department stores and 4 specialty stores as of the end of the second quarter of fiscal 2007.

During the first half of fiscal 2008, the Company closed one underperforming store in Moreno Valley, California at the end of its lease term. The Company continues to operate in this market area and does not believe the closure will significantly impact its revenues. On August 17, 2008, the Company closed one of its two stores in the East Hills Mall in Bakersfield, California, at the end of its lease term. The Company remodeled the remaining store in the mall and incorporated the departments of the closed store. The consolidation of these stores will improve operating efficiencies at this location.

On September 5, 2008, the Company sold its owned store in the Antelope Valley Mall in Palmdale, California for $12 million. As part of the sales agreement, the Company will continue to operate in the store for the next six months under a lease agreement with the new owners. The Company leases a second store in the same mall and will consolidate the two stores into one location in the first quarter of fiscal 2009. Following the completion of the Palmdale consolidation, the Company will no longer operate two stores in the same shopping center in any of its markets.

The Company will use the proceeds from the Palmdale sale to pay down debt and increase availability in the revolving credit facility.

On July 25, 2008, the Company entered into an Allonge to the Subordinated Note that amended the Subordinated Note to add a required principal payment of $2 million due February 20, 2010 and extend the Subordinated Note's maturity date payment for one year to May 30, 2010. The Allonge also amended the Subordinated Note to provide that within thirty days of the issuance of any preferred stock by the Company, Harris, at its sole discretion, may declare the principal amount, together with the accrued interest amount, due and payable within ten days. The August 20, 2008 due date of the semi-annual interest payment of $647,000 has also been extended to October 20, 2008.

The Company will open a newly constructed store in Bend, Oregon at the end of the third quarter of fiscal 2008. The 55,000 square foot store will be formatted under the Company's successful "lifestyle center" model. The Company plans to spend $6.8 million to construct the store, including fixtures. This store opening is part of the Company's Value Improvement Program announced in fiscal 2007.

The current retail and economic environment continues to be difficult. General consumer spending levels, including employment levels and other economic conditions, greatly impact the retail industry. Eighty percent of the Company's revenues are concentrated in California markets that are heavily affected by the current mortgage credit crisis. These markets continue to endure abnormally high mortgage foreclosure rates, which has a significant adverse effect on consumer spending.

In the first half of fiscal 2008 and fiscal 2007, the Company incurred significant operating losses. Historically, the Company's liquidity needs have been met by a combination of cash provided by operations, available borrowings under the Company's senior revolving credit facility, and by short-term trade and factor credit. As of August 2, 2008, the Company had $25.6 million available for future borrowings under the credit facility. Management currently believes that the existing revolving credit facility will be adequate to meet the planned cash requirements for the next twelve months. However, traditional sources of liquidity may be stressed as a result of the current difficulty in the retail and credit market environment. Certain of the Company's trade creditors could seek enhanced credit terms or protections. Changes in trade credit terms could cause the Company to face a need to raise additional capital from the sale of equity or debt securities.

Management is also pursuing other sources of liquidity through sales of its owned real estate and other alternatives and is confident in the Company's ability to secure additional funding, if needed. However, additional funding may not be available at terms acceptable to the Company.

Gottschalks continues to focus on ways to increase sales in this difficult macro environment. Management remains encouraged by the consistent increase in proprietary credit card sales penetration and the increase in credit card revenue over last year. In addition, management continues to prudently manage business areas within its control, including inventory levels, which are down 9.7% over last year, and selling, general and administrative expenses, which are down $6.8 million for the year-to-date period compared to last year.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Net credit revenues	1.5	0.8	1.5	0.8
Net leased department revenues	0.4	0.4	0.4	0.4
Total revenues	101.9	101.2	101.9	101.2

Costs and expenses:
Cost of sales	68.0	66.4	67.4	66.8
Selling, general and administrative expenses	34.8	34.8	35.9	34.7
Depreciation and amortization	3.0	2.6	3.1	2.7
Gain on disposal of assets	-	-	-	-
New store opening costs	0.1	-	0.1	-
Total costs and expenses	105.9	103.8	106.5	104.2

Operating loss	(4.0)	(2.6)	(4.6)	(3.0)

Other (income) expense:
Interest expense	1.5	1.7	1.6	1.8
Miscellaneous income	(0.1)	(0.1)	(0.1)	(0.1)
	1.4	1.6	1.5	1.7

Loss before income taxes	(5.4)	(4.2)	(6.1)	(4.7)
Income tax benefit	(2.1)	(0.9)	(2.4)	(1.4)

Net loss	(3.3)%	(3.3)%	(3.7)%	(3.3)%

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Net Sales

Net sales from operations decreased by approximately $11.3 million to $133.7 million in the second quarter of fiscal 2008 as compared to $145.0 million in the second quarter of fiscal 2007, a decrease of 7.8%. Comparable store sales for the second quarter of fiscal 2008, which includes sales for stores open for the full period in both years, decreased by 7.3% as compared to the second quarter of fiscal 2007. The second quarter of fiscal 2008 sales decrease is primarily attributable to the weak economic environment driven by the mortgage crisis and the rising costs of gasoline and food, with the greatest impact in the Company's California locations, which produce 80% of sales volume.

The best performing merchandise categories of the second quarter of fiscal 2008, as compared to the comparable thirteen week quarter of fiscal 2007, were women's better causal sportswear which grew by 13.7%, young men's which grew by 6.2%, handbags and small leather goods, which was up 4.3%, and small electrics, which was up 3.4%. Merchandise categories with weak performances were traditional women's sportswear, which was down 18.2%, the Liz Claiborne business, down 19.3%, and bedding and sheets, down 30.5%.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased approximately $0.9 million in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. As a percent of net sales, net credit revenues was 1.5% in the second quarter of fiscal 2008 and 0.8% in the second quarter of fiscal 2007. This increase is attributable to the new Credit Card Program Agreement with HSBC, which was effective February 3, 2007, which provides for an increase in the percentage of net sales revenue in the second through sixth years of the agreement. Credit revenue is 250 basis points of net credit sales in fiscal 2008 compared to 136 basis points of net credit sales in fiscal 2007.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the second quarter of fiscal 2008 was flat at $0.6 million compared to the second quarter of fiscal 2007.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the second quarter of fiscal 2008 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $4.1 million in the second quarter of fiscal 2008 and $4.4 million in the second quarter of fiscal 2007.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $5.4 million to $90.9 million in the second quarter of fiscal 2008 as compared to $96.3 million in the second quarter of fiscal 2007, a decrease of 5.6%. The decrease is primarily attributable to the reduction in sales volume. The Company's gross margin percentage was 32.0% in the second quarter of fiscal 2008 and 33.6% in the second quarter of fiscal 2007. The gross margin rate was 160 basis points lower than the second quarter of fiscal 2007 primarily attributable to higher net markdowns owing to the current difficult economic environment and the inventory liquidation process related to the closure of the Moreno Valley, California store and the consolidation of our dual East Hills Mall stores in Bakersfield, California into one store.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $3.9 million to $46.5 million in the second quarter of fiscal 2008 as compared to $50.4 million in the second quarter of fiscal 2007, a decrease of 7.7%. The decrease is primarily attributable to expense reduction initiatives the Company has implemented to offset the sales and gross margin decline in the weak economy. Payroll expense is approximately $1.4 million lower than the comparable period in fiscal 2007 owing to staffing adjustments in accordance with lower sales volume. Associate fringe benefits have decreased by approximately $1.3 million primarily due to the reduced payroll base, lower unemployment tax rates compared to last year, and a favorable adjustment to the vacation pay reserve. The Company has also achieved reductions in advertising expense by focusing on more productive spending. Supply amounts have been closely monitored and are down 23.5%, an electricity reduction campaign has led to a 10.0% decrease, and professional fees are down 37.5% due to the fees in the second quarter of fiscal 2007 related to the strategic review process. Also, debit card pin pads were implemented in all stores in the second quarter of fiscal 2008, which has decreased bank card fees compared to last year.

As a percent of net sales, selling, general and administrative expenses were flat at 34.8% in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.

At the beginning of the second quarter of fiscal 2008, the Company completed a reduction in force at its corporate headquarters, which will generate approximately $1.0 million in annual cost savings.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of intangible assets other than goodwill, was $4.0 million in the second quarter of fiscal 2008 and $3.7 million in the second quarter of fiscal 2007. The change from last year is the result of fiscal 2007 capital additions related to the Company's new store in Elk Grove,

California and major remodel projects at certain existing stores, offset by fully depreciated assets. As a percent of net sales, depreciation and amortization expense increased to 3.0% in the second quarter of fiscal 2008, as compared to 2.6% in the second quarter of fiscal 2007.

The Company reviews goodwill for impairment on an annual basis. However, due to the impact of market volatility on the Company's market capitalization as compared to its GAAP basis equity, the Company is analyzing the value of goodwill related to its acquisitions prior to fiscal year end to determine whether the value of goodwill has been impaired. There are many assumptions and estimates underlying the determination of impairment. Future events could cause management to conclude that the Company's goodwill is impaired, which would result in an impairment loss. Any potential impairment loss will be a non-cash charge and the Company does not believe any such loss would have a material adverse impact on financial condition.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized $139,000 of costs in the second quarter of fiscal 2008 related to a new store in Bend, Oregon, which is scheduled to open late in the third quarter of fiscal 2008. The Company recognized $15,000 of costs in the second quarter of fiscal 2007 in connection with a new store in Elk Grove, California, which opened on November 7, 2007.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.4 million to $2.1 million in the second quarter of fiscal 2008 as compared to $2.5 million in the second quarter of fiscal 2007, a decrease of 17.4%. As a percent of net sales, interest expense decreased to 1.5% in the second quarter of fiscal 2008 as compared to 1.7% in the second quarter of fiscal 2007. These decreases are primarily due to continued decreases in interest rates charged on the Company's variable rate debt and a favorable fair value adjustment of $152,000 on the Company's $25 million notional amount interest rate swap, compared to a favorable fair value adjustment of $26,000 in the second quarter of fiscal 2007. The weighted average interest rate applicable to the revolving credit facility was 4.5% in the second quarter of fiscal 2008 (4.4% at August 2, 2008), as compared to 7.1% in the second quarter of fiscal 2007.

Income Taxes

The Company's interim effective tax rates of 39.4% in the second quarter of fiscal 2008 and 21.6% in the second quarter of fiscal 2007 relate to the net loss reported in those periods. The final effective tax rate was 39.1% for fiscal 2007. The increase in the interim effective tax rate in the second quarter of fiscal 2008, compared to the second quarter of fiscal 2007, is primarily due to the impact of certain federal tax credits in fiscal 2007.

The Company did not adjust its valuation allowance against anticipated future utilization of certain state tax credits in the second quarter of fiscal 2008. The Company estimates its utilization of these credits based on projected 10-year operating results. The Company will determine the need for an adjustment to its valuation allowance against these credits after its fiscal 2009 and long-term planning process, which will take place in late fiscal 2008.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $4.4 million in the second quarter of fiscal 2008, as compared to a net loss of $4.8 million in the second quarter of fiscal 2007. On a per share basis, the net loss was $0.33 per share (basic and diluted) in the second quarter of fiscal 2008 as compared to a net loss of $0.35 per share (basic and diluted) in the second quarter of fiscal 2007.

First Half of Fiscal 2008 Compared to First Half of Fiscal 2007

Net Sales

Net sales decreased by approximately $27.9 million to $258.8 million in the first half of fiscal 2008 as compared to $286.7 million in the first half of fiscal 2007, a decrease of 9.7%. The best performing merchandise categories in the first half were better casual sportswear, which grew by 7.8%, women's activewear, which was up by 8.9% and young men's, up by 1.6%. Merchandise categories with weak performances were traditional sportswear, down 19.0%, sheets and bedding, down 30.4%, and junior denim, which decreased by 23.9%. Comparable store sales for the first half of fiscal 2008, which includes sales for stores open for the full period in both years, were down 8.9% as compared to the first half of fiscal 2007.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased by $1.5 million or 67.7% for the first half of fiscal 2008 as compared to the first half of fiscal 2007. As a percent of net sales, net credit revenues were 1.5% in the first half of fiscal 2008 and 0.8% in the first half of fiscal 2007. This increase is attributable to the new Credit Card Program Agreement with HSBC, effective February 4, 2008, which provides for an enhanced percentage to be paid to the Company based on net sales.

Net Leased Department Revenues

Leased department sales are presented net of the related costs for financial reporting purposes. Net leased department revenues generated by the Company's various leased departments decreased by $0.1 million to $1.1 million in the first half of fiscal 2008 as compared to the first half of fiscal 2007.

Sales generated in the Company's leased departments in the first half of fiscal 2008 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $8.1 million in the first half of fiscal 2008 and $9.0 million in the first half of fiscal 2007.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling, storage and distribution of merchandise, decreased by approximately $16.9 million to $174.6 million in the first half of fiscal 2008 as compared to $191.5 million in the first half of fiscal 2007, a decrease of 8.8%. The Company's gross margin percentage decreased to 32.5% in the first half of fiscal 2008 as compared to 33.2% in the first half of fiscal 2007. The decrease is a result of a higher net markdowns rate in the first half of fiscal 2008 compared to the first half of fiscal 2007 attributable to the difficult economic environment, the inventory liquidation process related to the closure of the Moreno Valley, California store and the consolidation of our dual East Hills Mall stores in Bakersfield, California into one store.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $6.8 million to $92.8 million in the first half of fiscal 2008 as compared to $99.6 million in the first half of fiscal 2007, a decrease of 6.8%. The decrease is primarily attributable to expense reduction initiatives the Company has implemented to offset the sales and gross margin decline in the weak economy. Payroll expense is approximately $3.1 million lower to the comparable period last year due to staffing reductions. Associate fringe benefits decreased by approximately $2.5 million due to a favorable variance of $0.9 million to the Company's workers' compensation loss development reserve. Additionally, there were decreases in state unemployment tax rates and various benefit plans as well as a reduction in the payroll expense base. As a percent of net sales, selling, general and administrative expenses in the first half of fiscal 2008 increased to 35.9% as compared to 34.7% in the first half of fiscal 2007, reflecting the decline in sales volume.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $8.0 million in the first half of fiscal 2008 as compared to $7.6 million in the first half of fiscal 2007. As a percent of net sales, depreciation and amortization expense increased to 3.1% in the first half of fiscal 2008 as compared to 2.7% in the first half of fiscal 2007. The dollar increase is a result of the depreciation of capital additions related to the Company's Elk Grove, California store opened in the fourth quarter of fiscal 2007 and major remodel projects at certain existing stores during the second half of fiscal 2007. The Company also made substantial upgrades to its point of sale systems which were placed in service at various dates during fiscal 2007 and first half of fiscal 2008.

The Company reviews goodwill for impairment on an annual basis. However, due to the impact of market volatility on the Company's market capitalization as compared to its GAAP basis equity, the Company is analyzing the value of goodwill related to its acquisitions prior to fiscal year end to determine whether the value of goodwill has been impaired. There are many assumptions and estimates underlying the determination of impairment. Future events could cause management to conclude that the Company's goodwill is impaired, which would result in an impairment loss. Any potential impairment loss will be a non-cash charge and the Company does not believe any such loss would have a material adverse impact on financial condition.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized $213,000 of costs in the first half of fiscal 2008 in connection with a new store in Bend, Oregon, which is scheduled to open late in the third quarter of fiscal 2008. The Company recognized new store opening costs totaling $15,000 in connection with the opening of a new store in Elk Grove, California in the first half of fiscal 2007. The store opened November 7, 2007.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $1.0 million to $4.1 million in the first half of fiscal 2008 as compared to $5.1 million in the first half of fiscal 2007, a decrease of 18.9%. As a percent of net sales, interest expense decreased to 1.6% in the first half of fiscal 2008 as compared to 1.8% in the first half of fiscal 2007. These decreases are primarily due to continued decreases in interest rates charged on the Company's variable rate debt and a favorable fair value adjustment of $0.3 million on the Company's $25 million notional amount interest rate swap, compared to a $0.1 million favorable fair value adjustment in the first half of fiscal 2007. The weighted average interest rate applicable to the revolving credit facility was 4.5% in the first half of fiscal 2008 (4.4% at August 2, 2008) as compared to 7.2% in the first half of fiscal 2007.

Income Taxes

The Company's interim effective tax rates of 40.0% in the first half of fiscal 2008 and 29.3% in the first half of fiscal 2007 relate to the net losses incurred in those periods and represent the Company's best estimates of the annual effective tax rates for those fiscal periods. The final effective tax rate for fiscal 2007 was 39.1%. The increase in the interim effective tax rate in the first half of fiscal 2008 is primarily due to the impact of certain federal tax credits in fiscal 2007.

The Company did not adjust its valuation allowance against anticipated future utilization of certain state tax credits in the first half of fiscal 2008. The Company estimates its utilization of these credits based on projected 10-year operating results. The Company will determine the need for an adjustment to its valuation allowance against these credits after its fiscal 2009 and long-term planning process, which will take place in late fiscal 2008.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $9.5 million in the first half of fiscal 2008 as compared to a net loss of $9.4 million in the first half of fiscal 2007. On a per share basis (basic and diluted), the net loss was $0.72 per share in the first half of fiscal 2008 as compared to $0.69 per share in the first half of fiscal 2007.

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

The Company's cash provided by operations during the first half of fiscal 2008 is primarily the result of decreased inventory, a decrease in receivables after a build-up from the holiday season at the beginning of the year, and receipt of approximately $1.5 million in federal income tax refunds, offset by a large net loss. Cash provided by operations during the first half of fiscal 2007 is primarily due to a decrease of inventory and collection of receivables.

Net cash used in investing activities is the result of capital spending in the first half of fiscal 2008 primarily related to the new store construction in Bend, Oregon, the merger and renovation of dual stores in the East Hills Mall in Bakersfield, California and upgrades to the Company's point of sale systems. Capital spending during the first half of fiscal 2007 primarily related to renovations of the Clovis, California store, the Hanford, California store, and upgrades to the Company's point of sale systems.

Net cash provided by financing activities during the first half of fiscal 2008 primarily relates to increased borrowing on the Company's revolving credit facility to fund the acquisition of inventory and for capital expenditures, partially offset by ongoing payment of principal on long-term obligations. Net cash used by financing activities during the first half of fiscal 2007 primarily related to fewer outstanding bank checks at the end of the period and ongoing payment of principal on long-term obligations, offset by increased borrowing on the Company's revolving credit facility.

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

As of August 2, 2008, outstanding borrowings under the credit facility totaled $106.0 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $25.6 million. Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum. In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility. The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5%, or LIBOR plus 2.5%.

The credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess availability (as defined in the agreement) is below $20 million. As of August 2, 2008, the fixed charge coverage ratio requirement was not applicable. As of August 2, 2008, the Company was in compliance with all covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

Interest Rate Derivative

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

Subordinated Note Payable to Affiliate

On July 25, 2008, the Company entered into an Allonge to the Subordinated Note that amended the Subordinated Note to add a required principal payment of $2 million due February 20, 2010 and extend the Subordinated Note's maturity date for one year due May 30, 2010. The August 20, 2008 due date of the semi-annual interest payment on the Subordinated Note of $647,000 has also been extended to October 20, 2008.

The Subordinated Note is due at maturity subject to liquidity restrictions under the revolving credit facility. The Subordinated Note also contains restrictions on new debt obligations that exceed $350,000, excluding indebtedness permitted under the credit facility, as well as trade credit and lease agreements.

On July 18, 2008, the Company entered into an Amended and Restated Stockholders' Agreement (the "Stockholders' Agreement") with ECI, Joseph Levy and Bret Levy. The Stockholders' Agreement amends and restates an earlier agreement that was entered into on August 20, 1998, (and subsequently amended thereafter), in connection with the Harris acquisition. Joseph Levy currently serves as Chairman emeritus of the Company and Bret Levy is his son. Under the terms of the Stockholders' Agreement, ECI is no longer required to vote its shares of common stock of the Company in favor of any transaction that would result in a change of control of the Company and which has been recommended by the Company's Board of Directors and submitted to a vote of the Company's stockholders. The Stockholder's Agreement also provides that any shares of the Company's common stock that are acquired by ECI after July 18, 2008 and which are in excess of the number of shares of the Company's common stock that are held by ECI as of July 18, 2008 shall not be governed under the Stockholders' Agreement. The 2,095,900 shares of Company common stock that are currently held by ECI will remain subject to the Stockholders' Agreement.

Trade Credit

The success of the Company's business is partially dependent upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell their products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. The Company has been able to purchase adequate levels of merchandise to support its operations and expects the level of trade credit to be sufficient to support its operations in the foreseeable future. However, given the current retail and credit market environment, certain of the Company's trade creditors may seek enhanced credit protections. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, could have a material adverse affect on the Company's business, liquidity position, and results of operations.

Other Financings

The Company may consider various other sources of liquidity, including but not limited to the issuance of additional equity or debt securities that might have a dilutive effect on existing shareholders, or incurring additional indebtedness which would increase the Company's leverage. However, additional funding may not be available at terms acceptable to the Company.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures during the first half of fiscal 2008 totaling $8.7 million primarily relate to the new store construction in Bend, Oregon, the merger and renovation of dual stores in the East Hills Mall in Bakersfield, California and upgrades to the Company's point of sale systems.

As of August 2, 2008, the Company had issued a total of $1.2 million of standby letters of credit and documentary letters of credit totaling $1.3 million. The standby letters of credit were primarily issued to provide collateral for workers' compensation insurance policies. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

Subject to the previously described risks and uncertainties relative to the Company's sources of liquidity, management currently believes that the described sources of liquidity, including cash generated by operations, liquidity provided by the revolving credit facility and other financial resources, will be adequate to meet the Company's planned cash requirements for at least the next 12 months. However, the Company's actual results may differ from the expectations set forth in the preceding sentence. The Company's liquidity and capital resources may be affected by a number of factors and risks (many of which are beyond the control of the Company), including but not limited to the availability of adequate borrowing capacity, adequate cash flows generated by operations and the adequacy of factor and trade credit. In addition, traditional sources of liquidity may be stressed as a result of the difficult retail and credit market environment. For example, certain of the Company's trade creditors could seek enhanced credit terms or protections. Changes in trade credit terms could cause the Company to face a need to raise additional capital from the sale of equity or debt securities. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if these sources of liquidity are significantly reduced or eliminated, the Company's liquidity position, financial condition and results of operations will be materially adversely affected.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," for purposes of Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of August 2, 2008, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

There has been no change during the Company's fiscal quarter ended August 2, 2008 in the Company's internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 2008, the Company held its 2008 Annual Meeting of Stockholders at which the following matter was submitted to a vote of the Company's shareholders:

1. The stockholders voted for eleven nominees for director, each for a one-year term. Each of the eleven nominees was elected. The results of the vote are as follows:

NOMINEE FOR DIRECTOR	VOTES FOR	VOTES WITHHELD
Joe Levy	11,913,758	582,127
James R. Famalette	12,091,026	404,859
Joseph J. Penbera	11,902,586	593,299
Sharon Levy	11,324,189	1,171,696
O. James Woodward III	11,920,406	575,479
Frederick R. Ruiz	12,115,168	380,717
James L. Czech	12,112,946	382,939
Thomas H. McPeters	11,332,426	1,163,459
Jorge Pont Sánchez	11,280,294	1,215,591
Philip S. Schlein	12,110,920	384,965
Dale D. Achabal	12,113,646	382,239

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company, as amended. (1)
3.2	Bylaws of the Company, as amended. (2)
10.61	Allonge dated July 25, 2008 to Non-Negotiable Subordinated Note due May 30, 2009. (3)
10.62	Consent and Amendment Number 1 to the Second Amended and Restated Credit Agreement dated July 24, 2008. (3)
10.63	Amended and Restated Stockholders' Agreement by and among El Corte Ingles, S.A., Gottschalks Inc., Joseph Levy and Bret Levy dated July 18, 2008. (3)
31.1	Section 302 Certification of Chairman and Chief Executive Officer. (4) PDF
31.2	Section 302 Certification of Vice President and Chief Financial Officer. (4) PDF
32.1	Certification of Chairman and Chief Executive Officer and Vice President and Chief Financial Officer Pursuant to 18 U.S.C. §1350, As Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002. (4) PDF

(1)   Previously filed as an exhibit to Registration Statement on Form S-1 (File No. 33-3949).

(2)   Previously filed as an exhibit to the Current Report on Form 8-K on December 7, 2007 (File No. 1-09100).

(3)   Previously filed as an exhibit to the Current Report on Form 8-K dated August 4, 2008 (File No. 1-09100).

(4)   Furnished concurrently herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gottschalks Inc.
(Registrant)
September 9, 2008	By:	/s/ James R. Famalette
James R. Famalette
(Chairman and Chief Executive Officer)
September 9, 2008	By:	/s/ Daniel T. Warzenski
Daniel T. Warzenski
(Vice President and Chief Financial Officer)