Form 10-Q
period 2008-11-01
GOTTSCHALKS INC
filed 2008-12-11
CIK 790414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

      The number of shares of the Registrant's common stock outstanding as of November 28, 2008 was 13,296,115.

Note: PDF provided as a courtesy

GOTTSCHALKS INC.
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GOTTSCHALKS INC.
CONDENSED BALANCE SHEETS (UNAUDITED - Note 1)
(In thousands of dollars)

	November 1,	February 2,	November 3,
	2008	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$4,651	$4,032	$6,336
Receivables, net	4,510	7,049	2,150
Merchandise inventories	199,748	149,310	207,022
Other	16,590	18,984	22,561
Total current assets	225,499	179,375	238,069

PROPERTY AND EQUIPMENT - NET	131,828	137,931	138,221

OTHER LONG-TERM ASSETS	7,455	14,688	14,832
	$364,782	$331,994	$391,122

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable and
other current liabilities	$89,624	$72,559	$103,233
Current portion of long-term obligations	3,575	1,525	1,496
Total current liabilities	93,199	74,084	104,729

REVOLVING LINE OF CREDIT	141,273	93,899	117,310

LONG-TERM OBLIGATIONS (less current portion)	10,872	12,049	12,433

OTHER LIABILITIES	12,811	21,837	26,533

SUBORDINATED NOTE PAYABLE TO AFFILIATE	14,180	18,180	18,180

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY	92,447	111,945	111,937
	$364,782	$331,994	$391,122

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED - Note 1)
(In thousands of dollars, except per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$119,147	$137,352	$377,970	$424,122
Net credit revenues	1,784	1,178	5,521	3,406
Net leased department revenues	487	535	1,614	1,790
Total revenues	121,418	139,065	385,105	429,318

Costs and expenses:
Cost of sales	77,000	90,302	251,590	281,834
Selling, general and administrative expenses	48,088	50,436	140,918	150,083
Depreciation and amortization	4,001	3,618	11,986	11,215
Net (gain) loss on disposal of assets	(8,743)	497	(8,801)	418
Impairment of goodwill	7,501	-	7,501	-
New store opening costs	412	372	625	387
Store closure costs	50	56	62	109
Total costs and expenses	128,309	145,281	403,881	444,046

Operating loss	(6,891)	(6,216)	(18,776)	(14,728)

Other (income) expense:
Interest expense	2,215	2,738	6,359	7,848
Miscellaneous income	(50)	(230)	(229)	(495)
	2,165	2,508	6,130	7,353

Loss before income taxes	(9,056)	(8,724)	(24,906)	(22,081)
Income tax expense (benefit)	1,093	(4,600)	(5,250)	(8,515)
Net loss	$(10,149)	$(4,124)	$(19,656)	$(13,566)

Net loss per common share -
Basic & diluted	$(0.76)	$(0.30)	$(1.48)	$(0.99)

Weighted average number of common
shares outstanding -
Basic & diluted	13,296	13,684	13,289	13,657

See notes to condensed financial statements.

GOTTSCHALKS INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED - Note 1)
(In thousands of dollars)

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(19,656)	$(13,566)
Adjustments:
Stock-based compensation	146	340
Excess tax benefits from exercise of stock options	-	(170)
Impairment of goodwill	7,501	-
Depreciation and amortization	11,986	11,215
Deferred income taxes	(4,808)	(2,759)
Amortization of deferred income and other deferred items	(1,114)	1,757
Net (gain) loss on disposal of assets	(8,801)	418
Distributions of earnings from investment in limited partnership	356	356
Changes in assets and liabilities:
Receivables	2,539	5,927
Merchandise inventories	(49,687)	(37,358)
Other current and long-term assets	1,769	(4,139)
Trade accounts payable and other current liabilities	12,236	18,987
Long-term liabilities	(525)	124
Net cash used in operating activities	(48,058)	(18,868)

INVESTING ACTIVITIES:
Purchases of property and equipment	(12,239)	(16,694)
Proceeds from sale of property and equipment	11,828	602
Net cash used in investing activities	(411)	(16,092)

FINANCING ACTIVITIES:
Net proceeds under revolving line of credit	47,374	33,549
Principal payments on long-term obligations	(3,127)	(2,338)
Changes in cash management liability	4,816	4,655
Debt issuance costs paid	-	(1,098)
Purchase of treasury stock	-	(401)
Proceeds from exercise of stock options and employee
stock purchase plan	25	708
Excess tax benefits from exercise of stock options	-	170
Net cash provided by financing activities	49,088	35,245

INCREASE IN CASH	619	285
CASH AT BEGINNING OF PERIOD	4,032	6,051
CASH AT END OF PERIOD	$4,651	$6,336

SUPPLEMENTAL INFORMATION:
Interest paid, net of capitalized interest	$6,086	$6,867
Income taxes paid	$1	$833

See notes to condensed financial statements.

GOTTSCHALKS INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Thirteen and Thirty-Nine Weeks Ended November 1, 2008 and November 3, 2007

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Gottschalks Inc. (the "Company") is a regional department store chain based in Fresno, California. As of the end of the third quarter of the fiscal year ending January 31, 2009 ("fiscal 2008"), the Company operated 59 full-line Gottschalks department stores located in 6 Western states, with 38 stores in California, 7 in Washington, 5 in Alaska, 5 in Oregon, 2 in Idaho, and 2 in Nevada. The Company also operates 3 specialty stores, which carry a limited selection of merchandise. The Company's department stores typically offer a wide range of better to moderate brand-name and private-label merchandise for the entire family, including men's, women's, juniors' and children's apparel; cosmetics, shoes, fine jewelry and accessories; and home furnishings, including china, housewares, domestics, small electric appliances and furniture (in select locations). The majority of the Company's department stores range from 40,000 to 150,000 gross square feet, and are generally anchor tenants of regional shopping malls or strategically located strip centers. The Company has three geographical regions that it considers reporting units and operating segments, as the Company manages operations based on these regions.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and including a goodwill impairment charge, considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended November 1, 2008 are not necessarily indicative of the results that may be expected for fiscal 2008 due to, among other reasons, the seasonal nature of the Company's business. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended February 2, 2008 (the "2007 Annual Report on Form 10-K"). The condensed balance sheet at February 2, 2008 has been derived from the audited financial statements as of that date.

Certain reclassifications were made to the November 3, 2007 amounts to conform with the classifications of such amounts for the November 1, 2008 and February 2, 2008 periods.

Liquidity Matters

The Company has incurred significant losses in the fiscal year ended February 2, 2008 ("fiscal 2007") through the first three quarters of fiscal 2008 as a result of decreasing sales in the current difficult economic environment. During this time we have implemented cost reduction initiatives, closed underperforming stores, and sold a Company-owned store location, as ways to improve liquidity and increase operating performance. Management remains encouraged by the consistent increase in proprietary credit card sales penetration and the increase in credit card revenue over last year. However, the current banking and credit crisis, continued home foreclosures, historically high energy prices (which began to abate towards the end of the third quarter of fiscal 2008), the rising cost of food, and the reality that the U.S. has entered a recession has created a highly challenging environment for our customers. Home foreclosure rates are especially high in California, which accounts for 80% of our sales volume.

These current conditions, many of which are beyond our control, have negatively impacted our liquidity position and operating performance. In the first three quarters of fiscal 2008, we used cash of $48.1 million in operations, financed by borrowings of $47.4 million on our revolving credit facility. Our cash flow decreased primarily as a result of our $19.7 million operating loss and increases of $49.7 million in inventory, slightly offset by a $12.2 million increase in accounts payable and other current liabilities.

Business operations, working capital and borrowing availability through the end of the fiscal year are not anticipated to meet current estimates of cash requirements through the same time period unless additional sources of financing are secured. Therefore, the Company has pursued alternative financing opportunities and other sources of funding. On November 20, 2008, the Company entered into an Investment Agreement (the "Investment Agreement") with

Everbright Development Overseas Securities Ltd. ("Everbright"), a British Virgin Islands corporation. The Investment Agreement, which requires shareholder approval, consists of an investment by Everbright of $15 million for the acquisition of newly-issued shares of Gottschalks common stock, a capital call of up to $15 million in the form of a capital contribution or loan by Everbright that will be used for additional support to fund the Company's credit facility, the potential to acquire additional shares of Gottschalks common stock upon the achievement of certain performance thresholds, and stock warrants. On the closing date of the Investment Agreement, Everbright will own approximately 75% of the Company's common stock, have majority ownership of the Company, and majority control of the Board of Directors. The Investment Agreement also includes a strategic relationship with Everbright that will consist of additional business opportunities and enhancements.

Subsequent to the Company's entry into the Investment Agreement with Everbright, the Company's senior secured lenders decreased the borrowing availability under the Company's credit facility, causing a further restriction of the Company's available liquidity. The Company's ability to continue as a going concern is highly dependent both upon the completion of the transactions contemplated by the Investment Agreement, as well as obtaining interim sources of liquidity prior to the completion of such transactions. Because the transactions contemplated by the Investment Agreement remain subject to customary closing conditions, including approval by the Company's shareholders at a special meeting called for that purpose and receipt of certain required third party consents, as well as a due diligence review period expiring on December 15, 2008, there can be no assurances that such transactions will be completed prior to the end of fiscal 2008, if at all. In addition, interim sources of liquidity may not be available to the Company, whether or not on terms acceptable to the Company, as a result of the difficult retail and credit markets. As a consequence, the Company may be required quickly to seek alternative financing arrangements and other sources of additional funding in order to meet the Company's current estimates of near-term cash requirements. Failure to obtain additional financing or access to other sources of funding under such circumstances may materially impede the Company's liquidity or require the Company to significantly curtail its operations or pursue all other available options.

Impairment of Goodwill

In the third quarter of fiscal 2008, the Company recorded an impairment of goodwill of $7.5 million. The Company's goodwill relates to the Central/Southern Stores Region reporting unit of the Company, as the goodwill is from the acquisition of stores in this region. The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, to goodwill and indefinite-lived assets and reviews annually for impairment or more frequently if impairment indicators arise. The Company has elected the end of each fiscal year as its annual measurement date. The Company reviewed its goodwill for impairment during the third quarter of fiscal 2008 in addition to its annual measurement date as the Company concluded that events had occurred and circumstances had changed during the third quarter of fiscal 2008, which may indicate the existence of impairment. These indicators included a significant decline in the Company's stock price and continued deterioration in the retail market, and the related impact on revenue forecasts on each reporting unit.

The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value. The Company determines the fair value of the reporting unit based on a weighting of (1) a discounted cash flow analysis and (2) a market multiple and comparable transaction methodology under the market approach. The evaluation of goodwill requires the Company to use significant judgments and estimates, including but not limited to updated projected future revenues, cash flows, and discount rates. The Company's estimates may differ from actual results due to, among other things, economic conditions, changes to its business models, or changes in operating performance. Significant differences between these estimates and actual results could materially affect the Company's future financial results. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets and liabilities of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed, identified tangible and intangible assets and liabilities.

As a result of the goodwill impairment test, the Company concluded that the carrying amount of the Company's Central/Southern Stores Region reporting unit exceeded its fair value at November 1, 2008. The goodwill impairment charge of $7.5 million was determined by comparing the carrying value of goodwill of the reporting unit with the implied fair value of goodwill of the reporting unit. No impairment charges were recorded during fiscal 2007.

2. CASH AND CASH EQUIVALENTS

Amounts in-transit from banks for customer credit card, debit card and electronic benefit transfer transactions that process in less than seven days are classified as cash in our Condensed Balance Sheets. The banks process the majority of these amounts within one to two business days. There were $3.0 million, $2.0 million, and $6.1 million amounts in-transit from banks included in cash as of November 1, 2008, February 2, 2008, and November 3, 2007, respectively.

3. MERCHANDISE INVENTORIES

Inventories, which consist of merchandise held for resale, are valued by the retail method and are stated at last-in, first-out (LIFO) cost, to the extent not in excess of net realizable value. The Company includes in inventory the capitalization of certain corporate level indirect costs related to the purchasing, handling and storage of merchandise. The calculated LIFO inventory value is higher than current cost under the first-in, first-out (FIFO) method, due to deflation in historical inventory costs. However, a valuation reserve has been established to reduce the inventory at LIFO to net realizable value, which approximates FIFO cost. A valuation of inventory under the LIFO method is presently made only at the end of each fiscal year based on actual inventory levels and costs at that time. Since these factors are subject to variability beyond the control of management, interim results of operations are subject to the final year-end LIFO inventory valuation adjustment. Management does not currently anticipate that its year-end LIFO adjustment will materially affect the Company's fiscal 2008 operating results.

4. TRADE ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

Trade accounts payable and other current liabilities consist of the following:

	November 1,	February 2,	November 3,
(In thousands of dollars)	2008	2008	2007
Trade accounts payable	$33,619	$14,426	$48,643
Accrued liabilities	13,130	12,808	13,288
Gift and merchandise cards	7,246	9,372	7,522
Workers' compensation insurance reserves	6,267	6,175	7,078
Taxes other than income taxes	7,613	11,232	8,652
Accrued payroll and related liabilities	7,313	8,926	8,306
Cash management liability	11,340	6,524	9,744
Deferred income taxes payable	3,096	3,096	-
	$89,624	$72,559	$103,233

Trade Credit

Certain amounts in trade accounts payable are factored. That is, amounts are payable to companies who purchase the accounts receivables of certain vendors. As a result, there may be a concentration of the trade accounts payable balance that is owed to one or more large factoring companies.

The success of the Company's business is dependent upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell their products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. The Company has been able to purchase adequate levels of merchandise to support its current operations. However, given the current retail and credit market environment, some of the Company's trade creditors have sought and others may seek enhanced credit protections. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, could have a material adverse affect on the Company's business, liquidity position, and results of operations.

5. DEBT

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

As of November 1, 2008, outstanding borrowings under the credit facility totaled $141.3 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $33.2 million. Since that time, The Company's senior secured lenders have decreased the borrowing availability under the Company's credit facility, further restricting the Company's available liquidity. If cash generated by operations and other financial resources, including the transactions contemplated by the Investment Agreement previously discussed, do not result in a sufficient level of unused borrowing availability, the Company's operations could be constrained by its ability to obtain funds under the terms of the credit facility. In such a case, the Company may be required quickly to seek alternative financing arrangements and other sources of additional funding. Such alternative financing arrangements and other sources of funding may not be available at terms acceptable to the Company, if at all, as a result of the difficult retail and credit markets. Failure to obtain additional financing or access to other sources of funding under such circumstances may materially impede the Company's liquidity or require the Company to significantly curtail its operations or pursue all other available options.

Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum. In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility. The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5% or LIBOR plus 2.5%.

The credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's "Availability" (as defined in the agreement) is below $20 million. As of November 1, 2008, the Company's fixed charge coverage ratio, on a 12-month retrospective basis, was less than 1:1; however, the fixed charge coverage ratio requirement was not applicable. As of November 1, 2008, the Company was in compliance with all covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

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

Interest charged on amounts borrowed under the revolving portion of the credit facility were at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum, and interest charged on the term loan was a fixed rate of 6.6% per annum. In addition, the Company paid an unused commitment fee equal to 0.375% per annum on the average unused daily balance of the revolving portion of the credit facility. The credit facility, as amended, contained restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the prior agreement) if the Company's "Availability" (as defined in the prior agreement) was below $15 million.

Long-Term Obligations

The Company's capital lease obligations and long-term debt consist of the following:

	November 1,	February 2,	November 3,
(In thousands of dollars)	2008	2008	2007
Capital lease obligations	$8,048	$8,224	$8,274
7.5% note payable, due 2010	1,124	1,710	1,898
Other mortgage loans and notes payable	3,275	3,640	3,757
	12,447	13,574	13,929
Less current portion	1,575	1,525	1,496
	$10,872	$12,049	$12,433

Substantially all of the Company's assets, including its merchandise inventories, are pledged as collateral under the Company's various debt agreements. Certain of the Company's long-term debt agreements contain financial and other restrictive covenants. The Company was in compliance with all such covenants as of November 1, 2008.

Subordinated Note Payable to Affiliate

El Corte Ingles ("ECI") of Spain and The Harris Company ("Harris"), a wholly owned subsidiary of ECI, became affiliates of the Company in fiscal 1998 when the Company acquired substantially all of the assets and business of Harris (the "Harris acquisition"). The Company issued a Non-Negotiable, Subordinated Note (the "Subordinated Note") to Harris, in the principal amount of $22,179,000, as partial consideration for the Harris acquisition. The Subordinated Note, as negotiated on December 7, 2004, bears interest at a fixed rate of 8% payable semi-annually and provides for principal payments of $8 million prior to its maturity on May 30, 2009. The Company made principal payments on the Subordinated Note of $1 million upon execution of the Subordinated Note, in February 2005, 2006 and 2007, and $2 million in February 2008, as scheduled. An additional principal payment of $2 million is scheduled for February 2009 and is reported in the Condensed Balance Sheets in Current Portion of Long-term Obligations at November 1, 2008.

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

On July 18, 2008, the Company entered into an Amended and Restated Stockholders' Agreement (the "Stockholders' Agreement") with ECI, Joseph Levy and Bret Levy. The Stockholders' Agreement amends and restates an earlier agreement that was entered into on August 20, 1998 (and subsequently amended thereafter), in connection with the Harris acquisition. Joseph Levy currently serves as Chairman emeritus of the Company and Bret Levy is his son. Under the terms of the Stockholders' Agreement, ECI is no longer required to vote its shares of common stock of the Company in favor of any transaction that would result in a change of control of the Company and which has been recommended by the Company's Board of Directors and submitted to a vote of the

Company's stockholders. The Stockholder's Agreement also provides that any shares of the Company's common stock that are acquired by ECI after July 18, 2008 and which are in excess of the number of shares of the Company's common stock that are held by ECI as of July 18, 2008 shall not be governed under the Stockholders' Agreement. The 2,095,900 shares of the Company's common stock that are currently held by ECI will remain subject to the Stockholders' Agreement.

6. STOCK-BASED COMPENSATION

The Company recognized share-based compensation expense related to the unvested portion of previously issued awards of approximately $29,000 and $141,000 in the third quarter and first three quarters of fiscal 2008, respectively, and $77,000 and $324,000 in the third quarter and first three quarters of fiscal 2007, respectively, as a component of selling, general, and administrative expense. As of November 1, 2008, there is approximately $76,000 of unrecognized compensation cost related to non-vested awards granted under the Company's stock option plans. The majority of that cost is expected to be recognized through the first quarter of the fiscal year ending January 30, 2010 ("fiscal 2009"). The Company also recognized share-based compensation expense related to the Employee Stock Purchase Plan ("ESPP") of approximately $5,000 in the first half of fiscal 2008 and $5,000 and $15,000 in the third quarter and first three quarters of fiscal 2007, respectively. The ESPP completed its 10-year term with the offering period ended June 30, 2008 and the plan was not renewed.

Option activity for the thirty-nine weeks ended November 1, 2008 is as follows:

			Weighted-
		Weighted-	average
		average	remaining
		exercise	contractual	Aggregate
	Number of	price per	life	intrinsic
	Shares	share	(in years)	value
Outstanding at February 2, 2008	1,026,250	$6.52
Granted	-	-
Exercised	(500)	1.13
Cancelled	(7,750)	10.19
Expired	(30,500)	7.82
Outstanding at November 1, 2008	987,500	$6.45	3.76	$12,644
Exercisable at November 1, 2008	911,750	$6.18	3.50	$12,644
Available for future grants at November 1, 2008	1,432,500

7. FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, "Fair Value Measurements," ("SFAS 157"), effective February 3, 2008, which did not have a material impact on the Company's financial position, results of operations and cash flows. In February 2008, FASB Staff Position 157-2, "Effective Date of Statement 157," ("FSP 157-2"), deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The Company only has one financial asset measured at fair value on a recurring basis. The following table provides the fair value hierarchy:

Fair Value Measurements at November 1, 2008
Active Markets for
		Identical	Significant Other	Significant
(In thousands of dollars)		Liabilities	Observable Inputs	Unobservable Inputs
Liabilities:	Total	(Level 1)	(Level 2)	(Level 3)

Derivative - interest rate swap	$125	$-	$125	$-

Interest Rate Swap Agreement

The Company currently has an interest rate swap contract outstanding to effectively convert a portion of its variable- rate debt to fixed-rate debt. This contract entails the exchange of fixed-rate and floating-rate interest payments periodically over the agreement life. The following table indicates the notional amount as of November 1, 2008 and the range of interest rates paid and received by the Company during the first three quarters of fiscal 2008:

Fixed swap (notional amount)	$25,000,000
Range of receive rate	2.78% - 5.06%
Pay rate	4.99%

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes all derivatives on the balance sheet at fair value. Although the swap essentially provides for matched terms to its underlying obligation, and effectively mitigates its variability, it currently does not qualify for hedge accounting under SFAS 133 and therefore, the changes in fair value of the swap are recorded in the Statement of Operations.

On a quarterly basis, the Company uses the income approach to measure the fair value of the interest rate swap by assessing the swap's net present value of future cash flows expected to be yielded over the remainder of the swap agreement based on the forward LIBOR curve for 3-month LIBOR contracts, as derived from the Eurodollar futures market.

The $25 million interest rate swap will expire February 2, 2009. The net income or expense from the exchange of interest rate payments is included in interest expense, which included interest income of $138,000 and $350,000 for the third quarter and first three quarters of fiscal 2008, respectively, and interest expense of $36,000 and $82,000 for the third quarter and first three quarters of fiscal 2007. The fair value of the interest rate swap agreement at November 1, 2008 was estimated to be a liability of $125,000, which is recorded in Other Current Liabilities and the fair value of the interest rate swap agreement at November 3, 2007 was estimated to be a liability of $124,000, which is recorded in Other Liabilities. Changes in the fair value of derivatives not designated as qualifying cash flow hedges are reported in interest expense. Accordingly, interest expense for the third quarter and first three quarters of fiscal 2008 includes a favorable fair value adjustment of $150,000 and $400,000, respectively, related to the interest rate swap. The third quarter of fiscal 2007 includes an unfavorable fair value adjustment of $135,000, while the first three quarters of fiscal 2007 includes a net unfavorable fair value adjustment of $223,000.

8. INCOME TAXES

The interim effective tax rate, including discrete items, was 21.1% and 38.6% at November 1, 2008 and November 3, 2007, respectively. The change in the interim effective tax rate is primarily due to a net increase in valuation allowance during the quarter ended November 1, 2008 relating to uncertainty in realizing its deferred tax assets, due to the Company's cumulative net losses in recent years. The Company recorded a valuation allowance of $3.0 million for federal and $1.1 million, net of federal benefit, for state deferred tax assets as of November 1, 2008. The Company also increased the valuation allowance on certain state tax credits by $0.5 million, offset by the release of a valuation allowance on federal and state capital loss carryovers of $0.4 million as a result of the sale of a store in Palmdale, California. The net increase in valuation allowances of $4.2 million is reflected in income tax expense.

FIN 48

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

The Company has an unrecognized tax benefit of approximately $0.8 million, exclusive of interest, reported in the Condensed Balance Sheets in Other Liabilities at November 1, 2008. At February 2, 2008 and November 3, 2007, the unrecognized tax benefit was approximately $1.2 million and $2.0 million, exclusive of interest, respectively. Of this amount, the amount that would impact the Company's effective tax rate, if recognized, is $0.1 million at November 1, 2008, February 2, 2008, and November 3, 2007. The federal fiscal 2004 tax year statute expiration and the decrease in unrecognized tax benefit as of November 1, 2008 is a result of the sale of a store in Palmdale, California that released an unrecognized tax benefit on ordinary/abandonment losses. The Company estimates that its unrecognized tax benefit will decrease approximately $0.4 million within the next twelve months as federal and state statutes expire.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Total accrued interest included in the FIN 48 liability was $0.2 million at November 1, 2008 and February 2, 2008 and $0.3 million at November 3, 2007. No penalties were accrued at November 1, 2008, February 2, 2008, or November 3, 2007.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is no longer subject to U.S. federal tax examinations for years before fiscal 2005, and for the various state jurisdictions for years before fiscal 2003, although the Company believes any potential assessment would not have a material impact on the Company's financial position or results of operations.

9. SHARE REPURCHASE PROGRAM

The Company's Board of Directors announced its share repurchase program in September 2007, which allows for the repurchase of up to 2 million shares over 12 months subject to certain pricing conditions. During fiscal 2007, the Company repurchased 417,800 shares for $1,487,000, at an average cost of $3.56 per share including commissions. Such shares are reflected as treasury stock in the Stockholder's Equity section of the Condensed Balance Sheets. Purchases may be made at management's discretion in the open market and in privately negotiated transactions as market and business conditions warrant. The program expired in September 2008. There were no share repurchases in the first three quarters of fiscal 2008.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Basic calculation	13,296,115	13,683,640	13,288,762	13,656,981
Effect of dilutive shares - options	-	-	-	-
Diluted calculation	13,296,115	13,683,640	13,288,762	13,656,981

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Antidilutive shares - options	994,875	1,026,396	1,006,875	1,060,623

Certain of the antidilutive shares noted above were excluded from the computation of dilutive shares solely due to the Company's net loss position in the thirteen weeks ended November 1, 2008 and November 3, 2007. The following table shows the approximate effect of dilutive shares had the Company reported a profit for these periods:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Effect of dilutive shares - options	14,582	117,570	30,403	311,296

11. COMMITMENTS AND CONTINGENCIES

The Company is party to legal proceedings and claims which arise during the ordinary course of business. In the opinion of management, the ultimate outcome of such litigation and claims are expected not to have a material adverse effect on the Company's financial position or results of its operations.

In the fourth quarter of fiscal 2007, the Company signed a ground lease for a new store in Bend, Oregon. The Company completed construction of the 55,000 square foot Company-owned store and the store opened on October 23, 2008. The Company anticipates the final cost to construct the store to be $6.8 million, including fixtures.

On November 21, 2008, the Company agreed to terminate the lease agreement at its Reno, Nevada store in exchange for $6.0 million. The Company must exit the premises no later than January 5, 2009. The Company does not intend to leave the Reno market area and is currently pursuing other sites available for lease.

As of November 1, 2008, the Company had issued a total of $5.2 million of standby letters of credit and documentary letters of credit totaling $1.4 million. The standby letters of credit were primarily issued to provide collateral for workers' compensation insurance policies and to secure the purchase of merchandise and electricity. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The suppliers draw against the documentary letters of credit upon delivery of the merchandise to the Company's customs broker at a United States port.

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

In December 2007, the FASB issued Statement No. 141(R), "Business Combinations," ("SFAS 141(R)"). SFAS 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if any excess remains. SFAS 141(R) is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of SFAS 141(R) on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," ("SFAS 160"). SFAS 160 will change the accounting and reporting for noncontrolling interests (also known as minority interests), which will be required to be classified as a component of equity within the consolidated balance sheets. In addition, SFAS 160 will result in parent company consolidated net income that includes the net income attributed to the noncontrolling interest. The requirements of SFAS 160 are effective for the Company beginning February 1, 2009. SFAS 160 requires prospective application as of the beginning of the fiscal year in which the statement is initially adopted, except for presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. The Company is currently evaluating the impact, if any, of SFAS 160 on its financial position, results of operations and cash flows.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors which have affected the Company's financial position and its results of operations for the periods presented in the accompanying condensed financial statements. The Company's operating results, like those of most retailers, are subject to seasonal influences, with the major portion of sales, gross margin and operating results realized during the fourth quarter of each fiscal year. Accordingly, performance for the thirteen and thirty-nine week periods ended November 1, 2008 (hereinafter referred to as the "third quarter" and "first three quarters" of fiscal 2008), is not necessarily indicative of performance for the remainder of fiscal 2008.

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

Overview

Gottschalks Inc. is a regional department and specialty store chain in its 104th year of operation. The Company operates 59 department stores and 3 specialty stores as of the end of the third quarter of fiscal 2008, as compared to 58 department stores and 4 specialty stores as of the end of the third quarter of fiscal 2007.

The Company has incurred significant losses in fiscal 2007 through the first three quarters of fiscal 2008 as a result of decreasing sales in the current difficult economic environment. During this time we have implemented cost reduction initiatives, closed underperforming stores, and sold a Company-owned store location, as ways to improve liquidity and increase operating performance. However, the current banking and credit crisis, continued home foreclosures, historically high energy prices, the rising cost of food, and the reality that the U.S. has entered a recession has created a highly challenging environment for our customers. Home foreclosure rates are especially high in California, which accounts for 80% of our sales volume.

These current conditions, many of which are beyond the Company's control, have negatively impacted our liquidity position and operating performance. In the first three quarters of fiscal 2008, we used cash of $48.1 million in operations, financed by borrowings of $47.4 million on our revolving credit facility. Our cash flow decreased primarily as a result of our $19.7 million operating loss and increases of $49.7 million in inventory, slightly offset by $12.2 million increase in accounts payable and other current liabilities.

Business operations, working capital, and borrowing availability through the end of the fiscal year are not anticipated to meet current estimates of cash requirements through the same time period unless additional sources of financing are secured. Therefore, the Company has pursued alternative financing opportunities and other sources of funding. On November 20, 2008, the Company entered into the Investment Agreement with Everbright, as discussed previously. Management is also currently pursuing other sources of liquidity through sales of Company-owned real estate and other alternatives.

Subsequent to the Company's entry into the Investment Agreement with Everbright, the Company's senior secured lenders decreased the borrowing availability under the Company's credit facility, causing a further restriction of the Company's available liquidity. The Company's ability to continue as a going concern is highly dependent both upon the completion of the transactions contemplated by the Investment Agreement, as well as obtaining interim sources of liquidity prior to the completion of such transactions. Because the transactions contemplated by the Investment Agreement remain subject to customary closing conditions, including approval by the Company's shareholders at a special meeting called for that purpose and receipt of certain required third party consents, as well as a due diligence review period expiring on December 15, 2008, there can be no assurances that such transactions will be completed prior to the end of fiscal 2008, if at all. In addition, interim sources of liquidity may not be available to the Company, whether or not on terms acceptable to the Company, as a result of the difficult retail and credit markets.

As a consequence, the Company may be required quickly to seek alternative financing arrangements and other sources of additional funding in order to meet the Company's current estimate of near-term cash requirements. Failure to obtain additional financing or access to other sources of funding under such circumstances may materially impede the Company's liquidity or require the Company to significantly curtail its operations or pursue all other available options.

In the third quarter of fiscal 2008, the Company recorded an impairment of goodwill of $7.5 million. The Company's goodwill relates to the Central/Southern Stores Region reporting unit of the Company as the goodwill is from the acquisition of stores in this region. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, to goodwill and indefinite-lived assets and reviews annually for impairment or more frequently if impairment indicators arise. The Company has elected the end of each fiscal year as its annual measurement date. The Company reviewed its goodwill for impairment during the third quarter of fiscal 2008 in addition to its annual measurement date owing to the Company's low market capitalization compared to book value, which is an impairment indicator.

Gottschalks continues to focus on ways to increase sales in this difficult economic environment. Management remains encouraged by the consistent increase in proprietary credit card sales penetration and the increase in credit card revenue over last year. In addition, management continues to prudently manage business areas within its control, including comparable store inventory levels at cost, which are down 5.8% over last year, and selling, general and administrative expenses, which are down $9.2 million, or 6.1%, for the year-to- date period compared to last year.

The Company opened a newly constructed store in Bend, Oregon on October 23, 2008. The 55,000 square foot store is formatted under the Company's successful "lifestyle center" model. The Company spent approximately $6.8 million to construct the store, including fixtures. This store opening is part of the Company's Value Improvement Program announced in fiscal 2007.

On November 21, 2008, the Company agreed to terminate the lease agreement at its Reno, Nevada store in exchange for $6.0 million. The Company must exit the premises no later than January 5, 2009. The Company does not intend to leave the Reno market area and is currently pursuing other sites available for lease.

During the first three quarters of fiscal 2008, the Company closed one underperforming store in Moreno Valley, California at the end of its lease term. The Company continues to operate in this market area and does not believe the closure will significantly impact its revenues. On August 17, 2008, the Company closed one of its two stores in the East Hills Mall in Bakersfield, California, at the end of its lease term. The Company remodeled the remaining store in the mall and incorporated the departments of the closed store. The consolidation of these stores will improve operating efficiencies at this location.

On September 5, 2008, the Company sold its owned store in the Antelope Valley Mall in Palmdale, California for $12 million and recorded a pre-tax gain of $8.7 million. As part of the sales agreement, the Company will continue to operate in the store for the next six months under a lease agreement with the new owners. The Company leases a second store in the same mall and will consolidate the two stores into one location in the first quarter of fiscal 2009. Following the completion of the Palmdale consolidation, the Company will no longer operate two stores in the same shopping center in any of its markets. The Company used the proceeds from the Palmdale sale to pay down debt and increase availability in the revolving credit facility.

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

On October 27, 2008, the trading of the Company's common stock was suspended from the New York Stock Exchange ("NYSE") as a result of the Company's average global market capitalization being less than $25 million over a consecutive 30-day trading period, and the NYSE has instituted proceedings to delist the Company's common stock. The Company was formally notified of these actions by the NYSE on October 21, 2008. The Company has appealed the suspension and delisting and has a review hearing scheduled with the NYSE in January 2009. Depending on the outcome of the review hearing, the Company's common stock could be delisted from the NYSE. Pending the outcome of the delisting proceedings, the Company's common stock is trading OTC under the symbol GOTT.PK. Listing on the NYSE, or any stock exchange, is not a requirement under the Company's credit facility.

Results of Operations

The following table sets forth the Company's Statements of Operations as a percent of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Net credit revenues	1.5	0.8	1.5	0.8
Net leased department revenues	0.4	0.4	0.4	0.4
Total revenues	101.9	101.2	101.9	101.2

Costs and expenses:
Cost of sales	64.6	65.7	66.5	66.5
Selling, general and administrative expenses	40.4	36.7	37.3	35.4
Depreciation and amortization	3.4	2.6	3.2	2.6
Net (gain) loss on disposal of assets	(7.3)	0.4	(2.3)	0.1
Impairment of goodwill	6.3	-	2.0	-
New store opening costs	0.3	0.3	0.2	0.1
Store closure costs	-	0.1	-	-
Total costs and expenses	107.7	105.8	106.9	104.7

Operating loss	(5.8)	(4.6)	(5.0)	(3.5)

Other (income) expense:
Interest expense	1.8	2.0	1.7	1.9
Miscellaneous income	-	(0.2)	(0.1)	(0.2)
	1.8	1.8	1.6	1.7

Loss before income taxes	(7.6)	(6.4)	(6.6)	(5.2)
Income tax expense (benefit)	0.9	(3.4)	(1.4)	(2.0)

Net loss	(8.5)%	(3.0)%	(5.2)%	(3.2)%

Third Quarter of Fiscal 2008 Compared to Third Quarter of Fiscal 2007

Net Sales

Net sales from operations decreased by approximately $18.2 million to $119.1 million in the third quarter of fiscal 2008, as compared to $137.4 million in the third quarter of fiscal 2007, a decrease of 13.3%. Comparable store sales for the third quarter of fiscal 2008, which includes sales for stores open for the full period in both years, decreased by 12.1%, as compared to the third quarter of fiscal 2007. The third quarter of fiscal 2008 sales decrease is primarily attributable to the weak economic environment driven by the mortgage crisis and the high costs of gasoline and food, with the greatest impact in the Company's California locations, which produce 80% of sales volume.

The best performing merchandise categories of the third quarter of fiscal 2008, as compared to the comparable thirteen week quarter of fiscal 2007, were women's better causal sportswear, which grew by 19%, men's accessories and dress shirts, which grew by 1%, young men's, which was down 4%, and kids accessories, which was up 22%. Merchandise categories with weak performances were luggage, which was down 26%, textiles, down 28%, and housewares, down 20%.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased approximately $0.6 million in the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007. As a percent of net sales, net credit revenues was 1.5% in the third quarter of fiscal 2008 and 0.8% in the third quarter of fiscal 2007. This increase is attributable to the new Credit Card Program Agreement with HSBC, which was effective February 3, 2007, which provides for an increase in the percentage of net sales revenue in the second through sixth years of the agreement. Credit revenue is 250 basis points of net credit sales in fiscal 2008, compared to 136 basis points of net credit sales in fiscal 2007.

Net Leased Department Revenues

Net rental income generated by the Company's various leased departments in the third quarter of fiscal 2008 was flat at $0.5 million, compared to the third quarter of fiscal 2007.

Leased department sales are presented net of the related costs for financial reporting purposes. Sales generated in the Company's leased departments in the third quarter of fiscal 2008 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $3.4 million in the third quarter of fiscal 2008 and $3.8 million in the third quarter of fiscal 2007.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling and distribution of merchandise, decreased by approximately $13.3 million to $77.0 million in the third quarter of fiscal 2008, as compared to $90.3 million in the third quarter of fiscal 2007, a decrease of 14.7%. The decrease is primarily attributable to the reduction in sales volume. The Company's gross margin percentage was 35.4% in the third quarter of fiscal 2008 and 34.3% in the third quarter of fiscal 2007. The gross margin rate was 110 basis points higher than the third quarter of fiscal 2007 primarily attributable to the favorable impact of buying and distribution costs, somewhat offset by higher net markdowns owing to the difficult economic environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $2.3 million to $48.1 million in the third quarter of fiscal 2008, as compared to $50.4 million in the third quarter of fiscal 2007, a decrease of 4.7%. The decrease is primarily attributable to expense reduction initiatives the Company has implemented to offset the sales and gross margin decline in the weak economy. Payroll expense is approximately $1.8 million lower than the comparable period in fiscal 2007 owing to staffing adjustments in accordance with lower sales volume. The Company has also achieved reductions in advertising expense by focusing on more productive spending. Supply amounts have been closely monitored and are down 20.1%, and an electricity reduction campaign has led to a 15% decrease. Services purchased are down 9.9% primarily due to reductions in third party bankcard fees related to reduced sales and lower rates associated with the implementation of debit card pin pad equipment in the second quarter of fiscal 2008.

As a percent of net sales, selling, general and administrative expenses were 40.4% in the third quarter of fiscal 2008, as compared to 36.7% in the third quarter of fiscal 2007.

At the beginning of the second quarter of fiscal 2008, the Company completed a reduction in force at its corporate headquarters, which will generate approximately $1.0 million in annual cost savings.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization of intangible assets other than goodwill, was $4.0 million in the third quarter of fiscal 2008 and $3.6 million in the third quarter of fiscal 2007. The change from last year is the result of fiscal 2007 capital additions related to the Company's new store in Elk Grove, California and major remodel projects at certain existing stores, offset by fully depreciated assets. As a percent of net sales, depreciation and amortization expense increased to 3.4% in the third quarter of fiscal 2008, as compared to 2.6% in the third quarter of fiscal 2007.

Net Gain/Loss on Disposal of Assets

On September 5, 2008, the Company sold its owned store in the Antelope Valley mall in Palmdale, California for $12 million. The sale resulted in an $8.7 million gain. The loss on disposal of assets of $0.5 million in the third quarter of fiscal 2007 primarily consists of the write-off of the Santa Maria store improvements due to the demolition of the building in connection with a mall renovation project. The replacement store has not been constructed and the Company continues to operate in alternative mall locations pending a permanent resolution with the mall owners.

Impairment of Goodwill

The Company reviews goodwill for impairment on an annual basis. However, due to the impact of market volatility on the Company's market capitalization as compared to its book value, the Company analyzed the value of goodwill related to certain of its acquisitions prior to the end of fiscal 2008 to determine whether the value of goodwill has been impaired. There are many assumptions and estimates underlying the determination of impairment.

As a result of the goodwill impairment test, the Company concluded that the carrying amount of the Central/Southern Stores Region reporting unit, the unit to which goodwill is attached, exceeded its fair value at November 1, 2008. Therefore, a $7.5 million charge was taken in the third quarter of fiscal 2008 to fully impair goodwill. The impairment loss is a non-cash charge and the Company does not believe the loss will have a material adverse impact on financial conditions.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized $0.4 million of costs in the third quarter of fiscal 2008 related to a new store in Bend, Oregon, which opened October 23, 2008. The Company recognized $0.4 million of costs in the third quarter of fiscal 2007 in connection with a new store in Elk Grove, California, which opened November 7, 2007.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $0.5 million to $2.2 million in the third quarter of fiscal 2008 as compared to $2.7 million in the third quarter of fiscal 2007, a decrease of 19.1%. As a percent of net sales, interest expense decreased to 1.8% in the third quarter of fiscal 2008 as compared to 2.0% in the third quarter of fiscal 2007. These decreases are primarily due to continued decreases in interest rates charged on the Company's variable rate debt, somewhat offset by higher average loan balances than last year, and a favorable fair value adjustment of $150,000 on the Company's $25 million notional amount interest rate swap, compared to an unfavorable fair value adjustment of $135,000 in the third quarter of fiscal 2007. Also, since interest rates were lower than 4.99%, the stated pay rate, in the third quarter of fiscal 2008, the Company paid interest on the swap of $138,000 compared to the third quarter of fiscal 2007 when interest rates were higher than 4.99% and the Company received interest of $36,000. The weighted average interest rate applicable to the revolving credit facility was 4.7% in the third quarter of fiscal 2008 (4.1% at November 1, 2008), as compared to 7.1% in the third quarter of fiscal 2007.

Income Taxes

The interim effective tax rate, including discrete items, was (12.1)% and 52.7% at November 1, 2008 and November 3, 2007, respectively. The change in the interim effective tax rate is primarily due to a net increase in valuation allowance during the quarter ended November 1, 2008 relating to uncertainly in realizing its deferred tax assets, due to the Company's cumulative net losses in recent years. The Company recorded a valuation allowance of $3.0 million for federal and $1.1 million, net of federal benefit, for state deferred tax assets as of November 1, 2008. The Company also increased the valuation allowance on certain state tax credits by $0.5 million, offset by the release of a valuation allowance on federal and state capital loss carryovers of $0.4 million as a result of the sale of a store in Palmdale, California.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $10.1 million in the third quarter of fiscal 2008, as compared to a net loss of $4.1 million in the third quarter of fiscal 2007. On a per share basis, the net loss was $0.76 per share (basic and diluted) in the third quarter of fiscal 2008 as compared to a net loss of $0.30 per share (basic and diluted) in the third quarter of fiscal 2007.

Three Quarters of Fiscal 2008 Compared to Three Quarters of Fiscal 2007

Net Sales

Net sales decreased by approximately $46.1 million to $378.0 million in the first three quarters of fiscal 2008 as compared to $424.1 million in the first three quarters of fiscal 2007, a decrease of 10.9%. The best performing merchandise categories in the first three quarters were better casual sportswear, which grew by 12%, men's activewear, which was up by 31%, children's shoes, up 7%, and young men's, down by 1%. Merchandise categories with weak performances included textiles, which was down 26%. Comparable store sales for the first three quarters of fiscal 2008, which includes sales for stores open for the full period in both years, were down 9.7% as compared to the first three quarters of fiscal 2007.

Net Credit Revenues

Net credit revenues related to the Company's proprietary credit cards increased by $2.1 million or 62.1% for the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007. As a percent of net sales, net credit revenues were 1.5% in the first three quarters of fiscal 2008 and 0.8% in the first three quarters of fiscal 2007. This increase is attributable to the new Credit Card Program Agreement with HSBC, which was effective February 3, 2007, which provides for an increase in the percentage of net sales revenue in the second through sixth years of the agreement. Credit revenue is 250 basis points of net credit sales in fiscal 2008, compared to 136 basis points of net credit sales in fiscal 2007.

Net Leased Department Revenues

Leased department sales are presented net of the related costs for financial reporting purposes. Net leased department revenues generated by the Company's various leased departments decreased by $0.2 million to $1.6 million in the first three quarters of fiscal 2008 as compared to the first three quarters of fiscal 2007.

Sales generated in the Company's leased departments in the first three quarters of fiscal 2008 consisted primarily of sales in the fine jewelry departments and the beauty salons. These leased department sales were $11.5 million in the first three quarters of fiscal 2008 and $12.9 million in the first three quarters of fiscal 2007.

Cost of Sales

Cost of sales, which includes costs associated with the buying, handling, storage and distribution of merchandise, decreased by approximately $30.2 million to $251.6 million in the first three quarters of fiscal 2008 as compared to $281.8 million in the first three quarters of fiscal 2007, a decrease of 10.7%. The Company's gross margin percentage decreased to 33.4% in the first three quarters of fiscal 2008 as compared to 33.5% in the first three quarters of fiscal 2007. The 11 basis points decrease is a result of a higher net markdown rate in the first three quarters of fiscal 2008, compared to the first three quarters of fiscal 2007 attributable to the difficult economic environment, the inventory liquidation process related to the closure of the Moreno Valley, California store and the consolidation of our dual East Hills Mall stores in Bakersfield, California into one store.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by approximately $9.2 million to $140.9 million in the first three quarters of fiscal 2008 as compared to $150.1 million in the first three quarters of fiscal 2007, a decrease of 6.1%. The decrease is primarily attributable to expense reduction initiatives the Company has implemented to offset the sales and gross margin decline in the weak economy. Payroll expense is approximately $4.8 million lower to the comparable period last year as a result of staffing reductions. Associate fringe benefits decreased by approximately $1.9 million due to reduced workers' compensation premiums, reductions in state unemployment tax rates, and various benefit plan expenses. The Company also achieved significant savings in advertising primarily due to more productive spending, and in supplies and utilities, which were 19.2% and 10.9% lower than the first three quarters of fiscal 2007, respectively. As a percent of net sales, selling, general and administrative expenses in the first three quarters of fiscal 2008 increased to 37.3% as compared to 35.4% in the first three quarters of fiscal 2007, reflecting the decline in sales volume.

Depreciation and Amortization

Depreciation and amortization expense, which includes the amortization (accretion) of intangible assets other than goodwill, was $12.0 million in the first three quarters of fiscal 2008 as compared to $11.2 million in the first three quarters of fiscal 2007. As a percent of net sales, depreciation and amortization expense increased to 3.2% in the first three quarters of fiscal 2008 as compared to 2.6% in the first three quarters of fiscal 2007. The dollar increase is a result of the depreciation of capital additions related to the Company's Elk Grove, California store opened in the fourth quarter of fiscal 2007 and major remodel projects at certain existing stores during the second half of fiscal 2007. The Company also made substantial upgrades to its point of sale systems, which were placed in service at various dates during fiscal 2007 and first half of fiscal 2008.

Net Gain/Loss on Disposal of Assets

On September 5, 2008, the Company sold its owned store in the Antelope Valley mall in Palmdale, California for $12 million. The sale resulted in an $8.7 million gain. The loss on disposal of assets of $0.4 million in the third quarter of fiscal 2007 primarily consists of the write-off of the Santa Maria store improvements due to the demolition of the building in connection with a mall renovation project. The replacement store has not been constructed and the Company continues to operate in alternative mall locations pending a permanent resolution with the mall owners.

Impairment of Goodwill

The Company reviews goodwill for impairment on an annual basis. However, due to the impact of market volatility on the Company's market capitalization as compared to its book value, the Company analyzed the value of goodwill related to certain of its acquisitions prior to the end of fiscal 2008 to determine whether the value of goodwill has been impaired. There are many assumptions and estimates underlying the determination of impairment.

As a result of the goodwill impairment test, the Company concluded that the carrying amount of the Central/Southern Stores Region reporting unit, the unit to which goodwill is attached, exceeded its fair value at November 1, 2008. Therefore, a $7.5 million charge was taken in the third quarter of fiscal 2008 to fully impair goodwill. The impairment loss is a non-cash charge and the Company does not believe the loss will have a material adverse impact on financial conditions.

New Store Opening Costs

New store opening costs, which are expensed as incurred, typically include costs such as payroll and fringe benefits for store associates, store rents, temporary storage, utilities, travel, grand opening advertising, credit solicitation and other costs incurred prior to the opening of a store. The Company recognized $0.6 million of costs in the first three quarters of fiscal 2008 in connection with a new store in Bend, Oregon, which opened October 23, 2008. The

Company recognized new store opening costs totaling $0.4 million in the first three quarters of fiscal 2007 in connection with the opening of a new store in Elk Grove, California, which opened November 7, 2007.

Interest Expense

Interest expense, which includes the amortization of deferred financing costs, decreased by approximately $1.5 million to $6.4 million in the first three quarters of fiscal 2008, as compared to $7.8 million in the first three quarters of fiscal 2007, a decrease of 19.0%. As a percent of net sales, interest expense decreased to 1.7% in the first three quarters of fiscal 2008 as compared to 1.9% in the first three quarters of fiscal 2007. These decreases are primarily due to continued decreases in interest rates charged on the Company's variable rate debt, somewhat offset by higher average loan balances than last year, and a favorable fair value adjustment of $0.4 million on the Company's $25 million notional amount interest rate swap, compared to a $0.2 million unfavorable fair value adjustment in the first three quarters of fiscal 2007. Also, since interest rates were lower than 4.99%, the stated pay rate, in the first three quarters of fiscal 2008, the Company paid interest on the swap of $0.4 million, compared to the first three quarters of fiscal 2007 when interest rates were higher than 4.99% and the Company received interest of $0.1 million. The weighted average interest rate applicable to the revolving credit facility was 4.6% in the first three quarters of fiscal 2008 (4.1% at November 1, 2008) as compared to 7.1% in the first three quarters of fiscal 2007.

Income Taxes

The interim effective tax rate, including discrete items, was 21.1% and 38.6% at November 1, 2008 and November 3, 2007, respectively. The change in the interim effective tax rate is primarily due to a net increase in valuation allowance during the quarter ended November 1, 2008 relating to uncertainty in realizing its deferred tax assets, due to the Company's cumulative net losses in recent years. The Company recorded a valuation allowance of $3.0 million for federal and $1.1 million, net of federal benefit, for state deferred tax assets as of November 1, 2008. The Company also increased the valuation allowance on certain state tax credits by $0.5 million, offset by the release of a valuation allowance on federal and state capital loss carryovers of $0.4 million as a result of the sale of a store in Palmdale, California.

Net Loss

As a result of the foregoing, the Company reported a net loss of approximately $19.7 million in the first three quarters of fiscal 2008 as compared to a net loss of $13.6 million in the first three quarters of fiscal 2007. On a per share basis (basic and diluted), the net loss was $1.48 per share in the first three quarters of fiscal 2008 as compared to $0.99 per share in the first three quarters of fiscal 2007.

Liquidity and Capital Resources

As described more fully in the Company's 2007 Annual Report on Form 10-K and Note 1 and 5 to the accompanying condensed financial statements, the Company's working capital has been negatively impacted by decreasing sales in the current difficult economic environment. Most recently our cash needs have been met by continued borrowings on our revolving credit facility, as well as short- term trade and factor credit. The Company's liquidity position, like that of most retailers, is also affected by seasonal influences, with the greatest portion of cash from operations generated in the fourth quarter of each fiscal year.

The Company's cash used by operations during the first three quarters of fiscal 2008 is primarily the result of a large net loss, increased inventory for the critical fourth quarter selling period, and a lower than normal build-up in accounts payable due to accelerated payments to factors and vendors for the receipt of merchandise. Cash used by operations during the first three quarters of fiscal 2007 is primarily due to an increase in inventory, a related increase in accounts payable and collection of receivables.

Net cash used in investing activities is the result of capital spending in the first three quarters of fiscal 2008 primarily related to the new store construction in Bend, Oregon, which opened October 23, 2008, the merger and renovation of dual stores in the East Hills Mall in Bakersfield, California and upgrades to the Company's information technology systems. This usage of funds was almost entirely offset by proceeds from the sale of the Company's owned Palmdale, California store. Capital spending during the first three quarters of fiscal 2007 primarily related to renovations of the Clovis, California store and the Hanford, California store, the opening of the new store in Elk Grove, California, which opened November 7, 2007, and upgrades to the Company's point of sale systems.

Net cash provided by financing activities during the first three quarters of fiscal 2008 primarily relates to increased borrowing on the Company's revolving credit facility to fund the acquisition of inventory and for capital expenditures, and other working capital requirements, partially offset by ongoing payment of principal on long-term obligations. Net cash provided by financing activities during the first three quarters of fiscal 2007 primarily related to routine borrowings on the Company's revolving credit facility.

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

As of November 1, 2008, outstanding borrowings under the credit facility totaled $141.3 million, and availability for additional borrowings under the credit facility, after the deduction of the minimum availability requirement and other reserves, was $33.2 million. Since that time the Company's senior secured lenders decreased the borrowing availability under the Company's credit facility, causing a further restriction of the Company's available liquidity. If cash generated by operations and other financial resources, including the transactions contemplated by the Investment Agreement, do not result in a sufficient level of unused borrowing availability, the Company's operations could be constrained by its ability to obtain funds under the terms of the credit facility. In such a case, the Company may be required quickly to seek access to alternative financing arrangements and other sources of additional funding. Such alternative financing arrangements and other sources of funding may not be available at terms acceptable to the Company, if at all, as a result of the difficult retail and credit markets. Failure to obtain additional financing or access to other sources of funding under such circumstances may materially impede the Company's liquidity or require the Company to significantly curtail its operations or pursue all other available options.

Interest charged on amounts borrowed under the credit facility is at the prime rate, or at the Company's option, at the applicable LIBOR rate plus 1.25% per annum. In addition, the Company pays an unused commitment fee equal to 0.20% per annum on the average unused daily balance of the credit facility. The interest rate is adjusted upwards or downwards on a quarterly basis based on a pricing matrix, which is tied to the Company's daily average excess availability for the preceding fiscal quarter (as defined in the agreement). Under the pricing matrix, the applicable interest rate could range from a rate as low as prime or LIBOR plus 1.25%, to as high as prime plus 0.5% or LIBOR plus 2.5%.

The credit facility contains restrictive financial and operating covenants, including the requirement to maintain a fixed charge coverage ratio of 1:1 (as defined in the agreement) if the Company's excess availability (as defined in the agreement) was below $20 million. As of November 1, 2008, the Company's fixed charge coverage ratio, on a 12-month retrospective basis, is less than 1:1; however, the fixed charge coverage ratio requirement was not applicable since the Company's availability was above $20 million. As of November 1, 2008, the Company was in compliance with all covenants applicable to the credit facility. The agreement has a five year term expiring September 26, 2012.

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

On July 18, 2008, the Company entered into an Amended and Restated Stockholders' Agreement (the "Stockholders' Agreement") with ECI, Joseph Levy and Bret Levy. The Stockholders' Agreement amends and restates an earlier agreement that was entered into on August 20, 1998 (and subsequently amended thereafter), in connection with the Harris acquisition. Joseph Levy currently serves as Chairman emeritus of the Company and Bret Levy is his son. Under the terms of the Stockholders' Agreement, ECI is no longer required to vote its shares of common stock of the Company in favor of any transaction that would result in a change of control of the Company and which has been recommended by the Company's Board of Directors and submitted to a vote of the Company's stockholders. The Stockholder's Agreement also provides that any shares of the Company's common stock that are acquired by ECI after July 18, 2008 and which are in excess of the number of shares of the Company's common stock that are held by ECI as of July 18, 2008 shall not be governed under the Stockholders' Agreement. The 2,095,900 shares of the Company's common stock that are currently held by ECI will remain subject to the Stockholders' Agreement.

Trade Credit

The success of the Company's business is dependent upon the adequacy of trade credit offered by key factors and vendors, the vendors' ability and willingness to sell their products at favorable prices and terms, and the willingness of vendors to ship merchandise on a timely basis. The Company has been able to purchase adequate levels of merchandise to support its current operations. However, given the current retail and credit market environment, some of the Company's trade creditors have sought and others may seek enhanced credit protections. Restrictions to the amount of trade credit granted by key factors and vendors can adversely impact the volume of merchandise the Company is able to purchase. Any significant reduction in the volume of merchandise the Company is able to purchase, or a prolonged disruption in the timing of when merchandise is received, could have a material adverse affect on the Company's business, liquidity position, and results of operations.

Other Financings

The Company may consider various other sources of liquidity, including but not limited to the issuance of additional equity or debt securities that might have a dilutive effect on existing shareholders, or incurring additional indebtedness which would increase the Company's leverage. However, additional funding may not be available on terms acceptable to the Company. Failure to obtain additional funding, whether through alternative financing arrangements or access to other sources of liquidity, may materially impede the Company's ability to compete or require the Company to significantly curtail its operations or pursue all other available options.

As an additional source of funding and business opportunity, the Company and Everbright entered into the Investment Agreement on November 20, 2008, as discussed previously. However, the transactions contemplated by the Investment Agreement remain subject to customary closing conditions, including approval by the Company's shareholders at a special meeting called for that purpose and receipt of certain required third party consents, as well as a due diligence review period expiring on December 15, 2008. Accordingly, there can be no assurances that such transactions will be completed prior to the end of fiscal 2008, if at all. In addition, following the Company's entry into the Investment Agreement with Everbright, the Company's senior secured lenders decreased the borrowing availability under the Company's credit facility, causing a further restriction of the Company's available liquidity. As a result, the Company's ability to complete the transactions contemplated by the Investment Agreement are also dependent upon the securing of interim sources of liquidity prior to the completion of such transactions.

Uses of Liquidity

The Company's primary uses of liquidity are for working capital, debt service requirements and capital expenditures. Capital expenditures during the first three quarters of fiscal 2008 totaling $12.2 million primarily relate to the new store construction in Bend, Oregon, the merger and renovation of dual stores in the East Hills Mall in Bakersfield, California and upgrades to the Company's information technology systems.

As of November 1, 2008, the Company had issued a total of $5.2 million of standby letters of credit and documentary letters of credit totaling $1.4 million. The standby letters of credit were primarily issued to provide collateral for workers' compensation insurance policies, and to secure the purchase of merchandise and electricity. Management believes that the likelihood of any draws under the standby letters of credit is remote. Documentary letters of credit are issued in the ordinary course of business to facilitate the purchase of merchandise from overseas suppliers. The supplier draws against the documentary letter of credit upon delivery of the merchandise.

The Company's ability to continue as a going concern is highly dependent both upon the completion of the transactions contemplated by the Investment Agreement, as well as obtaining interim sources of liquidity prior to the completion of such transactions. Because the transactions contemplated by the Investment Agreement remain subject to customary closing conditions, including approval by the Company's shareholders at a special meeting called for that purpose and receipt of certain required third party consents, as well as a due diligence review period expiring on December 15, 2008, there can be no assurances that such transactions will be completed prior to the end of fiscal 2008, if at all. In addition, interim sources of liquidity may not be available to the Company, whether or not on terms acceptable to the Company, as a result of the difficult retail and credit markets. The Company's liquidity and capital resources may also be affected by a number of other factors and risks (many of which are beyond the control of the Company), including the availability of adequate borrowing capacity, adequate cash flows generated by operations and the adequacy of factor and trade credit. For example, certain of the Company's trade creditors have sought and others may seek enhanced credit terms or protections. Changes in trade credit terms could cause the Company to face a need to raise additional capital from the sale of equity or debt securities. If the estimates or assumptions relative to any one of these sources of liquidity are not realized, or if these sources of liquidity are significantly further reduced or eliminated, the Company's liquidity position, financial condition and results of operations will be materially adversely affected, including materially impeding the Company's liquidity or requiring the Company to significantly curtail its operations or pursue all other available options.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," for purposes of Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management's control objectives. The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon the foregoing, as of November 1, 2008, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in reaching the level of reasonable assurance regarding management's control objectives.

There has been no change during the Company's fiscal quarter ended November 1, 2008 in the Company's internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Gottschalks Inc.
(Registrant)
December 11, 2008	By:	/s/ James R. Famalette
James R. Famalette
(Chairman and Chief Executive Officer)
December 11, 2008	By:	/s/ Daniel T. Warzenski
Daniel T. Warzenski
(Vice President and Chief Financial Officer)